Form 10-K
period 2017-12-31
TCW Direct Lending VII LLC
filed 2018-03-22
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2017, there was no established public market for the Registrant’s limited liability common units. The number of the Registrant’s common units outstanding at March 22, 2018 was 10.

Documents Incorporated by Reference

TCW Direct Lending VII LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2017, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

TCW DIRECT LENDING VII LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward- looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn could impair our future portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit could impair our future lending and investment activities;

•	interest rate volatility, could adversely affect our future results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our future portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our future portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company LLC (“TAMCO” or the “Adviser”);

•	the potentially speculative and illiquid nature of our future investments;

•	the use of borrowed money to finance a portion of our future investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our future portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer such investments;

•	the ability of The TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the Adviser and administrator;

•	our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company (“BDC”) under the Investment Company Act of 1940;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the 1934 Act, which preclude civil liability or certain forward-looking statements, do not apply to the forward- looking statements in this report because we are an investment company.

ii

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

“TCW Direct Lending VII LLC,” “Company,” “we,” “us,” and “our”refers to TCW Direct Lending VII LLC, a Delaware limited liability company.

The “Adviser” refers to TCW Asset Management Company LLC, a Delaware limited liability company.

ITEM 1. BUSINESS

Our Company

We were formed on May 23, 2017 as a limited liability company under the laws of the State of Delaware. We expect to conduct a private offering of our common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

We anticipate commencing our loan origination and investment activities on the date we issue Units to persons not affiliated with the Adviser, which we refer to as the “Initial Closing Date.” We expect the Initial Closing Date to occur during the first half of 2018.

On December 29, 2017, we filed an election to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

We are a direct lending investment company that will seek to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We will be managed by the direct lending team of the Adviser (the “Direct Lending Team”), a group of investment professionals that will use the same investment strategy employed by the Direct Lending Team over the past 17 years.

We may make investments through wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the 1940 Act. These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. Our board of directors has oversight responsibility for our investment activities, including our investment in any subsidiary, and our role as sole shareholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as the Company. We would “look through” any such subsidiary to determine compliance with our investment policies.

Although we will be primarily focused on investing in senior secured debt obligations, there may be occasions where our investments may be unsecured. We may also consider making an equity investment, in combination with a debt investment. Our investments will mostly be made in portfolio companies formed as corporations, partnerships and other business entities. Our typical investment commitment is expected to be between $25 million and $150 million. We currently expect to focus on portfolio companies in a variety of industries. While we intend to focus on investments in middle market companies, we may invest in larger or smaller companies. We will consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, debtor-in-possession (“DIP”) loans, bridge loans and Chapter 11 exits.

The issuers in which we intend to invest will typically be highly leveraged, and, in most cases, these investments will not be rated by any rating agency. If these investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade, which is often referred to as “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as speculative with respect to the issuer’s capacity to pay interest and repay principal.

Because we intend to qualify as a RIC under the Code, our portfolio will be subject to diversification and other requirements. In addition to those diversification requirements, we will not invest more than 10% of investors’ aggregate capital commitments to us through the Units (the “Commitments”) in any single portfolio company.

We may borrow money from time to time, but do not intend to exceed a 1:1 debt-to-equity ratio, or such other maximum amount as may be permitted by applicable law. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred units issued by the Company (the “Preferred Units”) to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing Preferred Units would be borne by the holders of the Units (each, a “Unitholder”). See “Item 1A. Risk Factors—Borrowing Money.”

The Adviser

Our investment activities will be managed by the Adviser. Subject to the overall supervision of our board of directors, the Adviser will manage our day-to-day operations and provide investment advisory and management services to us pursuant to the investment management and advisory agreement (the “Advisory Agreement”) by and between the Adviser and us.

The Adviser is a Delaware limited liability company registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $205.0 billion of assets as of December 31, 2017. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with its four predecessor funds, TCW Direct Lending LLC and the Company, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

Our assets are managed by the Adviser’s Direct Lending Team. The Direct Lending Team joined the TCW Group in December 2012. The Direct Lending Team was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Direct Lending Team is launching the Company as its seventh Direct Lending Fund. The Direct Lending Team is led by Richard Miller and currently includes a dedicated group investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings. We will employ the investment approach and strategy the Direct Lending Team developed and implemented over the past 17 years of investing in the middle markets. The investment approach of the Direct Lending Team is primarily to originate and invest in loans to middle market companies and generally focuses on the following:

•	Investing in adjustable-rate, senior secured investment opportunities;

•	Maintaining a principal preservation/absolute return focus;

•	Investing capital in a disciplined manner with an eye towards finding opportunities in both positive and negative markets, without attempting to time markets; and

•	Evaluating investment opportunities on a risk-adjusted return basis.

The Direct Lending Team will apply its investment philosophy, strategy and approach to the management of our portfolio. The conditions of the economy or capital markets will not be used as an absolute indicator of the relative attractiveness of an investment opportunity considered for us. Rather, the investment must provide for adequate return relative to the risk assumed, regardless of the economic or capital market environment.

Investment Management and Advisory Agreement

On December 29, 2017, the Company entered into the Advisory Agreement with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, we will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.”

Pursuant to the Advisory Agreement, the Adviser will:

•	determine the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	determine the assets we will originate, purchase, retain or sell;

•	close, monitor and administer the investments we make, including the exercise of any rights in our capacity as a lender; and

•	provide us such other investment advice, research and related services as we may, from time to time, require.

The Company will pay to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.375% (i.e., 1.50% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of portfolio investments of the Company (including portfolio investments purchased with borrowed funds and other forms of leverage, such as Preferred Units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee payable for any partial month or quarter will be appropriately pro-rated. The “Commitment Period” of the Company will begin on the Initial Closing Date and end three years from the later of (a) the Initial Closing Date and (b) the date on which the Company first completes an investment. While the Management Fee will accrue from the Initial Closing Date, the Adviser intends to defer payment of such fee to the extent that such fee is greater than the aggregate amount of interest and fee income earned by the Company.

In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(a)	First, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions pursuant to this clause equal to their Aggregate Contributions to the Company in respect of all Units;

(b)	Second, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions equal to a 9% internal rate of return on their Aggregate Contributions to the Company in respect of all Units (the “Hurdle”);

(c)	Third, the Adviser will be entitled to an Incentive Fee out of 100% of additional amounts otherwise distributable to Unitholders until such time as the Incentive Fee paid to the Adviser is equal to 20% of the sum of (i) the amount by which the Hurdle exceeds the aggregate capital contributions of the Unitholders in respect of all Units and (ii) the amount of Incentive Fee being paid to the Adviser pursuant to this clause (c); and

(d)	Thereafter, the Adviser will be entitled to an Incentive Fee equal to 20% of additional amounts otherwise distributable to Unitholders in respect of all Units, with the remaining 80% distributed to the Unitholders.

The Incentive Fee will be calculated on a cumulative basis and the amount of the Incentive Fee payable in connection with any distribution (or deemed distribution) will be determined in accordance with the foregoing formula each time amounts are to be distributed to the Unitholders.

For purposes of calculating the Incentive Fee, Aggregate Contributions shall not include Earnings Balancing Contributions or Late-Closer Contributions, and the distributions to Unitholders shall not include distributions attributable to Late-Closer Contributions. Earnings Balancing Contributions received by the Company will not be treated as amounts distributed to Unitholders for purposes of calculating the Incentive Fee. In addition if distributions to which a Defaulting Member otherwise would have been entitled have been withheld pursuant to Section 6.2.4 of the TCW Direct Lending VII LLC Agreement (the “LLC Agreement”), the amounts so withheld shall be treated for such purposes as having been distributed to such Defaulting Member. The amount of any distribution of securities made in kind shall be equal to the fair market value of those securities at the time of distribution determined pursuant to Section 13.4 of the LLC Agreement.

As provided in Section 10.5 of the LLC Agreement, in connection with a Reorganization as described below in “The Private Offering – Investor Optionality; Potential Reorganization,” in which Unitholders will be offered the opportunity to hold interests in the Public Fund, the Extension Fund or the Liquidating Company, an Incentive Fee will be payable by the Company (the “Reorganization Incentive Fee”). The Reorganization Incentive Fee will be calculated as of the Reorganization Date and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all of the Company’s investments were liquidated for their current value (but without taking into account any unrealized appreciation of any Portfolio Investment), and any unamortized deferred Portfolio Investment-related fees were deemed accelerated, (B) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (C) the remainder were distributed to Unitholders and paid as Incentive Fee in accordance with Section 6(a). The Reorganization Incentive Fee will be paid pro rata by each Reorganized Entity (defined below) in accordance with the respective advisory agreement of each Reorganized Entity and, if applicable, the distribution procedures described in the organizational documentation of the relevant Reorganized Entity.

After a Reorganization, all calculations relating to any incentive fee payable by any Reorganized Entity (including without limitation any Adviser Return Obligation (defined below) or comparable amount) will be made without taking into account the interests in any other Reorganized Entity (or contributions, distributions or proceeds relating thereto), so that the timing and amount of any incentive fee payable by a Reorganized Entity following the Reorganization will be determined under the respective advisory agreement of the Reorganized Entity and, if applicable, the organizational documentation of such Reorganized Entity, based solely on the Units in such Reorganized Entity.

If the Advisory Agreement terminates early for any reason other than (i) the Adviser voluntarily terminating the agreement or (ii) the Company terminating the agreement for cause (as set out in the Advisory Agreement), the Company will be required to pay the Adviser a final incentive fee payment (the “Final Incentive Fee Payment”). The Final Incentive Fee Payment will be calculated as of the date the Advisory Agreement is so terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all of the Company’s investments were liquidated for their current value (but without taking into account any unrealized appreciation of any portfolio investment), and any unamortized deferred portfolio investment-related fees were deemed accelerated, (B) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (C) the remainder were distributed to Unitholders and paid as Incentive Fee in accordance with the “waterfall” (i.e., clauses (a) through (d)) described above for determining the amount of the Incentive Fee. The Company will make the Final Incentive Fee Payment in cash on or immediately following the date the Advisory Agreement is so terminated.

In connection with a Reorganization, a Reorganization Incentive Fee is expected to be payable by us (the “Reorganization Incentive Fee”). The Reorganization Incentive Fee will be calculated as of the Reorganization Date and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all our investments were liquidated for their current value (but without taking into account any unrealized appreciation of any portfolio investment), and any unamortized deferred portfolio investment-related fees were deemed accelerated, (B) the proceeds from such liquidation were used to pay all our outstanding liabilities, and (C) the remainder were distributed to Unitholders and paid as Incentive Fee in accordance with the “waterfall” (i.e., clauses (a) through (d)) described above for determining the amount of the Incentive Fee.

Adviser Return Obligation

After we have made our final distribution of assets in connection with our dissolution, if the Adviser has received aggregate payments of Incentive Fees in excess of the amount the Adviser was entitled to receive pursuant to “Incentive

Fee” above, then the Adviser will return to us, on or before 90 days after such final distribution of assets, an amount equal to such excess (the “Adviser Return Obligation”). Notwithstanding the preceding sentence, in no event will the Adviser be required to return to us an amount greater than the aggregate Incentive Fees paid to the Adviser, reduced by the excess of (a) the aggregate federal, state and local income tax liability the Adviser incurred in connection with the payment of such Incentive Fees, over (b) an amount equal to the U.S. federal and state tax benefits available to the Adviser by virtue of the payment made by the Adviser pursuant to its Adviser Return Obligation.

Administration Agreement

On December 29, 2017, the Company entered into the Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”) under which the Administrator (or one or more delegated service providers) will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended; monitor the payment of the Company’s expenses; oversee the performance of administrative and professional services rendered to the Company by others; be responsible for the financial and other records that the Company is required to maintain; prepare and disseminate reports to Unitholders and reports and other materials to be filed with the SEC or other regulators; assist the Company in determining and publishing (as necessary or appropriate) its net asset value; oversee the preparation and filing of tax returns; generally oversee the payment of expenses; and provide such other services as the Administrator, subject to review of the Company’s board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator shall seek such reimbursement from the Company no more than once during any calendar year and shall only seek such reimbursement when all Company Expenses (as defined below) for such calendar year have been paid or accrued. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below) (which shall be borne by the Adviser), in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the financial and legal affairs for the Company, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the Investment Company Act of 1940, the Securities Exchange Act of 1934, as amended, and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action”positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other personnel (including employees and secretarial and other staff of the Administrator) to the extent they are devoted to preparing the Company’s financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the investments of the Company and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with any restructuring, initial public offering or reorganization of the Company or related entities, the termination, liquidation or dissolution of the Company or related entities, or the required redemption of all or substantially all outstanding Units (including the fees and expenses associated with any such transaction), except that all fees, costs and expenses incurred in connection with any Reorganization will be borne appropriately by the Company, the Extension Fund, the Public Fund and the Liquidating Company (each as defined below), as the case may be (and indirectly by the holders of interests in each such company); (bb) fees that may apply in connection with the listing of the Units or securities of a successor on a national securities exchange; and (cc) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

However, the Company will not bear (a) more than an amount equal to 10 basis points of investors’ aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through the date that is six months after the Initial Closing Date, as it may be extended by the Adviser, and (b) more than an amount equal to 12.5 basis points of aggregate Commitments computed annually for Company Expenses; provided, that, any amount by which actual annual expenses in (b) exceed the 12.5 basis point limit shall be carried over to the next year, without limitation, as additional expense until the earlier of the Reorganization or the dissolution of the Company, with any partial year assessed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the 12.5 basis point limit in (b), the following expenses shall be excluded and shall be borne by the Company as incurred without regard to the 12.5 basis point limit in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with the Company’s borrowings (including interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against the Company, out-of-pocket expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of the Company’s portfolio investments performed by the Company’s independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to the Company, out-of-pocket costs and expenses relating to any Reorganization or liquidation of the Company, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, in no event will the Company carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the 12.5 basis point limit for more than three years from the date on which such expenses were reimbursed.

“Adviser Operating Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including the Company, in connection with maintaining and operating the Adviser’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than those incurred in maintaining fidelity bonds and indemnitee insurance policies), in furtherance of providing supervisory investment management services for the Company.

All Adviser Operating Expenses and all expenses of the Company that the Company will not bear will, as set forth above, be borne by the Adviser or its affiliates.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided through the Administration Agreement and the Advisory Agreement. Each of our executive officers are employees of the Adviser.

License Agreement

We will enter into a license agreement (the “License Agreement”) with an affiliate of the Adviser, pursuant to which we will be granted a non-exclusive license to use the name “TCW”. Under the License Agreement, we will have a right to use the “TCW” name and logo for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “TCW” name or logo.

Competition

We will compete for investments with a number of business development companies and other investment funds (including private equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks that underwrite initial public offerings, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act and the Code will impose on us as a BDC and a RIC.

Derivatives

We do not expect derivatives to be a significant component of our investment strategy. We retain the flexibility, however, to utilize hedging techniques, such as interest rate swaps, to mitigate potential interest rate risk on our indebtedness. Such interest rate swaps would principally be used to protect us against higher costs on our indebtedness resulting from increases in both short-term and long-term interest rates.

We also may use various hedging and other risk management strategies to seek to manage additional risks, including changes in currency exchange rates and market interest rates. Such hedging strategies would be utilized to seek to protect the value of our portfolio investments, for example, against foreign currency fluctuations vis-à-vis the U.S. Dollar or possible adverse changes in the market value of securities held in our portfolio.

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of any initial public offering by us or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our Units that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months or (iii) the date on which we have issued more than $1.07 billion in non-convertible debt securities during the preceding three-year period. We will not take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

The Private Offering

In connection with its subscription for Units, each of our investors will make a Commitment to us and will receive one Unit for every one hundred dollars of such investor’s accepted Commitment (for example, an investor making a Commitment of $200 million would be issued two million Units). Each Unit will be issued for a purchase price of $0.01 per Unit (the “Original Issuance Price”) and will obligate the Unitholder to make additional future capital contributions of $99.99. The amount that remains to be drawn down with respect to a Unit is referred to as that Unit’s “Undrawn Commitment.” The minimum Commitment by an investor will be $10 million (i.e., 100,000 Units), although Commitments of lesser amounts may be accepted at our discretion.

Each investor will be required to enter into a subscription agreement in connection with its Commitment (a “Subscription Agreement”). The Subscription Agreement sets forth, among other things, the terms and conditions upon which the investors will purchase Units, the circumstances under which we may draw down capital from investors, certain covenants that all investors must agree to, and the remedies available to us in the event that an investor defaults on its obligation to make capital contributions. In addition, the Subscription Agreement includes an Investor Suitability Questionnaire designed to ensure that all investors are “qualified purchasers” as defined in the 1940 Act, and also are either (i) “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act, or (ii) in the case of Units sold outside the United States, persons that are not “U.S. persons” in accordance with Regulation S under the Securities Act.

While we expect each Subscription Agreement to reflect the terms and conditions summarized in the preceding paragraph, we reserve the right to enter into Subscription Agreements that contain terms and conditions not found in the Subscription Agreements entered into with other investors, subject to applicable law. No Unitholder will be granted, in its Subscription Agreement, the right to invest in Units on more favorable economic terms and conditions than other Unitholders.

Closing Period

The first date on which we will accept Subscription Agreements and issue Units to persons not affiliated with the Adviser is referred to as the “Initial Closing Date.” We expect the Initial Closing Date to occur during the first half of 2018.

After the Initial Closing Date, we expect to hold a limited number of additional closings at which we will issue Units. We expect the additional closings to occur during the 180-day period following the Initial Closing Date and that the period during which Units are being offered (the “Closing Period”) will terminate upon the six-month anniversary of the Initial Closing Date; provided, that, the Adviser may, in its sole discretion, extend the Closing Period for not more than an additional three months. Each investor participating in a closing following the Initial Closing Date (a “Later-Closing Investor”) will be issued Units in exchange for the Original Issuance Price and will be required to contribute to us in respect of each Unit newly issued to such investor:

(i)	an amount equal to the amount of any additional capital contributions we had previously drawn down with respect to a Unit issued on the Initial Closing Date (a “True-Up Contribution”);

(ii)	an amount equal to any increase in the net asset value (as reflected in our books and records) of a Unit issued on the Initial Closing Date through the closing date for the newly issued Unit, excluding any increase in net asset value attributable to additional capital contributions made by the applicable Unitholder or decrease attributable to distributions of True-Up Contributions as described in the paragraph below (an “Earnings Balancing Contribution”); and

(iii)	an amount equivalent to interest at a rate of 2.0% per annum on the True-Up Contribution for such newly issued Unit, calculated for the period from the Initial Closing Date to the closing date for such newly issued Unit (a “Late-Closer Contribution”).

True-Up Contributions will be retained by us and used for any purpose of the Company. If at any time we determine that because of the True-Up Contributions we have excess cash on hand, we may distribute that excess cash among all the Unitholders pro rata based on the number of Units held by each. Any distribution of True-Up Contributions will be treated as a return of previously made capital contributions in respect of the Units and, consequently, will correspondingly increase the Undrawn Commitment of the Units.

Earnings Balancing Contributions will not reduce the Undrawn Commitment of the associated Units and will not be treated as capital contributions for purposes of calculating the Incentive Fee. Earnings Balancing Contributions received by us will not be treated as amounts distributed to Unitholders for purposes of calculating the Incentive Fee.

Late-Closer Contributions will not reduce the Undrawn Commitment of the associated Units and will not be treated as capital contributions for purposes of calculating the Incentive Fee. Late-Closer Contributions made with respect to Units that are issued on a particular closing date will be specially distributed to the Unitholders who were issued Units prior to such closing date pro rata based on the number of Units held by such Unitholders immediately prior to such closing date. The special distribution of Late-Closer Contributions will not be treated as an amount distributed to the Unitholders for purposes of calculating the Incentive Fee.

Commitment Period

The “Commitment Period” of the Company will begin on the Initial Closing Date and end three years from the later of (a) the Initial Closing Date and (b) the date on which the Company first completes an investment; provided, however, that the Commitment Period is subject to termination upon the occurrence and continuance of a Key Person Event, as described below.

A “Key Person Event” will occur if, during the Commitment Period, (i) Mr. Miller and one or more of Ms. Grosso, Mr. O’Neill or Mr. Bold (each of such four persons, a “Key Person”) fail to devote substantially all of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that co-invest or potentially co-invest with the Company, on a combined basis (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. O’Neill and Mr. Bold all fail to devote substantially all of his or her business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided, that, if a replacement has been approved as described in the paragraph below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition of “Key Person Event” will be amended to take into account such successor. Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated by the last sentence of this paragraph, the Commitment Period shall be automatically terminated upon such Key Person Event. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided, that, such replacement has either been approved by a majority of the Independent Directors or by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). If such replacement(s) end the occurrence of a Key Person Event, the Commitment Period will automatically be reinstated.

Investor Optionality; Potential Reorganization

At any time after the second anniversary of the Initial Closing Date (or, if earlier, the date on which the Undrawn Commitment of each Unit has been reduced to zero), subject to applicable law and the discretion of our board of directors, we may seek to initiate a transaction (the “Reorganization,” and the date upon which the Reorganization becomes effective, the “Reorganization Date”) intended to provide Unitholders different options with respect to their investment in the Company. The Reorganization may include one or more of the following: (i) offering Unitholders the option to own an interest in an entity (the “Liquidating Company”) that would make no new investments but instead would generally distribute the proceeds of its investments, as they are received, to its equity holders over time, such that it would likely substantially complete its liquidation within a reasonable period of time following the Reorganization Date; (ii) offering Unitholders the option to own an interest in an entity (the “Public Fund”) that would be a permanent, non-liquidating investment vehicle and elect to be treated as a BDC under the 1940 Act and a RIC under Subchapter M of the Code, and which may, among other things, seek to complete an initial public offering (“IPO”) of its common equity interests; and (iii) offering Unitholders the option to own an interest in an entity (the “Extension Fund” and, together with the Liquidating Company and the Public Fund, the “Reorganized Entities” and each, a “Reorganized Entity”) that would elect to be treated as a BDC under the 1940 Act and a RIC under Subchapter M of the Code and would generally operate as the Company is described to operate in this Annual Report on Form 10-K, but with an extended commitment period and term. Immediately following a Reorganization, each Reorganized Entity would hold an appropriate share of the assets and liabilities held by the Company immediately prior to the Reorganization. The Reorganization will not be completed prior to the end of the Company’s Commitment Period. If, in the sole discretion of our board of directors, the number of Units represented by elections to receive interests in either the Public Fund or the Extension Fund is too small, then our board of directors may choose not to proceed with the Reorganization, or the Reorganization may be effected without providing Unitholders the option to hold interests in either the Public Fund or the Extension Fund (as applicable). If either the Public Fund or the Extension Fund is not made available, any Unitholder that initially elected to receive interests of such entity will be offered an opportunity to make a new election between the available Reorganized Entities.

The extended commitment period of the Extension Fund will begin on the Reorganization Date and end two years from such date and the extended term will end on the sixth anniversary of the Reorganization Date. The Extension Fund may, among other things, seek to complete an IPO of its common equity interests, subject to shareholder and other necessary approvals, after the end of its commitment period.

The Reorganization may be effected in a number of different ways, and any transaction(s), if any, ultimately selected will depend upon applicable legal, tax and other relevant considerations at the time of the Reorganization. Among the possible structures that may be utilized to effect the Reorganization are the following: (A) Unitholders of the Company are offered an opportunity to elect (i) to exchange their Units for interests in one or more wholly owned subsidiaries of the Company or interests in one or more newly formed entities, each of which will become a Reorganized Entity and will hold an appropriate share of the assets and liabilities of the Company, or (ii) to retain their interests in the Company which will become a Reorganized Entity and will hold an appropriate share of the assets and liabilities of the Company; (B) the Company or a subsidiary thereof merges with one or more entities in a transaction or transactions resulting in Unitholders having the option to receive interests in any Reorganized Entity offered as part of the Reorganization; or (C) a structure yet to be determined that would be designed to result in Unitholders of the Company having the option to effectively exchange their interests in the Company for interests in any Reorganized Entity offered as part of the Reorganization. In order to effect any of these or other transactions to offer Unitholders optionality, we expect that we would, among other things, transfer a portion of the assets and liabilities of the Company to one or more separate entities (which may be wholly owned subsidiaries of the Company) that will become the Reorganized Entities, and thereafter provide Unitholders the opportunity to own interests in such new entities in exchange for all or some of their Units. The portion of assets and liabilities so transferred will be determined based on the portion of Unitholders that have elected to invest in each Reorganized Entity. Because the Adviser intends to manage each of the Public Fund and the Extension Fund, and may also manage the Liquidating Company, to the extent the 1940 Act continues to prohibit entities under common control from engaging in certain transactions at the time of the Reorganization, the Company will be required to obtain exemptive and/or no-action relief from the SEC in order to transfer assets to the Public Fund and the Extension Fund, and may require such relief to transfer assets to the Liquidating Company. It is possible that (i) our board of directors may elect to pursue a Reorganization with only two investment options, the Liquidating Company and either the Public Fund or the Extension Fund, and (ii) the Liquidating Company may be operated by one or more entities that are not affiliated with the Adviser, which may not raise the same issues under the 1940 Act. There can be no assurance that the Company will be able to obtain any required exemptive and/or no-action relief from the SEC or that our board of directors will authorize the Reorganization. If the Company does not obtain any required exemptive and/or no-action relief, or if our board of directors determines not to proceed with the Reorganization, then the Company will continue its operations in the manner otherwise set forth in this Annual Report on Form 10-K.

If we do obtain any required exemptive and/or no-action relief, or if it is determined that no such relief is necessary, our board of directors will make the determination as to if and when it is appropriate for us to undertake the Reorganization. Details of any proposed Reorganization will be provided to Unitholders in the event such a transaction is approved by our board of directors. We will not propose a Reorganization unless we have been advised by tax counsel or advisors to the effect that effecting the Reorganization will not have material adverse tax consequences for us and those investors that do not make an election in connection with the proposed Reorganization (i.e., those investors who receive default consideration on the Reorganization Date).

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters. In addition, a BDC must be organized for the purpose of investing in or lending primarily to private companies organized in the United States and making significant managerial assistance available to them.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our board of directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our Unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of any such person’s office. As a BDC, we are currently also required to meet a minimum coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any Preferred Units.

As a BDC, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of our outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject the Unitholders to additional expenses.

We have no intention to, and are generally not able to, issue and sell our Units at a price below net asset value per Unit. We may, however, issue and sell our Units at a price below the then-current net asset value of our Units if our board of directors determines that such sale is in our best interests and the best interests of the Unitholders, and the Unitholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities. In addition, we may generally issue new Units at a price below net asset value in rights offerings to existing Unitholders, in payment of distributions and in certain other limited circumstances.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The Adviser has obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and other funds advised by the Adviser or certain affiliates of the Adviser (referred to herein as “potential co-investment funds”) to engage in certain co-investment transactions. Under the exemptive relief, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us and such potential co-investment funds based on capital available for investment, which generally will be determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations. In situations where we cannot co-invest with other investment funds managed by the Adviser or an affiliate of the Adviser due to the restrictions contained in the 1940 Act that are not addressed by the exemptive relief or SEC guidance, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us and such other investment funds on an alternating basis. There can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.

We will be subject to periodic examination by the SEC for compliance with the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly owned by us) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

•	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

•	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

•	Securities of any eligible portfolio company that we control.

•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed in connection with securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

•	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described under “Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does in fact provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which is referred to herein, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of Preferred Units senior to the Units, if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. While any Preferred Units or, in certain limited circumstances, debt securities are outstanding, we may be prohibited from making distributions to Unitholders or repurchasing Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for generally up to 60 days without regard to the 200% asset coverage requirement described above. Finally, (i) Preferred Units must have the same voting rights as the Units (one Unit, one vote), and (ii) holders of Preferred Units (the “Preferred Unitholders”) must have the right, as a class, to appoint two directors to the board of directors.

Code of Ethics

We and the Adviser have adopted a code of ethics of the Adviser (the “Code of Ethics”) pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The Code of Ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. This information will be available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 and on the SEC’s website at www.sec.gov. The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of the Code of Ethics by written request addressed to the following: Jeffrey Engelsman, Chief Compliance Officer, 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017.

Compliance Policies and Procedures

We and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. We and the Adviser are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a chief compliance officer to be responsible for administering the policies and procedures.

Proxy Voting Policies and Procedures

We intend to delegate our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser and our Independent Directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

If the Adviser has responsibility for voting proxies in connection with its investment advisory duties, or has the responsibility to specify to an agent how to vote the client’s proxies, it exercises such voting responsibilities through the corporate proxy voting process. The Adviser believes that the right to vote proxies is a significant asset of its clients’ holdings. In order to provide a basis for making decisions in the voting of proxies for its clients, the Adviser has established a proxy voting committee (the “Proxy Committee”) and adopted proxy voting guidelines (the “Guidelines”) and procedures.

The Proxy Committee generally meets quarterly (or at such other frequency as determined by the Proxy Committee), and its duties include establishing proxy voting guidelines and procedures, overseeing the internal proxy voting process, and reviewing proxy voting issues. The members of the Proxy Committee include the Adviser’s personnel from the investment, compliance, legal and marketing departments. The Adviser also uses outside proxy voting services (each, an “Outside Service”) to help manage the proxy voting process. Each Outside Service facilitates its voting according to the Guidelines (or according to guidelines submitted by the Adviser’s clients) and helps maintain the Adviser’s proxy voting records. The Adviser’s proxy voting and record keeping is dependent on the timely provision of proxy ballots by custodians, clients and other third parties. Under circumstances described below involving potential conflicts of interest, the Adviser may also request an Outside Service to help decide certain proxy votes. In those instances, the Proxy Committee shall review and evaluate the voting recommendations of each Outside Service to ensure that recommendations are consistent with the Adviser’s clients’ best interest. In the event the Adviser inadvertently receives any proxy material on behalf of a client that has retained proxy voting responsibility, and where it is reasonably feasible by the Adviser to determine the identity of the client, the Adviser will promptly forward such materials to the client. As a matter of firm policy, the Adviser does not disclose to unaffiliated third parties how it expects to vote on upcoming proxies and does not disclose the way it voted proxies without a legitimate need to know such information.

The Guidelines provide a basis for the Adviser’s decisions in the voting of proxies for clients. When voting proxies, the Adviser’s utmost concern is that all decisions be made solely in the interests of the client and with the goal of maximizing the value of the client’s investments. Generally, proposals will be voted in accordance with the Guidelines and any applicable guidelines provided by the Adviser’s clients. The Adviser’s underlying philosophy, however, is that the portfolio managers, who are primarily responsible for evaluating the individual holdings of the Adviser’s clients, are best able to determine how best to further client interests and goals. The portfolio managers may, in their discretion, take into account the recommendations of the Adviser’s management, the Proxy Committee, and any Outside Service.

Individual portfolio managers, in the exercise of their best judgment and discretion, may from time to time override the Guidelines and vote proxies in a manner that they believe will enhance the economic value of clients’ assets, keeping in mind the best interests of the beneficial owners. The Guidelines provide procedures for documenting and, as required, approving such overrides. In the event a potential conflict arises in the context of voting proxies for the Adviser’s clients, the primary means by which the Adviser will avoid a conflict of interest is by casting votes with the assistance of an Outside Service according to the Guidelines and any applicable guidelines provided by the Adviser’s clients. If a potential conflict of interest arises, and the proxy vote to be decided is predetermined under the Guidelines, then the Adviser will follow the Guidelines and vote accordingly. On the other hand, if a potential conflict of interest arises and there is no predetermined vote, or the Guidelines themselves refer such vote to the portfolio manager for decision, or the portfolio manager would like to override a predetermined vote, then the Guidelines provide procedures for determining whether a material conflict of interest exists and, if so, resolving such conflict.

The Adviser or an Outside Service will keep records of the following items for at least five years: (i) the Guidelines and any other proxy voting procedures; (ii) proxy statements received regarding client securities (unless such statements are available on the SEC’s EDGAR system); (iii) records of votes cast on behalf of clients (if maintained by an Outside Service, that Outside Service will provide copies of those records promptly upon request); (iv) records of written requests for proxy voting information and the Adviser’s response (whether a client’s request was oral or in writing); and (v) any documents the Adviser prepared that were material to making a decision on how to vote, or that memorialized the basis for the decision. Additionally, the Adviser or an Outside Service will maintain any documentation related to an identified material conflict of interest.

Privacy Principles

We are committed to maintaining the confidentiality, integrity and security of nonpublic personal information relating to our investors. The following information is provided to describe generally what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We may collect nonpublic personal information regarding investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between individual investors and the Company. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for legitimate business purposes, for example, in order to service the investor’s accounts or provide the investor with information about other products and services offered by the Company or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as required by law or in connection with regulatory or law enforcement inquiries, or (ii) as otherwise permitted by law to the extent necessary to effect, administer or enforce investor or our transactions.

Any party that receives nonpublic personal information relating to investors from the Company is permitted to use the information only for legitimate business purposes or as otherwise required or permitted by applicable law or regulation. In this regard, for our officers, employees and agents and affiliates, access to such information is restricted to those who need such access in order to provide services to us and to our investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information.

Reporting Obligations

In order to be regulated as a BDC under the 1940 Act, we are required to register a class of equity securities under the 1934 Act. As a result, we have filed a Registration Statement for our Units with the SEC under the 1934 Act. We are required to file annual reports, quarterly reports and current reports with the SEC. This information is available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 and on the SEC’s website at www.sec.gov. The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330.

Because we do not currently maintain a corporate website, we do not intend to make available on a website our annual reports on

Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. We do intend, however, to provide electronic or paper copies of our filings free of charge upon request.

Certain U.S. Federal Income Tax Consequences

The following is a summary of certain material U.S. federal income tax considerations related to an investment in the Units. This summary is based upon the provisions of the Code, as amended, the U.S. Treasury regulations promulgated thereunder, published rulings of the Internal Revenue Service (the “IRS”) and judicial decisions in effect as of the date hereof, all of which are subject to change, possibly with retroactive effect. The discussion does not purport to describe all of the U.S. federal income tax consequences that may be relevant to a particular investor in light of that investor’s particular circumstances and is not directed to investors subject to special treatment under the U.S. federal income tax laws, such as banks, dealers in securities, tax-exempt entities and insurance companies. In addition, this summary does not discuss any aspect of state, local or non-U.S. tax law and assumes that investors will hold their Units as capital assets (generally, assets held for investment).

For purposes of this discussion, a “U.S. Holder” is a Unitholder that is, for U.S. federal income tax purposes: (a) an individual who is a citizen or resident of the United States; (b) a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (c) an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (d) a trust if a court within the United States can exercise primary supervision over its administration and certain other conditions are met. A “Non-U.S. Holder” is a Unitholder who is not a U.S. Holder. For tax purposes, our fiscal year is the calendar year.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds Units, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that will own Units through a partnership should consult its tax advisors with respect to the purchase, ownership and disposition of those Units.

Tax matters are complicated and prospective investors in the Units are urged to consult their own tax advisors with respect to the U.S. federal income tax and state, local and non-U.S. tax consequences of an investment in the Units, including the potential application of U.S. withholding taxes.

Classification of the Company as Corporation for Tax Purposes

As a limited liability company, the Company is an eligible entity that is entitled to elect its classification for U.S. federal tax purposes. The Company has made an election to cause it to be classified as an association that is taxable as a corporation. If the Company is unable to qualify as a RIC (the requirements of which are discussed below) during the liquidation of its portfolio following the Commitment Period, it may consider filing a new election to cause the Company to be classified as a partnership for U.S. federal tax purposes. The Company has no current intention of making such a new election and would only make such election if it determines it is in the best interests of Unitholders to do so.

Regulated Investment Company Classification

As a BDC, we intend to elect, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our Unitholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment, we must distribute to our Unitholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we distribute to Unitholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to Unitholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no federal income tax, in preceding years.

In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:

•	at all times during each taxable year, have in effect an election to be treated as a BDC under the 1940 Act;

•	derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership”; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships.”

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to Unitholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

We may have difficulty satisfying the diversification requirements as we liquidate our portfolio following the Commitment Period, since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any nonqualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of nonqualifying securities or other property.

Because we may use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% gross income test described above. We will monitor our transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions.

If, in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to Unitholders, and distributions will be taxable to the Unitholders as ordinary dividends to the extent of our current and accumulated earnings and profits.

In the event we invest in non-U.S. securities, we may be subject to withholding and other non-U.S. taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our Unitholders their share of the non-U.S. taxes paid by the Company.

Taxation of U.S. Holders

Distributions by us generally will be taxable to U.S. Holders as ordinary income or capital gains. Distributions of our investment company taxable income will be taxable as ordinary income to U.S. Holders to the extent of our current or accumulated earnings and profits. Distributions of our net capital gains (that is, the excess of our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. Holder as long-term capital gains, regardless of the U.S. Holder’s holding period for its Units. Distributions of investment company taxable income that are reported by us as being derived from “qualified dividend income” will be taxed in the hands of non-corporate Unitholders at the rates applicable to long-term capital gain, provided that holding period and other requirements are met by both the Unitholders and us. Dividends distributed by us will generally not be attributable to qualified dividend income. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. Holder’s adjusted tax basis in such U.S. Holder’s Units and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. Holder. For a summary of the tax rates applicable to capital gains, including capital gain dividends, see the discussion below.

Although we currently intend to distribute realized net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses), if any, at least annually, we may in the future decide to retain some or all of our net capital gains, and to designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. Holder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. Holder, and the U.S. Holder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the U.S. Holder’s cost basis for its Units. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by non-corporate U.S. Holders on long-term capital gains, the amount of tax that non-corporate U.S. Holders will be treated as having paid will exceed the tax they owe on the capital gain dividend. Such excess generally may be claimed as a credit or refund against the U.S. Holder’s other U.S. federal income tax obligations. A U.S. Holder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to Unitholders prior to the expiration of 60 days after the close of the relevant tax year.

For purposes of determining (i) whether the Annual Distribution Requirement is satisfied for any year and (ii) the amount of dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, a U.S. Holder generally will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared in October, November, or December of any calendar year, payable to Unitholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by the U.S. Holders on December 31 of the year in which the dividend was declared.

U.S. Holders making Earnings Balancing Contributions should consider that distributions of any amounts of the earnings requiring the Earnings Balancing Contributions will be taxed upon receipt as dividends to the extent of our current and accumulated earnings and profits even though the distribution economically represents a return of the Unitholder’s investment. Similarly, any distribution of True-Up Contributions will be taxed upon receipt as dividends to the extent of our current and accumulated earnings and profits even though the distribution economically represents a return of the Unitholder’s investment.

You may recognize taxable gain or loss if you sell or exchange your Units (including a redemption of such Units or upon a liquidation of the Company). The amount of the gain or loss will be measured by the difference between your adjusted tax basis in your Units and the amount of the proceeds you receive in exchange for such Units. Any gain or loss arising from the sale or exchange of the Units (or, in the case of distributions in excess of the sum of your current and accumulated earnings and profits and your tax basis in the Units, treated as arising from the sale or exchange of your Units) generally will be a capital gain or loss if the Units are held as a capital asset. This capital gain or loss normally will be treated as a long-term capital gain or loss if you have held your Units for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or exchange of Units held for six months or less generally will be treated as a long-term capital loss to the extent of the amount of capital gain dividends received, or treated as deemed distributed, with respect to such Units.

In general, individual U.S. Holders currently are subject to a maximum U.S. federal income tax rate of 20% on their net capital gain, i.e., the excess of net long-term capital gain over net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in the Units in the future. In addition, individuals with income in excess of $200,000 ($250,000 in the case of married individuals filing jointly or $125,000 in the case of married individuals filing separately) and certain estates and trusts are subject to an additional 3.8% tax on their “net investment income,” which generally includes net income from interest, dividends, annuities, royalties, and rents, and net capital gains (other than certain amounts earned from trades or businesses). Corporate U.S. Holders currently are subject to U.S. federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Dividends distributed by us to corporate Unitholders generally will not be eligible for the dividends-received deduction. Tax rates imposed by states and local jurisdictions on capital gain and ordinary income may differ.

We (or the applicable withholding agent) will send to each of the U.S. Holders, as promptly as possible after the end of each calendar year, a report detailing the amounts includible in such U.S. Holder’s taxable income for such year as ordinary income, long-term capital gain and “qualified dividend income,” if any. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local, and non-U.S. taxes depending on a U.S. Holder’s particular situation.

Limitation on Deduction for Certain Expenses

If the Units are not beneficially owned by at least 500 persons at all times during the taxable year, then a U.S. Holder that is an individual, estate or trust may be subject to limitations on miscellaneous itemized deductions in respect of its share of expenses that we incur, to the extent that the expenses would have been subject to these limitations if the holder had incurred them directly. We do not expect the Units to be beneficially owned by 500 or more persons.

If we do not satisfy the 500-shareholder requirement, we would be required to report the relevant expenses, including the Management Fee and Incentive Fee, on Form 1099-DIV, and affected holders will be required to take into account as income an amount equal to their allocable share of such expenses and to take into account their allocable share of such expenses.

U.S. Taxation of Tax-Exempt U.S. Holders

A U.S. Holder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. Holder of the activities we propose to conduct could give rise to UBTI. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its Unitholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. Holder should not be subject to U.S. taxation solely as a result of the holder’s ownership of Units and receipt of dividends with respect to such Units. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. Holder. Therefore, a tax-exempt U.S. Holder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected.

Taxation of Non-U.S. Holders

Whether an investment in the Units is appropriate for a Non-U.S. Holder will depend upon that person’s particular circumstances. Non-U.S. Holders should consult their tax advisers before investing in the Units. Distributions of our “investment company taxable income” to Non-U.S. Holders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of federal withholding tax if paid to Non-U.S. Holders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent such distributions do not exceed our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. Holder (and, if a treaty applies, are attributable to a U.S. permanent establishment of the Non-U.S. Holder), we will not be required to withhold U.S. federal tax if the Non-U.S. Holder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. Special certification requirements apply to a Non-U.S. Holder that is a non-U.S. partnership or a non-U.S. trust, and such entities are urged to consult their own tax advisers.

U.S.-source withholding taxes are generally not imposed on dividends paid by RICs to the extent the dividends are reported as “interest-related dividends” or “short-term capital gain dividends.” Interest-related dividends and short-term capital gain dividends generally represent distributions of interest or short-term capital gains that would not have been subject to U.S. withholding tax at the source if they had been received directly by a non-U.S. person, and that satisfy certain other requirements. No assurance can be given as to whether any of the Company’s distributions will be reported as eligible for this exemption from withholding tax. In addition, Non-U.S. Holders should be aware that U.S. withholding rules require the Company (or its withholding agent) to withhold on distributions in the absence of certainty as to whether such distributions are eligible for the exemption from withholding tax. Since amounts designated as interest-related dividends may be reduced to the extent such amounts exceed the Company’s “qualified net interest income” for the taxable year in which such dividend is distributed, the Company will generally not be certain that the entire amount of mid-year distributions of interest-related dividends is, in fact, properly treated as such. Accordingly, such distributions to Non-U.S. Holders may be subject to overwithholding by the Company (or its withholding agent). The Company intends to take measures to minimize the risk of such overwithholding. In addition, the Company may choose to hold such amounts in escrow until the year-end determination of qualified net interest income can be made. In such cases, the Company intends to promptly return any overwithheld amounts to Non-U.S. Holders subsequent to making such determinations. Alternatively, however, there is a risk that such overwithheld amounts may be remitted to the Internal Revenue Service and that a Non-U.S. Holder would be required to file a return with the Internal Revenue Service in order to claim a refund of such overwithheld amounts.

Actual or deemed distributions of our net capital gains to a Non-U.S. Holder, and gains realized by a Non-U.S. Holder upon the sale or redemption of its Units (including a redemption of such Units or upon a liquidation of the Company), will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. Holder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. Holder in the United States) or, in the case of an individual, the Non-U.S. Holder was present in the United States for 183 days or more during the taxable year and certain other conditions are met. If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. Holder will be entitled to a U.S. federal income tax credit or tax refund equal to the allocable share of the corporate-level tax we pay on the capital gains deemed to have been distributed; however, in order to obtain the refund, the Non-U.S. Holder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. Holder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

If any actual or deemed distributions of our net capital gains, or any gains realized upon the sale or redemption of Units, are effectively connected with a U.S. trade or business of the Non-U.S. Holder (and, if an income tax treaty applies, are attributable to a U.S. permanent establishment maintained by the Non-U.S. Holder), such amounts will be subject to U.S. income tax, on a net-income basis, in the same manner, and at the graduated rates applicable to, a U.S. Holder. For a corporate Non-U.S. Holder, the after-tax amount of distributions (both actual and deemed) and gains realized upon the sale or redemption of its Units that are effectively connected to a U.S. trade or business (and, if a treaty applies, are attributable to a U.S. permanent establishment), may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

Non-U.S. Holders making Earnings Balancing Contributions should consider that distributions of any amounts of the earnings requiring the Earnings Balancing Contributions will be treated for U.S. tax purposes as dividends to the extent of our current and accumulated earnings and profits even though the distribution economically represents a return of the Unitholder’s investment. Similarly, any distribution of True-Up Contributions will be taxed upon receipt as dividends to the extent of our current and accumulated earnings and profits even though the distribution economically represents a return of the Unitholder’s investment. Such dividends would be subject to U.S. withholding tax or income tax in accordance with the rules discussed above.

Under legislation commonly referred to as the “Foreign Account Tax Compliance Act,” a 30% withholding tax is imposed on payments of certain types of income to non-U.S. financial institutions that fail to enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by non-U.S. entities that have U.S. persons as substantial owners). The types of income subject to the tax include U.S. source interest and dividends paid after June 30, 2014 and the gross proceeds from the sale of any property that could produce U.S.-source interest or dividends paid after December 31, 2016. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, a 30% withholding is also imposed on payments to non-U.S. entities that are not financial institutions unless the non-U.S. entity certifies that it does not have a greater than 10% U.S. owner or provides the withholding agent with identifying information on each greater than 10% U.S. owner. When these provisions become effective, depending on the status of a Non-U.S. Holder and the status of the intermediaries through which they hold their Units, Non-U.S. Holders could be subject to this 30% withholding tax with respect to distributions on their Units and proceeds from the sale of their Units. Under certain circumstances, a Non-U.S. Holder might be eligible for refunds or credits of such taxes.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and non-U.S. tax consequences of an investment in the Units.

Backup Withholding and Information Reporting

Backup withholding may apply to distributions on the Units with respect to certain non-exempt U.S. Holders. Such a U.S. Holder generally will be subject to backup withholding unless the U.S. Holder provides its correct taxpayer identification number and certain other information, certified under penalties of perjury, to the dividend paying agent, or otherwise establishes an exemption from backup withholding. Any amount withheld under backup withholding is allowed as a credit against the U.S. Holder’s U.S. federal income tax liability, provided the proper information is provided to the IRS.

U.S. information reporting requirements and backup withholding tax will not apply to dividends paid on the Units to a Non-U.S. Holder, provided the Non-U.S. Holder provides a Form W-8BEN or Form W-8BEN-E (or satisfies certain documentary evidence requirements for establishing that it is a non-United States person) or otherwise establishes an exemption. Information reporting and backup withholding also generally will not apply to a payment of the proceeds of a sale of the Units affected outside the United States by a non-U.S. office of a non-U.S. broker. However, information reporting requirements (but not backup withholding) will apply to a payment of the proceeds of a sale of the Units effected outside the United States by a non-U.S. office of a broker if the broker (i) is a United States person, (ii) derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, (iii) is a “controlled foreign corporation” as to the United States, or (iv) is a non-U.S. partnership that, at any time during its taxable year is more than 50% (by income or capital interest) owned by United States persons or is engaged in the conduct of a U.S. trade or business, unless in any such case the broker has documentary evidence in its records that the holder is a non-U.S. holder and certain conditions are met, or the holder otherwise establishes an exemption. Payment by a United States office of a broker of the proceeds of a sale of the Units will be subject to both backup withholding and information reporting unless the holder certifies its non-United States status under penalties of perjury or otherwise establishes an exemption. Backup withholding is not an additional tax. Any amounts withheld from payments made to a Unitholder may be refunded or credited against such Unitholder’s U.S. federal income tax liability, if any, provided that the required information is furnished to the IRS.

ITEM 1A. RISK FACTORS.

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks we face, and we face other risks which we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment.

Lack of Operating History. We will not commence investment operations until the Initial Closing Date and have no performance history. Past performance, including the past performance of the prior Direct Lending Funds or other investment entities and accounts managed by the Adviser, is not necessarily indicative of our future results.

Experience Operating a BDC. The investment professionals of the Adviser have limited prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques it previously employed in identifying and managing past investments. Accordingly, there can be no assurance that the Adviser will replicate the historical performance of other investment funds with which it has been affiliated. As a result, our investment returns could be substantially lower than the returns achieved by such other investment funds.

Dependence on Key Personnel and Other Management. Unitholders have no right or power to participate in the management of the Company and may not receive detailed financial information regarding investments that is available to the Adviser. An investor in the Company must rely upon the ability of the Adviser (including the Direct Lending Team and other investment professionals of the Adviser) to identify, structure and implement investments consistent with our investment objectives and policies. Accordingly, our success is dependent on the Adviser’s ability to retain and motivate highly qualified professionals. The loss of services of Mr. Richard Miller, Ms. Suzanne Grosso, Mr. Kyle O’Neill and/or Mr. Jim Bold during the Commitment Period could have an adverse effect on our business, financial condition or results of operations. Our future success also depends on the Adviser’s ability to identify, hire, train and retain other highly qualified and experienced investment and management professionals. Competition for such professionals is significant, and there can be no assurance that the Adviser will be able to attract or retain other highly qualified professionals in the future. The inability of the Adviser to attract and retain such professionals could have a material adverse effect upon our business, financial condition or results of operations.

Reliance on Portfolio Company Management. The day-to-day operations of each portfolio company in which we invest will be the responsibility of such entity’s management team. In addition, we may make investments in portfolio companies where we have limited influence and the other investors in such portfolio company have economic or business interests or goals that are inconsistent with our business interests and goals. Although the Adviser will be responsible for monitoring the performance of each of our investments and we are required, pursuant to a specific 1940 Act provision applicable to BDCs, to offer to provide each of our portfolio companies managerial assistance, there can be no assurance that the existing management team of a portfolio company or any successor will be able to operate any such entity in accordance with our expectations. In this situation, we may not be in a position to limit or otherwise protect the value of our investment.

No Assurance of Profits. There is no assurance that we will be able to generate returns for our investors or that the returns will be commensurate with the risks of investing in the types of companies and transactions described herein. The marketability and value of any of our investments will depend upon many factors beyond our control. We will incur organizational expenses, Management Fees and other operating expenses which may exceed our income, and a Unitholder could lose the entire amount of its contributed capital. Therefore, a prospective investor should only invest in the Company if such investor can withstand a total loss of his or her investment. The past investment performance of the entities and accounts with which the Adviser and its investment professionals have been associated cannot be taken to guarantee future results of any investment in the Company.

General Economic and Financial Conditions. The success of any investment activity is influenced by general economic and financial conditions, all of which are beyond our control and the control of the Adviser. These conditions, such as the recent global economic crisis and significant downturns in the financial markets, may materially adversely affect our operating results, financial condition and ability to implement our business strategy and/or meet our return objectives.

Competition for Investment Opportunities. There can be no assurance that there will be a sufficient number of suitable investment opportunities to enable us to invest all of the Commitments of the Unitholders in opportunities that satisfy our investment strategy, or that such investment opportunities will lead to completed investments by us. The activity of identifying, structuring, completing, implementing and realizing attractive investment opportunities is highly competitive. We will compete for investment opportunities with many other industry participants, including other BDCs, public and private funds, individual and institutional investors, and financial institutions. Many such entities have substantially greater economic and personnel resources than the Company and/or better relationships with borrowers and others and/or the ability to accept more risk than we believe can be prudently managed. Accordingly, competition for investments may have the effect of reducing the number of suitable prospective investments available to us and increasing the bargaining power of borrowers, thereby reducing our investment returns. Furthermore, the availability of investment opportunities generally will be subject to market conditions. It is possible that our capital will not be fully utilized if sufficient attractive investments are not identified and consummated by the Adviser.

No Secondary Market for Securities. Our investments are generally heavily negotiated and, accordingly, do not have the liquidity of conventional securities and will not have readily available market prices. We value such investments at fair value as determined in good faith by our board of directors in accordance with our valuation policy. Because there is no single standard for determining fair value, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment. In addition, due to their illiquid nature, we may not be able to dispose of our investments in a timely manner, at a fair price and/or in the manner that was thought to be viable when the investment was initiated (due to economic, legal, political or other factors). There is no assurance that we will be able to dispose of an investment in a particular security. The inability to dispose of a security could result in losses incurred by us, including the loss of our entire investment in such security. The debt of highly leveraged companies or companies in default also may be less liquid than other debt. If we voluntarily or involuntarily sold those types of debt securities, we might not receive the full value we expect.

Release from Commitments. The limited liability company agreement of TCW Direct Lending LLC (the “Prior Fund”) contemplates that the board of directors of the Prior Fund may cause the Prior Fund to offer the holders of its units (the “Prior Fund Units”) the option to either (i) retain their ownership of such Prior Fund Units or (ii) to exchange their Prior Fund Units for shares of common stock in a newly formed entity that will elect to be treated as a BDC under the 1940 Act and a RIC under Subchapter M of the Code, and which may, among other things, seek to complete an initial public offering (the “Fund VI Permanent Capital Fund”). Under certain circumstances, Unitholders of the Company that invest in the Fund VI Permanent Capital Fund may seek to be relieved of all or part of their Commitments to the Company by requesting that the Company repurchase one or more of the Units subscribed for by such Unitholders. The Company may, in its discretion, choose to sell any Units so repurchased to other eligible investors, but there can be no assurance that the Company will be able to sell some or all of any such Units. To the extent that the Company is not able to sell repurchased Units, the release of Unitholders from their Commitments would (a) reduce the amount of capital available for the Company to draw down and invest in portfolio investments, which may adversely affect the performance of the Company and its ability to achieve its objective and (b) decrease the number of outstanding Units and, therefore, could result in a Unitholder holding a percentage of the total number of Units outstanding that exceeds the percentage desired by such Unitholder and/or a prescribed regulatory threshold.

Illiquidity of Collateral. Collateral may consist of assets that may not be readily liquidated, and there is no assurance that the liquidation of those assets will satisfy a company’s obligations. If a company defaults on a secured investment, the Company may receive assets other than cash or securities in full or partial satisfaction of such company’s obligations. The Company might not be able to realize the benefit of the assets for legal, practical or other reasons. The Company might hold those assets until it is determined to be appropriate to dispose of them.

Portfolio Concentration. Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be diversified. See “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets” and “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.” Aside from the diversification requirements that we will have to comply with as a RIC and other contractual investment limitations to which we are subject pursuant to the LLC Agreement, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers or industries, any adverse change in one or more of such issuers or industries could have a material adverse effect on our investments. To the extent the aggregate Commitments of the Unitholders turn out to be substantially less than the amounts targeted, our portfolio may be even more concentrated than it would otherwise be.

Credit Risks. Debt investments are subject to credit risk. Credit risk relates to the ability of the borrower to make interest and principal payments on the loan or security as they become due. If the borrower fails to pay interest, our income might be reduced. If the borrower fails to repay principal, the value of that security and the value of the Company might be reduced. Our investments in debt securities are subject to risks of default. We may invest in debt securities made in connection with leveraged buy-out transactions, recapitalizations and other highly leveraged transactions. While our investments in senior loans typically will be secured by collateral, we may have difficulty liquidating the collateral or enforcing our rights under the terms of the senior loans in the event of the borrower’s default. There is no guarantee that the collateral securing a senior loan will be sufficient to protect us against losses or a decline in income in the event of a borrower’s non-payment of interest or principal. In the event that a borrower declares bankruptcy, a court could invalidate our security interest in the loan collateral or subordinate our rights under the senior loan to other creditors of the borrower. Also, we may invest part of our assets in loans and other debt obligations that are not fully secured.

Interest Rate Risk. In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding debt securities generally fall, and they may sell at a discount from their face amount. Our debt investments will generally have adjustable interest rates. For that reason, the Adviser expects that when interest rates change, the amount of interest we receive in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates.

Reliance Upon Unaffiliated Co-Lender. In certain circumstances we may co-invest with an unaffiliated lender, who will sometimes be responsible for performing some of the legal due diligence on the borrower and for negotiating some of the terms of the loan agreement that establishes the terms and conditions of the debt investment and the rights of the borrower and the lenders. In such circumstances, although we will perform our own due diligence, we may rely in part on the quality of the due diligence performed by the co-lender and will be bound by the negotiated terms of the loan documentation. There can be no assurance that the unaffiliated co-lender will perform the same level of due diligence as we would perform or that the co-lender will negotiate terms that are consistent with the terms generally negotiated and obtained by us. If the unaffiliated co-lender is acting as collateral agent under the loan documentation and becomes insolvent, the assets securing the debt investment may be determined by a court or regulatory authority to be subject to the claims of the co-lender’s creditors. If that were to occur, we might incur delays and costs in realizing payment on the loan, or we might suffer a loss of principal and/or interest.

Reliance upon Consultants. The Adviser may rely upon independent consultants in connection with its evaluation of proposed investments; however, no assurance can be given that these consultants will accurately evaluate such investments and we may incur liability as a result of such consultants’ actions.

Use of Investment Vehicles. In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle (each, an “Investment Vehicle”) are similar to those associated with a direct investment in a portfolio company. While we will analyze the credit and business of a potential portfolio company in determining whether or not to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the Investment Vehicle, the risks outlined below under “—Insolvency Considerations with Respect to Portfolio Companies” will be applicable with equal effect. Additionally, in the case of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle would be structurally subordinated to the other obligations of the portfolio company).

Insolvency Considerations with Respect to Portfolio Companies. Various laws enacted for the protection of creditors may apply to our debt investments. A bankruptcy proceeding against a borrower could delay or limit our ability to collect the principal and interest payments on that borrower’s debt obligations. In a lawsuit brought by creditors of a borrower, a court or a trustee in bankruptcy could take certain actions that would be adverse to us. For example:

•	Other creditors might convince the court to set aside or subordinate a loan or the security interest in a loan as a “fraudulent conveyance,” a “preferential transfer” or for other equitable considerations. In that event, the court could recover from us the interest and principal payments that the borrower made before becoming insolvent. There can be no assurance that we would be able to prevent such recapture.

•	A bankruptcy court may restructure the payment obligations under debt securities so as to reduce the amount to which we would be entitled.

•	The court might discharge the amount of a loan we make that exceeds the value of the collateral securing the loan. The court could subordinate our rights to the rights of other creditors of the borrower under applicable law.

•	Although our senior secured position under a senior loan provides some assurance that we would be able to recover some of our investment in the event of a borrower’s default, the collateral might be insufficient to cover the borrower’s debts. A bankruptcy court might find that the collateral securing the senior loan is invalid or require the borrower to use the collateral to pay other outstanding obligations. If the collateral consists of stock of the borrower or its subsidiaries, the stock may lose all of its value in the event of a bankruptcy, which would leave us exposed to greater potential loss.

•	If a borrower defaults on a scheduled interest or principal payment on a debt obligation, we may experience a reduction of our income. In addition, the value of the debt investment would decline, which may, in turn, cause our value to decline.

Lender Liability. In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “Lender Liability”). Generally, Lender Liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Lender Liability claims generally arise in bankruptcy, but can also arise under state law claims. Lender Liability often involves claims of misconduct where a lender (a) intentionally takes an action that exacerbates the insolvency of a borrower or issuer or that results in the undercapitalization of a borrower or issuer to the detriment of other creditors of such borrower or issuer, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a shareholder to dominate or control a borrower or issuer to the detriment of other creditors of such borrower or issuer. We could be subject to allegations of Lender Liability because of the nature of certain of our investments. There is also a risk that where Lender Liability is alleged, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors (a remedy called “Equitable Subordination”). We do not intend to engage in conduct that would give rise to a claim of Lender Liability or Equitable Subordination. However, as a BDC, we are obligated to offer managerial assistance to each of our portfolio companies. To the extent any of our portfolio companies elect to accept such offer to provide managerial assistance, that level of involvement with a portfolio company could strengthen a Lender Liability claim against us. Therefore, claims for Lender Liability or Equitable Subordination affecting our investments could arise as a result of any managerial assistance that we provide in order to fulfill our obligations as a BDC. Moreover, because of the nature of our investments, we may not always be the lead creditor, and security or other agents may act on behalf of the investors in a security owned by us. Therefore, claims for Lender Liability or Equitable Subordination affecting our investments could also arise without our direct managerial or other involvement.

Special Risks of Highly Leveraged or other Risky Portfolio Companies. We can invest up to 100% of our total assets in debt and equity securities of portfolio companies that are highly leveraged and whose debt securities would be considered well below investment grade. We may also invest in obligations of portfolio companies in connection with a restructuring under Chapter 11 of the U.S. Bankruptcy Code (i.e., a “DIP Financing”) if the obligations meet the credit standards of the Adviser. These debt obligations tend to offer higher yields than investment grade securities to compensate investors for the higher risk, and are commonly referred to as “high risk securities” or, in the case of bonds, “junk bonds.” Lending to highly leveraged or other risky borrowers is highly speculative. These investments may expose us to financial market risks, interest rate risks and credit risks that are significantly greater than the risks associated with other securities in which we may invest. An economic downturn or a period of rising interest rates, for example, could cause a decline in the prices of such securities. The prices of securities structured as zero-coupon or pay-in-kind securities may be more volatile than securities that pay interest periodically and in cash. In the event of a default by a portfolio company, we would experience a reduction of our income and could expect a decline in the fair value of the defaulted securities and may incur significant additional expenses to seek recovery.

Risk of Bridge Financing. If we make or invest in a bridge loan or interim financing for a portfolio company that intends to refinance all or a portion of that loan, there is a risk that the borrower will be unable to complete such refinancing successfully. Such failure could lead to the portfolio company having to pay interest at increasing rates along with additional fees and expenses, the result of which may reduce the value of the portfolio company.

Risk of Subordinated or Mezzanine Financing. Our investments in subordinated or mezzanine financing will generally be unsecured or, if secured, will be subordinated to the interests of the senior lender in the borrower’s capital structure. In the event of a bankruptcy or insolvency involving the borrower where there are insufficient assets to satisfy the obligations of the borrower to its senior lender, there may be no assets available to meet its obligations to the holders of its subordinated or mezzanine debt, including the Company.

Risks of Investing in Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid only after the first out tranche is paid. We may participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans.

Non-U.S. Investment Risk. We may invest up to 30% of our gross assets in portfolio companies domiciled outside of the United States (assuming that the remaining 70% of our gross assets constitute “qualifying assets” (as defined in the 1940 Act and as described under “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets”)). Non-U.S. obligations have risks not typically involved in domestic investments. For example, non-U.S. obligations not denominated in U.S. dollars will cause our investment performance to vary based on changes in the applicable currency exchange rate. Moreover, even if we attempt to hedge the currency exchange risk, these hedges may be expensive and may not completely protect us in all circumstances. Non-U.S. investing can also result in higher transaction and operating costs for the Company. Non-U.S. issuers may not be subject to the same accounting and disclosure requirements that U.S. issuers are subject to. The value of non-U.S. investments may be affected by exchange control regulations, expropriation or nationalization of a company’s assets, non-U.S. taxes, delays in settlement of transactions, changes in governmental economic or monetary policies in the United States or abroad, or other political and economic factors. We may have greater difficulty taking appropriate legal actions in non-U.S. courts. Non-U.S. countries may impose withholding taxes on income paid on the debt securities of issuers in those countries.

Risks of Using Derivative Instruments. We may use derivative financial instruments for hedging or managing the risks associated with the assets we hold. The risks posed by such instruments can be extremely complex and difficult to evaluate, including (i) risks relating to our counterparties in such a transaction; (ii) imperfect correlation between movements in the currency, interest rate or other reference on which the derivative is based and movements in the assets of the underlying portfolio; and (iii) reduced ability to meet short-term obligations because of the percentage of our assets segregated to cover derivative obligations. In addition, by hedging a particular position, any potential gain from an increase in value of such position may be limited.

Economic Interest of the Adviser. Because the Adviser will be compensated in part on a basis tied to our performance, the Adviser may have an incentive to make investments that are risky or speculative.

Effect of Fees and Expenses on Returns. We will pay Management Fees and Incentive Fees to the Adviser and generally will bear our other Company Expenses. Generally, other than the Incentive Fee, fees and expenses will be paid regardless of whether we produce positive investment returns. The fees and expenses will reduce the actual returns to Unitholders, the distributions we make to Unitholders, and the overall value of the Unitholders’ investment. In addition, because the Management Fees payable by us to the Adviser will be calculated based on average gross assets of the Company on a consolidated basis, including the amortized cost of portfolio investments purchased with borrowed funds and other forms of leverage, the Adviser may be incentivized to use leverage, but will not utilize more than is permitted by applicable law or regulation. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of the Units.

Retention of Proceeds. The Company may retain, in whole or in part, any proceeds attributable to portfolio investments during the Commitment Period and may use the amounts so retained to make new investments (up to the cost of portfolio investments attributable to such proceeds), pay Company fees and expenses, repay Company borrowings, or fund reasonable reserves for future Company expenses or other obligations (including obligations to make indemnification advances and payments), provided, that, after the expiration of the Commitment Period, no part of such retained amounts will be used to make any investment for which the Adviser would not be permitted to draw down Commitments. To the extent such retained amounts are reinvested in investments, a Unitholder will remain subject to investment and other risks associated with such investments.

Effect of Varying Terms of Classes of Units. Although we have no current intention to do so, pursuant to the LLC Agreement, we may issue Preferred Units. If we issue Preferred Units, there can be no assurance that such issuance would result in a higher yield or return to the holders of the Units. The issuance of Preferred Units would likely cause the net asset value of the Units to become more volatile. If the dividend rate on the Preferred Units were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the Units would be reduced. If the dividend rate on the Preferred Units were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of the Units than if we had not issued Preferred Units. Any decline in the net asset value of our investments would be borne entirely by the holders of the Units. Therefore, if the fair value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of the Units than if we were not leveraged through the issuance of Preferred Units.

Rights of Preferred Unitholders. Holders of any Preferred Units that we might issue would have the right, voting separately as a single class, to elect two members of the board at all times. In addition, if dividends for Preferred Units become two full years in arrears, the holders of those Preferred Units would have the right to elect a majority of the board until such arrearage is completely eliminated. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of the Units and Preferred Units, both by the 1940 Act and by the terms of our debt financings (if any), might impair our ability to qualify as a RIC for federal income tax purposes. While we would intend to redeem the Preferred Units to the extent necessary to enable us to distribute our income as required to qualify as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

Regulations Governing our Operation as a BDC. We may issue debt securities or Preferred Units and/or borrow money from banks or other financial institutions, which are collectively referred to herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act currently in force, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Also, any amounts that we use to service our indebtedness would not be available for distributions to our Unitholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

If we issue Preferred Units, the Preferred Units would rank “senior” to the Units in our capital structure, the Preferred Unitholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of the Unitholders.

Borrowing Money. The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in the Company. Subject to the borrowing limitation imposed on us by the 1940 Act, the Company and any wholly owned subsidiary of the Company may borrow from or issue senior debt securities to banks, insurance companies and other lenders in the future. Our lenders will have fixed dollar claims on our assets that are superior to the claims of the Unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally will be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which will include all of our borrowings and any Preferred Units that we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt, which could have a material adverse effect on our operations. The amount of leverage that we employ will depend on the Adviser’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that we will be able to obtain credit at all or on terms acceptable to us.

In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. In particular, it is anticipated that the credit facility would contain certain financial covenants, which may include requiring us to maintain a minimum amount of equity supporting the credit facility or comply with certain collateral quality and coverage tests.

Obligations of Unitholders Relating to Credit Facilities. If the Company or any of its subsidiaries enters into a credit facility, we may grant security over and transfer our right to drawdowns of capital from investors to our lenders or other creditors. Unitholders will be required to fund drawdowns up to the amount of their respective Undrawn Commitments if an event of default under a credit facility or any other borrowing agreement occurs in order to repay any indebtedness of the Company or any of its subsidiaries, and the payment by a Unitholder of any such amounts that have become due and payable by the Company out of such Unitholder’s Undrawn Commitment may be a condition to the effectiveness of (i) any transfer, withdrawal, termination or reduction of Commitments of such Unitholder, (ii) such Unitholder’s ability to cease funding its Commitment, or (iii) any reduction in the Undrawn Commitment of such Unitholder in connection with a Spin-Off (as such term is defined in the LLC Agreement of TCW Direct Lending LLC).

Failure to Qualify as a RIC. We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code. To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to the Unitholders on an annual basis. Because we intend to incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to qualify as a RIC, or to prevent the loss of such qualification after becoming a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. In addition, we may have difficulty satisfying the diversification requirements after the Commitment Period as we liquidate our portfolio since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to the Unitholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and the Unitholders. See “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.”

Withholding Risk for Foreign Investors. U.S. withholding tax rules require 30% withholding on distributions to Non-U.S. Holders unless there is certainty that such distributions are not subject to such withholding. The Company may make distributions at times of the year when there is uncertainty as to whether the amounts distributed are subject to such withholding. Accordingly, such distributions to Non-U.S. Holders may be subject to overwithholding by the Company (or its withholding agent) and Non-U.S. Holders may be required to file a return with the Internal Revenue Service in order to receive a refund of such overwithheld amounts. Non-U.S. Holders should see the discussion under the heading “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation of Non-U.S. Holders.”

Recourse to Our Assets. Our assets, including any investments made by us and any capital held by us, are available to satisfy all our liabilities and other obligations. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and not be limited to any particular asset, even in the circumstance where a specific investment gave rise to the liability.

Need for Follow-On Investments. We may be called upon to provide follow-on funding or additional loans for, or have the opportunity to increase our investment in, our portfolio companies. There can be no assurance that we will be able to make or arrange for follow-on investments or loans or that we will have sufficient funds to do so. Any decision not to make follow-on investments or loans or the inability to make them may have a substantial negative impact on a portfolio company in need of funds or may diminish our proportionate ownership in such entity and thus our ability to influence the entity’s future conduct. The inability to make follow-on investments or loans may also impede, diminish or reduce the number of attractive investments made available to us.

Litigation Risks. We will be subject to a variety of litigation risks, particularly if one or more of our portfolio companies face financial or other difficulties. Legal disputes, involving any or all of the Company, the Adviser, or their affiliates, may arise from our activities and investments and could have a significant adverse effect on us.

Consequences of Failure to Pay Commitment in Full. If a Unitholder fails to pay any installment of its Commitment, other Unitholders who have an outstanding Commitment may be required to fund their respective Commitments sooner than they otherwise would have absent such a default. In addition, if funding of Commitments by other Unitholders and our borrowings are inadequate to cover defaulted Commitments, we may be unable to pay our obligations when due or be subjected to penalties or may otherwise suffer adverse consequences that could materially adversely affect the returns to the Unitholders (including non-defaulting Unitholders). If a Unitholder defaults, there is no guarantee that we will recover the full amount of the defaulted Commitment, and such defaulting Unitholder may lose all or a portion of its economic interest in us.

Limited Liability of the Adviser. To the extent permissible by law, the Adviser will not be liable, responsible or accountable in damages or otherwise to us or to any Unitholder for any breach of duty to us or the Unitholders or for any act or failure to act pursuant to the Advisory Agreement or otherwise, except in certain limited circumstances provided by the 1940 Act and as set forth in the Advisory Agreement. In general, we will be required to indemnify the Adviser (and other related and/or affiliated parties) for certain losses arising out of its activities on behalf of us. Such obligations could reduce significantly the returns to the Unitholders.

Conflicts of Interest. Conflicts of interest may exist from time to time between the Adviser and certain of its affiliates involved with us.

Inability to Take Advantage of Investment Opportunities with Affiliated Funds or Investors. The 1940 Act limits our ability to engage in transactions with affiliated funds and investors. For example, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include co-investments in the same portfolio company, without prior approval of the Independent Directors and, in some cases, of the SEC. Although the Company will be able to benefit from exemptive relief obtained from the SEC by the Adviser and other funds advised by the Adviser to engage in certain “joint” transactions, the relief is limited and subject to certain conditions. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or controls us (such as the Adviser) or certain of that person’s affiliates (such as other investment funds managed by the Adviser), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by the Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. In situations where we cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us and such other investment funds on an alternating basis. Therefore, there can be no assurance that we will be able to participate in all investment opportunities identified by the Adviser that are suitable for us.

Effect of BDC and RIC Rules on Investment Strategy. Our having to comply with the various rules necessary to remain qualified as a BDC and a RIC could adversely impact the implementation of our investment strategy and thus reduce returns to investors. For example, the diversification requirements imposed by the RIC rules could, in certain situations, preclude us from making certain investments.

No Registration; Limited Transferability of Units. The Units are being offered without registration under the Securities Act or any other laws of applicable jurisdictions. All dispositions and transfers of the Units shall be made pursuant to an effective registration statement or in accordance with an exemption from registration contained in the Securities Act. Unitholders will not be permitted to transfer their Units unless (i) we and, if required by our lending arrangements, our lenders give consent and (ii) the Transfer is made in accordance with applicable securities laws. Furthermore, the transferability of the Units may be subject to certain restrictions contained in the Subscription Agreement and the LLC Agreement and may be affected by restrictions on resale imposed under U.S. federal, U.S. state or another jurisdiction’s securities laws. A public market does not currently exist for the Units and one is not expected to develop. Withdrawal from an investment in the Units will not generally be permitted. In light of the restrictions imposed on any such transfer and in light of the limitations imposed on a Unitholder’s ability to withdraw all or part of its investment in Units, an investment in the Units should be viewed as illiquid and subject to high risk.

No Assurance of Reorganization. No assurances can be made that the Reorganization will occur and investors should not rely on a future Reorganization as a liquidity option. If a Reorganization does occur, a Reorganization Incentive Fee is expected to be payable pro rata by each Reorganized Entity in accordance with the respective advisory agreement of each Reorganized Entity and, if applicable, the distribution procedures described in the organizational documentation of the relevant Reorganized Entity. Although it is expected that such Reorganization Incentive Fee will be calculated using the methodology set forth in “The Private Offering—Investor Optionality; Potential Reorganization”, the final terms of the Reorganization will be determined at the time of the Reorganization and there is no guarantee that such terms will be favorable to investors.

Tax Risks. Tax consequences to Unitholders from an investment in the Units are complex. Potential Unitholders are strongly urged to review the discussion in “Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

Changes in Applicable Law. We must comply with various legal requirements, including requirements imposed by United States and non-U.S. anti-money laundering laws, securities laws, commodities laws, tax laws and pension laws. Should any of those laws change over the life of the Company, the legal requirements to which we and the Adviser may be subject could differ materially from current requirements. In addition, if a Unitholder fails to comply with applicable anti-money laundering laws and similar laws, the Company may mandatorily repurchase such Unitholder’s Units.

Terrorist Action. There is a risk of terrorist attacks on the United States and elsewhere causing significant loss of life and property damage and disruptions in global market. Economic and diplomatic sanctions may be in place or imposed on certain states and military action may be commenced. The impact of such events is unclear, but could have a material effect on general economic conditions and market liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive office at 200 Clarendon Street, 51st Floor, Boston, MA 02116. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, REALTED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of December 31, 2017, the Company has not begun accepting subscription agreements from investors for the private sale of its Units. We anticipate commencing our loan origination and investment activities on the Initial Closing Date. We expect the Initial Closing Date to occur in the first half of 2018.

We have issued and sold 10 Units at an aggregate purchase price of $1,000 to the Adviser. It is expected that all Units will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth our consolidated selected financial data for the period from August 18, 2017 (“Inception”) to December 31, 2017. The selected balance sheet data for the period ended December 31, 2017 have been derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K and our SEC filings.

We are currently in the development stage and have not commenced investment operations. Since inception, there has been no activity. The Adviser has contributed an initial $1,000 capital contribution to us in exchange for 10 Units. To date, our efforts have been limited to organizational activities, the cost of which has been borne by the Adviser and its affiliates.

The selected financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K:

Period Ended December 31, 2017

Balance Sheet Data
Cash	$1,000
Total assets	1,612,520
Total liabilities	1,611,520
Total Member’s Capital	1,000

Net asset value per, End of year/period	$100.00

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page ii of this annual report. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to refer to TCW Direct Lending VII LLC.

Overview

We were formed on May 23, 2017 as a limited liability company under the laws of the State of Delaware. We expect to conduct a private offering of our common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

We anticipate commencing our loan origination and investment activities on the date we issue Units to persons not affiliated with the Adviser, which we refer to as the “Initial Closing Date.” We expect the Initial Closing Date to occur in the first half of 2018.

On December 29, 2017, we filed an election to be regulated as a BDC under the 1940 Act. We intend to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. We will be required to meet the minimum distribution and other requirements for RIC qualification. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

Units issued on the Initial Closing Date will be issued for a purchase price of $0.01 per Unit (the “Original Issuance Price”). In addition, pursuant to the LLC Agreement, Unitholders will be obligated to make additional capital contributions to us of $99.99 in respect of each Unit. All Units that are issued will be issued prior to the end of the period during which the Units are being offered (the “Closing Period”).

We are currently in the development stage and have not commenced investment operations. Since inception, there has been no activity. The Adviser has contributed an initial $1,000 capital contribution to us in exchange for 10 Units. To date, our efforts have been limited to organizational activities, the cost of which has been borne by the Adviser and its affiliates. We have agreed to repay the Adviser and its affiliates for organization and offering expenses incurred up to a maximum of an amount equal to 10 basis points of the investors’ aggregate capital commitments to us (the “Commitments”), in connection with the offering of Units through the Closing Period, upon receipt of a formal commitment of external capital. In the event receipt of a formal commitment of external capital does not occur, all expenses will be borne by the Adviser or its affiliates. As there has been no formal commitment of external capital to date, no such costs have been recorded by us.

Revenues

We plan to generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. The historical investment philosophy, strategy and approach of the direct lending team of the Adviser (the “ Direct Lending Team”) has not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Direct Lending Team to originate a significant amount of investments for us with PIK interest features, from time to time we may make investments that contain such features. We may have investments with PIK interest features in limited circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

We will be primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We will also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments will mostly be in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through a joint venture partnership or other special purpose vehicle (each an “Investment Vehicle”). While we will invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided through the Administration Agreement and the Advisory Agreement.

We, and indirectly our Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with our organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other personnel (including employees and secretarial and other staff of the Administrator) to the extent they are devoted to preparing our financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with any restructuring, initial public offering or reorganization of the Company or related entities, the termination, liquidation or dissolution of the Company or related entities, or the required redemption of all or substantially all outstanding Units (including the fees and expenses associated with any such transaction), except that all fees, costs and expenses incurred in connection with any Reorganization (as described under Item 1. Business — “The Private Offering—Investor Optionality; Potential Reorganization”) will be borne appropriately by the Company, the Extension Fund, the Public Fund and the Liquidating Company, as the case may be (and indirectly by the holders of interests in each such company); (bb) fees that may apply in connection with the listing of the Units or securities of a successor on a national securities exchange; and (cc) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

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

Expenses from Inception to December 31, 2017 included $0.8 million of initial organization costs for which we are required to reimburse the Adviser in accordance with the Administration Agreement. Deferred offering costs shown on our Statement of Assets and Liabilities as of December 31, 2017 were $0.8 million and will be charged to Member’s Capital at the end of the Closing Period. We anticipate receiving Commitments sufficient to allow for this reimbursement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. As of December 31, 2017 we have not commenced operations and there has been no activity since inception.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See the audited financial statements set forth herein commencing on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our President and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be either (i) incorporated herein by reference, if and when filed, to our Proxy Statement or (ii) included in an amendment to this report filed under cover of Form 10-K/A, in either case, not later than 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be either (i) incorporated herein by reference, if and when filed, to our Proxy Statement or (ii) included in an amendment to this report filed under cover of Form 10-K/A, in either case, not later than 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be either (i) incorporated herein by reference, if and when filed, to our Proxy Statement or (ii) included in an amendment to this report filed under cover of Form 10-K/A, in either case, not later than 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be either (i) incorporated herein by reference, if and when filed, to our Proxy Statement or (ii) included in an amendment to this report filed under cover of Form 10-K/A, in either case, not later than 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be either (i) incorporated herein by reference, if and when filed, to our Proxy Statement or (ii) included in an amendment to this report filed under cover of Form 10-K/A, in either case, not later than 120 days after the end of our fiscal year ended December 31, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) List separately all financial statements filed

The financial statements included in this Annual Report on Form 10-K are listed on page F-1 and commence on page F-3.

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on September 1, 2017)

3.2	Limited Liability Company Agreement, dated June 29, 2017 (incorporated by reference to Exhibit 3.2 to a registration on Form 10 filed on September 1, 2017)

3.3	Amended and Restated Limited Liability Company Agreement, dated October 2, 2017 (incorporated by reference to Exhibit 3.3 to a registration on Form 10 filed on October 16, 2017)

10.1	Investment Advisory and Management Agreement dated December 29, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 1, 2018).

10.2	Administration Agreement dated December 29, 2017, by and between TCW Direct Lending VII LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 1, 2018).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

ITEM 16. Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VII LLC

Date: March 22, 2018	By:	/s/ Richard T. Miller
Richard T. Miller
President and Director
(Principal Executive Officer)

Date: March 22, 2018	By:	/s/ Jess M. Ravich
Jess M. Ravich
Chairman of the Board and Director

Date: March 22, 2018	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 22, 2018	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 22, 2018	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 22, 2018	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 22, 2018	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer
(Principal Financial Officer)

TCW Direct Lending VII LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholder and the Board of Directors of TCW Direct Lending VII LLC

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, of TCW Direct Lending VII LLC (the “Company”) as of December 31, 2017 and August 18, 2017, the related statements of operations and changes in member’s capital for the period from August 18, 2017 (inception) to December 31, 2017, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and changes in member’s capital for the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 22, 2018

We have served as the Company’s auditor since 2017.

TCW DIRECT LENDING VII LLC

Statements of Assets and Liabilities

	As of December 31, 2017	As of August 18, 2017 (Inception)
Assets
Cash	$1,000	$1,000
Deferred offering costs	780,220	—
Organizational costs due from Adviser	753,800	—
Prepaid directors’ fees due from Adviser	77,500	—

Total Assets	$1,612,520	$1,000

Liabilities
Offering costs payable to Adviser	$780,220	$—
Organizational costs payable to Adviser	753,800	—
Directors’ fees payable to Adviser	77,500	—

Total Liabilities	$1,611,520	$—

Commitments and Contingencies (Note 5)

Member’s Capital
Units (10 units issued and outstanding)	$1,000	$1,000

Total Member’s Capital	$1,000	$1,000

Total Liabilities and Member’s Capital	$1,612,520	$1,000

Net Asset Value Per Unit	$100.00	$100.00

TCW DIRECT LENDING VII LLC

Statement of Operations

For the period from August 18, 2017 (Inception) to December 31, 2017
Investment Income	$—

Expenses:
Organization costs	753,800
Directors’ fees	77,500

Total expenses	831,300
Expenses reimbursed by the Investment Adviser	(831,300)

Net expenses	—

Net investment income (loss)	$—

Net realized and unrealized gain (loss) on investments	—

Net increase (decrease) in Member’s Capital from operations	$—

Income (Loss) per unit	$—

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VII LLC

Statement of Changes in Member’s Capital

For the period from August 18, 2017 (Inception) to December 31, 2017
Increase (Decrease) in Member’s Capital Resulting from Operations
Net investment income	$—
Net change in unrealized appreciation/depreciation on investments	—

Net Increase (Decrease) in Member’s Capital Resulting from Operations	—

Increase in Member’s Capital Resulting from Capital Activity
Contributions	—

Total Increase in Member’s Capital Resulting from Capital Activity	—

Total Increase in Member’s Capital	—

Member’s Capital, beginning of period	1,000

Member’s Capital, end of period	$1,000

The accompanying notes are an integral part of these financial statements

TCW DIRECT LENDING VII LLC

Notes to Financial Statements

December 31, 2017

1. Organization and Basis of Presentation

Organization: TCW Direct Lending VII LLC (the “Company”), was formed as a Delaware limited liability company on May 23, 2017. The Company expects to conduct a private offering of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units (“Preferred Units”), though it currently has no intention to do so. On August 18, 2017 (“Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1,000 to TCW Asset Management Company LLC (“TAMCO”), an affiliate of the TCW Group, Inc. As of December 31, 2017, no operations have occurred other than the sale of the Units to TAMCO.

The Company has elected to be a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company will be required to meet the minimum distribution and other requirements for RIC qualification and as a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

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

The statement of cash flows has been omitted because no cash transactions occurred during the period from Inception Date to December 31, 2017.

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and such differences could be material.

Organization and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs will be accumulated and charged directly to Member’s Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. If the initial offering is not successful, the Company’s adviser or its affiliates will incur such costs. As there has been no formal commitment of external capital as of the date of issuance of these financial statements, no such costs have been recorded by the Company.

Cash: Cash is comprised of cash in a bank account.

Income Taxes: The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code and will make such an election beginning with the taxable year ending December 31, 2018. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Continued)

December 31, 2017

2. Significant Accounting Policies (continued)

Accounting Pronouncements Recently Adopted: In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended existing rules (together, the “Final Rules”) intended to modernize the reporting and disclosure of information by registered investment companies and BDCs. In part, the Final Rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. Once the Company commences operations the Company will implement the applicable requirements of the Final Rules into this report, namely the separate disclosure of paid-in-kind (“PIK”) interest income on the Statements of Operations and disclosure of realized gains/(losses) on controlled affiliated investments, to the extent applicable.

Accounting Pronouncements Not Yet Adopted: On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction- Type and Production-Type Contracts. This update will be effective for fiscal years beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of

Financial Assets and Liabilities. The amendments in this update makes improvements to the requirements for accounting for equity investments and simplify the impairment assessment of equity investments. For public entities this update will be effective for fiscal years beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. The amendments in this update include an amendment to FASB ASC Topic 820, Fair Value Measurement and Disclosures to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. For public entities, this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

3. Agreements and Related Party Transactions

Advisory Agreement

On December 29, 2017, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, its registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of the Company’s outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, the Company will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below).

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Continued)

December 31, 2017

3. Agreements and Related Party Transactions (continued)

Pursuant to the Advisory Agreement, the Adviser will:

•	determine the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;

•	identify, evaluate and negotiate the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies);

•	determine the assets the Company will originate, purchase, retain or sell;

•	close, monitor and administer the investments the Company makes, including the exercise of any rights in the Company’s capacity as a lender; and

•	provide the Company such other investment advice, research and related services as the Company may, from time to time, require.

The Company will pay to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.375% (i.e., 1.50% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of portfolio investments of the Company (including portfolio investments purchased with borrowed funds and other forms of leverage, such as Preferred Units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee payable for any partial month or quarter will be appropriately pro-rated. The “Commitment Period” of the Company will begin on the first date on which common limited liability company units of the Company (“Units”) are issued to persons not affiliated with the Adviser (the “Initial Closing Date”) and end three years from the later of (a) the Initial Closing Date and (b) the date on which the Company first completes an investment. While the Management Fee will accrue from the Initial Closing Date, the Adviser intends to defer payment of such fee to the extent that such fee is greater than the aggregate amount of interest and fee income earned by the Company.

In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(a)	First, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions pursuant to this clause equal to their Aggregate Contributions to the Company in respect of all Units;

(b)	Second, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions equal to a 9% internal rate of return on their Aggregate Contributions to the Company in respect of all Units (the “Hurdle”);

(c)	Third, the Adviser will be entitled to an Incentive Fee out of 100% of additional amounts otherwise distributable to Unitholders until such time as the Incentive Fee paid to the Adviser is equal to 20% of the sum of (i) the amount by which the Hurdle exceeds the aggregate capital contributions of the Unitholders in respect of all Units and (ii) the amount of Incentive Fee being paid to the Adviser pursuant to this clause (c); an

(d)	Thereafter, the Adviser will be entitled to an Incentive Fee equal to 20% of additional amounts otherwise distributable to Unitholders in respect of all Units, with the remaining 80% distributed to the Unitholders.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Continued)

December 31, 2017

3. Agreements and Related Party Transactions (continued)

The Incentive Fee will be calculated on a cumulative basis and the amount of the Incentive Fee payable in connection with any distribution (or deemed distribution) will be determined in accordance with the foregoing formula each time amounts are to be distributed to the Unitholders.

For purposes of calculating the Incentive Fee, Aggregate Contributions shall not include Earnings Balancing Contributions or Late-Closer Contributions, and the distributions to Unitholders shall not include distributions attributable to Late-Closer Contributions. Earnings Balancing Contributions received by the Company will not be treated as amounts distributed to Unitholders for purposes of calculating the Incentive Fee. In addition if distributions to which a Defaulting Member otherwise would have been entitled have been withheld pursuant to 6.2.4 of the TCW Direct Lending VII LLC Agreement (the “LLC Agreement”), the amounts so withheld shall be treated for such purposes as having been distributed to such Defaulting Member. The amount of any distribution of securities made in kind shall be equal to the fair market value of those securities at the time of distribution determined pursuant to 13.4 of the LLC Agreement.

If the Advisory Agreement terminates early for any reason other than (i) the Adviser voluntarily terminating the agreement or (ii) the Company terminating the agreement for cause (as set out in the Advisory Agreement), the Company will be required to pay the Adviser a final incentive fee payment (the “Final Incentive Fee Payment”). The Final Incentive Fee Payment will be calculated as of the date the Advisory Agreement is so terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all of the Company’s investments were liquidated for their current value (but without taking into account any unrealized appreciation of any portfolio investment), and any unamortized deferred portfolio investment-related fees were deemed accelerated, (B) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (C) the remainder were distributed to Unitholders and paid as Incentive Fee in accordance with the “waterfall” (i.e., clauses (a) through (d)) described above for determining the amount of the Incentive Fee. The Company will make the Final Incentive Fee Payment in cash on or immediately following the date the Advisory Agreement is so terminated.

Adviser Return Obligation

After the Company has made its final distribution of assets in connection with its dissolution, if the Adviser has received aggregate payments of Incentive Fees in excess of the amount the Adviser was entitled to receive pursuant to “Incentive Fee” above, then the Adviser will return to the Company, on or before 90 days after such final distribution of assets, an amount equal to such excess (the “Adviser Return Obligation”). Notwithstanding the preceding sentence, in no event will the Adviser be required to return to the Company an amount greater than the aggregate Incentive Fees paid to the Adviser, reduced by the excess of (a) the aggregate federal, state and local income tax liability the Adviser incurred in connection with the payment of such Incentive Fees, over (b) an amount equal to the U.S. federal and state tax benefits available to the Adviser by virtue of the payment made by the Adviser pursuant to its Adviser Return Obligation.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Continued)

December 31, 2017

3. Agreements and Related Party Transactions (continued)

Administration Agreement

On December 29, 2017, the Company entered into the Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”) under which the Administrator (or one or more delegated service providers) will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended; monitor the payment of the Company’s expenses; oversee the performance of administrative and professional services rendered to the Company by others; be responsible for the financial and other records that the Company is required to maintain; prepare and disseminate reports to Unitholders and reports and other materials to be filed with the SEC or other regulators; assist the Company in determining and publishing (as necessary or appropriate) its net asset value; oversee the preparation and filing of tax returns; generally oversee the payment of expenses; and provide such other services as the Administrator, subject to review of the Company’s board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator shall seek such reimbursement from the Company no more than once during any calendar year and shall only seek such reimbursement when all Company Expenses (as defined below) for such calendar year have been paid or accrued. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below) (which shall be borne by the Adviser), in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the financial and legal affairs for the Company, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the Investment Company Act of 1940, the Securities Exchange Act of 1934, as amended and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units of the Company, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action”positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other personnel (including employees and secretarial and other staff of the Administrator) to the extent they are devoted to preparing the Company’s financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company,

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Continued)

December 31, 2017

3. Agreements and Related Party Transactions (continued)

monitoring the investments of the Company and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with any restructuring, initial public offering or reorganization of the Company or related entities, the termination, liquidation or dissolution of the Company or related entities, or the required redemption of all or substantially all outstanding Units (including the fees and expenses associated with any such transaction), except that all fees, costs and expenses incurred in connection with any Reorganization will be borne appropriately by the Company, the Extension Fund, the Public Fund and the Liquidating Company (each as defined in the Registration Statement), as the case may be (and indirectly by the holders of interests in each such company); (bb) fees that may apply in connection with the listing of the Units or securities of a successor on a national securities exchange; and (cc) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

However, the Company will not bear (a) more than an amount equal to 10 basis points of investors’ aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through the date that is six months after the Initial Closing Date, as it may be extended by the Adviser, and (b) more than an amount equal to 12.5 basis points of aggregate Commitments computed annually for Company Expenses; provided, that, any amount by which actual annual expenses in (b) exceed the 12.5 basis point limit shall be carried over to the next year, without limitation, as additional expense until the earlier of the Reorganization or the dissolution of the Company, with any partial year assessed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the 12.5 basis point limit in (b), the following expenses shall be excluded and shall be borne by the Company as incurred without regard to the 12.5 basis point limit in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with the Company’s borrowings (including interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against the Company, out-of-pocket expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of the Company’s portfolio investments performed by the Company’s independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to the Company, out-of-pocket costs and expenses relating to any Reorganization or liquidation of the Company, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, in no event will the Company carryforward to future periods the amount by which actual annual Company

Expenses for a year exceed the 12.5 basis point limit for more than three years from the date on which such expenses were reimbursed.

“Adviser Operating Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including the Company, in connection with maintaining and operating the Adviser’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than those incurred in maintaining fidelity bonds and indemnitee insurance policies), in furtherance of providing supervisory investment management services for the Company.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Continued)

December 31, 2017

3. Agreements and Related Party Transactions (continued)

All Adviser Operating Expenses and all expenses of the Company that the Company will not bear will, as set forth above, be borne by the Adviser or its affiliates.

4. Expenses

Expenses from August 18, 2017 (inception) through the year ended December 31, 2017 consist of $753,800 of initial organization costs that the Company is required to reimburse the Adviser for in accordance with the Administration Agreement subject to the expense limitation in that agreement. The Company also paid directors’ fees of $77,500 resulting from the initial board meeting. Deferred offering costs shown on the Company’s Statement of Assets and Liabilities as of December 31, 2017 were $780,220 and will be charged to Member’s Capital at the end of the Closing Period. The Company anticipates receiving commitments sufficient to allow for this reimbursement. In the event receipt of a formal commitment of external capital does not occur, all expenses will be borne by the Adviser or its affiliates.

5. Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2017, the Company is not aware of any pending of threatened litigation.

6. Member’s Capital

As of December 31, 2017, the Company sold and issued 10 Units at an aggregate purchase price of $1,000 to TAMCO.

7. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that require recognition or disclosure in these financial statements.