Form 10-K/A
period 2017-12-31
TCW Direct Lending VII LLC
filed 2018-04-30
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

As of June 30, 2017, there was no established public market for the Registrant’s limited liability common units. The number of the Registrant’s common units outstanding at April 30, 2018 was 5,054,260.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

TCW Direct Lending VII LLC (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 22, 2018. We are filing this amendment to include the information required by Part III of Form 10-K, as we will not be filing a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017, and to file as an exhibit an agreement described in our Current Report on Form 8-K filed on April 19, 2018. Except as set forth in this Amendment, no other changes have been made to the Form 10-K.

i

TCW DIRECT LENDING VII LLC

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2017

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s business and affairs will be managed under the direction of its board of directors. The majority of the members of the Company’s board of directors will at all times consist of directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, TCW Asset Management Company (the “Adviser”)or any of their respective affiliates (the “Independent Directors”).

Board of Directors

The Company’s board of directors will have ultimate authority over the operations of the Company, but will delegate the authority to manage the Company’s assets to the Adviser. Pursuant to the Company’s operating agreement (the “LLC Agreement”), the Company’s board of directors currently consists of six members. Four members of the board of directors are Independent Directors and qualify as “independent directors” within the definition set forth in Rule 5605(a)(2) of the NASDAQ Stock Market Rules.

The directors are divided into three classes, each serving staggered three-year terms. However, the initial members of the three classes have initial terms of one, two and three years, respectively. The terms of the Company’s Class I directors will expire at the 2019 annual meeting of Unitholders; the terms of the Company’s Class II directors will expire at the 2020 annual meeting of Unitholders; and the terms of the Company’s Class III directors will expire at the 2021 annual meeting of Unitholders. At each annual meeting of the members, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of the members held in the third year following the year of their election. Each director may be elected to the board of directors with the affirmative vote of the holders of a plurality of the outstanding Units entitled to vote in the election of such director at which a quorum is present; provided that the board of directors may amend the LLC Agreement to alter the vote required to elect directors. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualified.

Duties of Officers and Directors

The LLC Agreement provides that the Company’s business and affairs shall be managed under the direction of the board of directors, which will have the power to appoint its officers. On a regular basis, the board of directors will primarily be responsible for the determination of the value of the Company’s assets for which market quotations are not readily available.

Election of Directors

The LLC Agreement provides that the affirmative vote of the holders of a plurality of the outstanding common limited liability company units (the “Units”) entitled to vote in the election of directors cast at a meeting of holders of Units (“Unitholders”) duly called and at which a quorum is present will be required to elect a director; provided that to the extent required by the 1940 Act, at any time when there are outstanding preferred units issued by the Company (the “Preferred Units”), the holders of the Preferred Units shall have the right, as a class, to elect (i) two additional directors to the board, but shall not elect or vote for the other directors, and (ii) if and for so long as dividends on the Preferred Units are unpaid in an amount equal to two full years of dividends on the Preferred Units, a majority of the directors. Pursuant to the LLC Agreement, the Company’s board of directors may amend the LLC Agreement to alter the vote required to elect directors.

Number of Directors; Vacancies; Removal

The LLC Agreement provides that the number of directors will be set only by the board of directors. The LLC Agreement provides that a majority of the entire board of directors may at any time increase or decrease the number of directors. However, the number of directors may never be less than one or more than twelve unless the LLC Agreement is amended in which case the Company may have more than twelve directors but never less than one. The LLC Agreement provides any and all vacancies on the board of directors may be filled only by the affirmative vote of a majority of the remaining directors in office, even if the remaining directors do not constitute a quorum, and any director elected to fill a vacancy will serve for the remainder of the full term of the directorship in which the vacancy occurred and until a successor is duly elected and qualifies, subject to any applicable requirements of the 1940 Act.

The LLC Agreement provides that a director elected by the Unitholders may be removed only for cause, as defined therein, and then only by the affirmative vote of the holders of a percentage in interest in excess of 66 2/3% of the then outstanding, authorized Units entitled to vote.

Directors

Information regarding each member of the Company’s board of directors is as follows:

Name	Age	Position(s)	Expiration of Term	Number of Portfolios in Fund Complex(1) Overseen by Director
Independent Directors
David R. Adler	53	Director	2020	2
Saverio M. Flemma	55	Director	2019	1
R. David Kelly	54	Director	2020	1
Andrew W. Tarica	58	Director	2021	5
Interested Directors
Richard T. Miller	55	President Director	2019	2
Jess M. Ravich	60	Director	2021	9

(1)	“Fund Complex” is defined to include registered investment companies that hold themselves out to investors as related companies for purposes of investment and investor services, or registered investment companies advised by Adviser, or that have an investment adviser that is an affiliated person of the Adviser. As a result, the Fund Complex includes the Company, TCW Direct Lending LLC, the TCW Funds, the TCW Strategic Income Fund, the TCW Alternative Funds and the Metropolitan West Funds.

Executive Officers Who Are Not Directors

Information regarding the Company’s executive officers who are not directors is as follows:

Name	Age	Position(s)
James Krause	52	Chief Financial Officer, Treasurer and Secretary
Jeffrey Engelsman	50	Chief Compliance Officer

Committees of the Board of Directors

Pursuant to the LLC Agreement, the Company’s board of directors will initially have one committee: an audit committee. The audit committee will operate pursuant to a charter that has been approved by the board of directors. The audit committee will be responsible for selecting, engaging and discharging the Company’s independent accountants, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent accountants (including compensation therefor), reviewing the independence of the Company’s independent accountants and reviewing the adequacy of the Company’s internal control over financial reporting, as well as establishing guidelines and making recommendations to the Company’s board of directors regarding the valuation of the Company’s assets for which market quotations are not readily available. The members of the audit committee are David R. Adler, Saverio M. Flemma, R. David Kelly and Andrew W. Tarica, each of whom is an Independent Director. David R. Adler serves as the chairman of the audit committee, and has been designated by the board of directors as an “audit committee financial expert” under the rules of the SEC.

The Company’s board of directors also has the authority to form additional committees of the board of directors from time to time to the extent that it determines that it is appropriate to do so.

Audit Committee

The Company has a standing Audit Committee that was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which currently consists of Messrs. Adler, Flemma, Kelly and Tarica, all of whom are Independent Directors. The principal functions of the Audit Committee are to select, engage and discharge the Company’s independent registered public accounting firm, review the plans, scope and results of the audit engagement with the Company’s independent registered public accounting firm, approve professional services provided by the Company’s independent registered public accounting firm (including compensation therefor), review the independence of the Company’s independent registered public accounting firm, review the adequacy of the Company’s internal control over financial reporting, establish guidelines and make recommendations to the board of directors regarding the valuation of the Company’s loans and investments, and take any other actions consistent with the Audit Committee charter or as may be authorized by the board of directors. Mr. Adler serves as Chairman of the Audit Committee, and has been designated as an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K promulgated by the SEC.

Nominating Committee

The Company does not have a nominating committee or a charter relating to the nomination of directors. Decisions on director nominees are made through consultation among the Independent Directors. The Independent Directors consider possible candidates to fill vacancies on the board of directors, review the qualifications of candidates recommended by unitholders and others, and recommend the slate of director nominees to be proposed for election by unitholders at each annual meeting. The Independent Directors believe that they can adequately fulfill the functions of a nominating committee without having to appoint an additional committee to perform that function. The Independent Directors have not adopted any specific policies or practices to determine nominations for the Company’s directors other than as described herein and as set forth in the LLC Agreement. The Independent Directors have not utilized the services of any third party to assist in identifying and evaluating director nominees.

Compensation Committee

The Company does not have a compensation committee because its executive officers do not receive any direct compensation from the Company. However, the compensation payable to the Company’s Adviser, pursuant to the investment management and advisory agreement (the “Advisory Agreement”) between the Adviser and the Company, has been separately approved by a majority of the Independent Directors. In addition, the compensation paid to the Independent Directors is established and approved by the Independent Directors.

Special Transactions Committee

The Company has a standing Special Transactions Committee, which currently consists of Messrs Messrs. Adler, Flemma, Kelly and Tarica, all of whom are Independent Directors. The principal functions of the Special Transactions Committee are to review and approve potential co-investment transactions as defined by and subject to the exemptive order that the Adviser received from the SEC (Investment Company Act Rel. No. 31649, May 27, 2015) (the “Exemptive Order”).

Board of Director and Committee Meetings Held

The following table shows the number of board of directors and committee meetings held for the Company, and the number of times the board of directors and each committee acted by written consent, during the fiscal year ended December 31, 2017:

	Meetings Held	Actions by Written Consent
Board of Directors	1	0
Audit Committee	0	0
Special Transactions Committee	0	0

All Directors attended at least 75% of the aggregate of (i) the total number of meetings of the board of directors and (ii) the total number of meetings held by all committees of the board of directors on which they served. The Company does not currently have a policy with respect to Board member attendance at annual meetings.

Board Leadership Structure

The Company’s business and affairs are managed under the direction of its board of directors, including the responsibilities performed for the Company pursuant to the Advisory Agreement. Among other things, the board of directors sets broad policies for the Company, approves the appointment of the Company’s investment adviser, administrator and officers, and approves the engagement, and reviews the performance of, the Company’s independent registered public accounting firm. The role of the board of directors and of any individual director is one of oversight, and not of management, of the day-to-day affairs of the Company.

The board of directors currently consists of six Directors, four of whom are Independent Directors. As part of each regular board of directors meeting, the Independent Directors meet separately from management. The board of directors reviews its leadership structure periodically as part of its annual self-assessment process and believes that its structure is appropriate to enable the board of directors to exercise its oversight of the Company.

The Company’s board of directors does not currently have a designated lead independent director. Instead, all of the Independent Directors play an active role on the board of directors. The Independent Directors compose a majority of the Company’s board of directors, and are closely involved in all material deliberations related to the Company. The board of directors believes that, with these practices, each Independent Director has an equal stake in the board of directors’s actions and oversight role and equal accountability to the Company and its unitholders.

Board Oversight of Risk Management

The board of directors oversees the services provided by the Adviser, including certain risk management functions. Risk management is a broad concept composed of many disparate elements (such as, for example, investment risk, issuer and counterparty risk, compliance risk, operational risk, and business continuity risk). Consequently, board of directors oversight of different types of risks is handled in different ways, and the board of directors implements its risk oversight function both as a whole and through board of directors committees. In the course of providing oversight, the board of directors and its committees receive reports on the Company’s activities, including regarding the Company’s investment portfolio and its financial accounting and reporting. The Audit Committee’s meetings with the Company’s independent registered public accounting firm also contribute to its oversight of certain internal control risks. In addition, the board of directors meets periodically with representatives of the Company and the Adviser to receive reports regarding the management of the Company, including certain investment and operational risks, and the Independent Directors are encouraged to communicate directly with senior management.

The Company believes that the board of directors’s role in risk oversight must be evaluated on a case-by-case basis and that its existing role in risk oversight is appropriate. Management believes that the Company has robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect the Company can be identified or processes and controls developed to eliminate or mitigate their occurrence or effects, and some risks are beyond any control of the Company or the Adviser, its affiliates, or other service providers.

Information about Each Director’s Qualification, Experience, Attributes or Skills

The board of directors believes that each of the Directors has the qualifications, experience, attributes and skills (“Director Attributes”) appropriate to serve as a Director of the Company, in light of the Company’s business and structure. Certain of these business and/or professional experiences are set forth in detail in the table above. The Directors have substantial board experience or other professional experience and have demonstrated a commitment to discharging their oversight responsibilities as Directors. The board of directors annually conducts a “self-assessment” wherein the performance of the board of directors and the Audit Committee are reviewed.

Below is certain additional information regarding each Director and certain of their Director Attributes. Although the information provided below, and in the table above, is not all-inclusive, the information describes some of the specific experiences, qualifications, attributes or skills that each Director possesses to demonstrate that the Directors have the appropriate Director Attributes to serve effectively as Directors of the Company. Many Director Attributes involve intangible elements, such as intelligence, integrity and work ethic, the ability to work together, the ability to communicate effectively, the ability to exercise judgment and ask incisive questions, and commitment to unitholder interests. In conducting its self-assessment, the board of directors determines whether the Directors have the appropriate Director Attributes and experience to serve effectively as Directors of the Company.

Biographical Information

Independent Directors

David R. Adler

David Adler is a private investor. He is a member of the board of directors of TCW Direct Lending LLC and Chairman of its Audit Committee. From March 2014 to March 2017, Mr. Adler was Executive Vice President at CBRE, Inc., a commercial real estate services firm where he was Head of Corporate Development. Before joining CBRE, he spent twenty-four years in Investment Banking including over fifteen years advising financial services companies most recently as a Managing Director at Merrill Lynch, Pierce, Fenner & Smith Incorporated (and its predecessor, Banc of America Securities LLC) in the Financial Institutions Investment Banking Group. Prior to that, he was a Managing Director at J.P. Morgan Securities Inc. in the Mergers & Acquisitions Group. Mr. Adler received an M.B.A. in Finance from the University of Chicago Graduate School of Business and a B.A. in Economics from the University of Chicago.

Saverio M. Flemma

Saverio M. Flemma has been an Investment Banker for over 30 years. He is the President and founder of SF Advisors, a financial advisory firm that advises companies and business owners on capital structure, financing-related issues and sales of companies. Mr. Flemma has also worked as an Investment Banker at Deutsche Bank Securities, Banc of America Securities, Chase Securities and Drexel Hamilton. Mr. Flemma earned a Bachelor of Arts degree in economics from Rollins College.

R. David Kelly

Mr. Kelly is chairman and CEO of Croesus & Company, a real estate investment and advisory firm. He is a member of the Dallas Assembly, past chairman of the Texas Public Finance Authority, and past director of the Texas Handicapped Accessibility Initiative and Dallas Affordable Housing Coalition. Mr. Kelly received a bachelor’s degree from Harvard University and a M.B.A. from the Stanford University Graduate School of Business Administration. Mr. Kelly is a direct appointment of the governor of the State of Texas to the Board of Trustees of the Teacher Retirement System of Texas, has served since 2007 and was reappointed for a second term. He will continue to serve as board chair for a term to expire at the pleasure of the governor.

Andrew W. Tarica

Mr. Tarica is the founder and CEO of Meadowbrook Capital Management (“MCM”), a fixed income credit asset management business he founded in 2001. Mr. Tarica is currently the CEO of MCM as well as an employee of Cowen Prime Services (“CPS”), an SEC/FINRA registered broker dealer. He runs fixed income proprietary trading at CPS. Prior to founding MCM, he was the global head of the high grade corporate bond department at Donaldson, Lufkin & Jenrette from 1992 to 1999. From 1990 to 1992 he ran the investment grade sales and trading department at Kidder Peabody. He began his career at Drexel Burnham in 1983 in the investment grade trading area, where he eventually became the head of trading. He is a member of the Board of Directors of TCW Funds, Inc., TCW Strategic Income Fund, TCW Alternative Funds and Metropolitan West Funds. Mr. Tarica is a graduate of Northeastern University.

Interested Directors

Richard T. Miller

Mr. Miller joined TCW in December 2012 with the acquisition of the Special Situations Funds Group of Regiment Capital Advisors, LP. He is in charge of the firm’s Direct Lending effort. Under Mr. Miller’s leadership, the Direct Lending Group has raised over $3.9 billion of capital since its inception. Mr. Miller has over 23 years of experience in the capital markets and previously was ranked on the Institutional Investor “All American High Yield Research Team” for six consecutive years, focusing primarily on the metals and mining sectors. Prior to his involvement in high yield research, he was at Chase Manhattan Bank in the Mergers & Acquisitions Group. He then moved on to become a Managing Director with the High Yield Group. Subsequently, he became the head of High Yield Research at BankBoston Securities, and later Mr. Miller joined UBS as a Managing Director and head of the Global High Yield Research Group. Mr. Miller received his B.S. from Syracuse University and his M.B.A. from the University of Rochester.

Jess M. Ravich

Mr. Ravich is a TCW Group Managing Director and Head of Alternative Products at TCW. Prior to joining TCW, Mr. Ravich was a Managing Director and Head of the Capital Markets Group at Houlihan Lokey, an international investment bank. Prior to joining

Houlihan Lokey, he founded Libra Securities LLC, an investment banking firm serving the middle market, where he served as CEO for 18 years and was also co-founder and former member of the investment committee of Caltius Capital Management, a Los Angeles-based mezzanine and private equity fund manager with over $1 billion in capital under management. Mr. Ravich also brings a wealth of experience from Jefferies & Company and Drexel Burnham Lambert, where he was an executive vice president of the fixed income department and a senior vice president, respectively. He is the chairman of the board of directors for The Cherokee Group, Inc. and ALJ Regional Holdings, Inc., and serves on the board of directors of Spectrum Group. Mr. Ravich is a graduate of the Wharton School at the University of Pennsylvania, summa cum laude, and Harvard Law School, magna cum laude.

Executive Officers Who Are Not Directors

James Krause

Mr. Krause is the Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Krause is a Senior Vice President at TCW, and is responsible for financial reporting for TCW, including the production of internal and external financial reports, acquisition accounting and annual valuation/impairment analysis of TCW’s acquired businesses, including MetWest. For TCW joint ventures including the Leveraged Finance and Energy Infrastructure Groups, he has facilitated the accounting with TCW’s joint venture partners of shared revenue and expense components and TCW’s related financial reporting requirements. He also has responsibility for the financial reporting of the legacy investment partnerships of MetWest and client support responsibilities overseeing client communications for fee invoicing. Prior to TCW, Mr. Krause had been with MetWest as Controller and has numerous years of experience directing the finance and accounting functions through various phases of acquisitions, organic growth, system implementations, mergers and divestitures including at the Archon Group, a wholly owned subsidiary of Goldman Sachs, HQ Global Workplaces and Bristol Hotels and Resorts. Mr. Krause holds a B.S. in Finance from California State University, Northridge and graduated with honors in 1988 and holds a Series 27 license with FINRA.

Jeffrey A. Engelsman

Mr. Engelsman is the Chief Compliance Officer of the Company. Since joining the TCW Group, Inc. in 2014, Mr. Engelsman has served as the Global Chief Compliance Officer of TCW, and the Chief Compliance Officer for TCW’s sponsored registered investment companies (TCW’s Funds). Mr. Engelsman is responsible for ensuring that the TCW affiliated registered investment advisers, registered broker-dealer and the TCW Funds have and implement compliance programs required by the relevant federal and state securities laws. In addition, Mr. Engelsman has oversight responsibility relating to the compliance functions of TCW’s international operations and compliance with local foreign jurisdictional requirements. Prior to his affiliation with TCW, he was a Managing Director of New York Life Investments and the Chief Compliance Officer of the MainStay Funds from 2009 to 2014. Prior to serving as Chief Compliance Officer Mr. Engelsman served as Director and Associate General Counsel for New York Life Investments and was responsible for the Retail Investment Management group within the Office of General Counsel, with oversight of mutual fund, separately managed account, 529 Plan, transfer agency and broker-dealer related matters. From 1999 to 2005 Mr. Engelsman was Director and Senior Counsel with Deutsche Asset Management. At Deutsche Asset Management, Mr. Engelsman oversaw many aspects of mutual fund governance, including Board reporting, and regulatory matters, distribution and transfer agency matters. From 1995 to 1999, Mr. Engelsman served as an attorney at Great West Life & Annuity Insurance Company. Mr. Engelsman received his BS in Economics from The Wharton School of the University of Pennsylvania. He received a JD from Boston University, and an LLM in Taxation from the University of Denver School of Law. He is admitted to practice law in Colorado and Missouri. Mr. Engelsman holds series 7, 24, and 63 FINRA licenses.

Code of Ethics

The Company has adopted the code of ethics of the Adviser (the “Code of Ethics”) pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. The Code of Ethics generally contains restrictions on investments by the Company’s employees in securities that may be purchased or held by the Company. This information will be available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 and on the SEC’s website at www.sec.gov. The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of the Code of Ethics by written request addressed to the following: Kevin Finch, The TCW Group, Inc., 865 S. Figueroa Street, Los Angeles, California 90017.

There is no family relationship between any of the Company’s current officers or Directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of the Company’s officers or Directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or Directors of any corporation or entity affiliated with the Company so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s Directors and executive officers, and any persons holding more than 10% of the Company’s common units, are required to report their beneficial ownership in the Company’s securities and any changes therein to the SEC and to the Company. We are required to report herein any failure to file such reports by applicable due dates for filings. Based on the Company’s review of any Forms 3, 4 and 5 filed by such persons, the Company believes that, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business, including such services provided by the executive officers, will be provided by individuals who are employees of the Adviser, pursuant to the terms of the Advisory Agreement, or through an administration agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”). Therefore, the Company’s day-to-day investment operations will be managed by the Adviser, and most of the services necessary for the origination and administration of the Company’s investment portfolio will be provided by investment professionals employed by the Adviser. None of the executive officers will receive direct compensation from the Company. Subject to the annual cap on operating expenses under the Administration Agreement, the Company will reimburse the Administrator for expenses incurred by it on the Company’s behalf in performing the Administrator’s obligations under the Administration Agreement. Certain of the Company’s executive officers, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Advisory Agreement. The Adviser may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to the Company’s executive officers in addition to their ownership interest.

Compensation of Independent Directors

Each of the Independent Directors receives an annual retainer fee of $75,000, payable once per year, if the director attends at least 75% of the meetings held during the previous year. In addition, Independent Directors receive $2,500 for each board meeting in which they participate. Independent Directors will also be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting.

The Independent Directors also receive $1,000 for each audit committee meeting in which they participate. With respect to each audit committee meeting not held concurrently with a board meeting, Independent Directors will be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in such audit committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $10,000.

The following table sets forth the compensation paid by the Company, during the fiscal year ended December 31, 2017, to the Independent Directors. No compensation is paid to directors who are “interested persons” of the Company, as that term is defined in the 1940 Act. The Company has no retirement or pension plans or any compensation plans under which the Company’s equity securities were authorized for issuance.

Name of Director	Fees Earned or Paid in Cash from the Company (Total Compensation)	Fees Earned or Paid in Cash from the Fund Complex (1) (Total Compensation)
Independent Directors
David R. Adler	$24,750	$126,250
Saverio M. Flemma	$22,250	$22,250
R. David Kelly	$22,250	$22,250
Andrew W. Tarica	$22,250	$428,100

(1)	“Fund Complex” is defined to include registered investment companies that hold themselves out to investors as related companies for purposes of investment and investor services, or registered investment companies advised by the Adviser, or that have an investment adviser that is an affiliated person of the Adviser. As a result, the Fund Complex includes the Company, TCW Direct Lending LLC, the TCW Funds, the TCW Strategic Income Fund, the TCW Alternative Funds and the Metropolitan West Funds.

Unit Ownership

The following table sets forth the aggregate dollar range of equity securities owned by each Director of the Company and of all funds overseen by each Director in the Fund Complex. The cost of each Director’s investment in the Fund Complex may vary from the current dollar range of equity securities shown below, which is calculated on an appraised value basis as of December 31, 2017. The information as to beneficial ownership is based on statements furnished to the Company by each Director.

Name of Nominee/Director	Dollar Range of Equity Securities Held in the Company	Aggregate Dollar Range of Equity Securities Held in Fund Complex
Interested Directors
Richard T. Miller	Over $100,000	Over $100,000
Jess M. Ravich	Over $100,000	Over $100,000

Independent Directors
David R. Adler	Over $100,000	Over $100,000
Saverio M. Flemma	Over $100,000	Over $100,000
R. David Kelly	0	0
Andrew W. Tarica	Over $100,000	Over $100,000

Unitholder Communications with Board of Director and Board Attendance at Annual Meetings

Unitholders may send communications to the board of directors. Communications should be addressed to the Secretary of the Company at the Company’s principal offices at TCW Direct Lending LLC, 200 Clarendon Street – 51st Floor, Boston, MA 02116. The sender should indicate in the address whether it is intended for the entire board of directors, the Independent Directors as a group or an individual Director. The Secretary will forward any communications received directly to the intended recipient in accordance with the instructions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following sets forth, as of April 23, 2018, the beneficial ownership of the Company’s directors and officers as well as those persons owning beneficially 5% or more of the units of the Company:

Name and Address	Amount of Units Beneficially Owned and Nature of Ownership[1]	Percentage of Class Owned[1]
Independent Directors
David R. Adler	2,500	*
Saverio M. Flemma	2,000	*
R. David Kelly	0	*
Andrew W. Tarica	2,500	*

Interested Directors
Richard T. Miller	50,000	*
Jess M. Ravich	50,000	*

Other Beneficial Owners

Lockheed Martin Corporation Master Retirement Trust(2)	1,000,000	19.79%
NLGI US Private Debt Fund I(3)	860,000	17.02%
Direct Lending Fund Three L.P.(4)	465,000	9.20%
Nationwide Mutual Insurance Company(5)	450,000	8.90%
Mission Health System, Inc.(6)	300,000	5.94%

*	Less than 1%
(1)	The number of units are those beneficially owned as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any units as to which a person has sole or shared voting power or investment power and any units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The percentages used herein are calculated based upon 5,052,250 common units outstanding, which reflects the number of common units issued and outstanding as of April 23, 2018.
(2)	The Unitholder’s address is 6901 Rockledge Drive, 9th Floor, Bethesda, MD 20817-1814

(3)	The Unitholder’s address is P.O. Box 609, 2nd floor, Strathvale House, 90 North Church Street, Grand Cayman, Cayman Islands, KYI-1107
(4)	The Unitholder’s address is 375 Park Avenue, New York, NY 10152
(5)	The Unitholder’s address is One Nationwide Plaza 01-05-705, Columbus, Ohio, 43215
(6)	The Unitholder’s address is Mission Finance Department, 400 Ridgefield Court, Suite 100, Asheville NC 28806

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Adviser

The Company’s investment activities are managed by the Adviser, which is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of the board of directors, the Adviser manages the Company’s day-to-day operations of, and provides investment advisory and management services to, the Company, pursuant to the Advisory Agreement.

The Adviser is a California limited liabilitycompany registered with the SEC under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. and, together with its affiliated companies, manages or has committed to manage approximately $205.0 billion of assets as of December 31, 2017. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P.

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring the Company’s investments and monitoring the Company’s portfolio companies on an ongoing basis.

Under the Advisory Agreement, the Adviser

•	determines the composition of the Company’s portfolio, the nature and timing of the changes to the portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the Company’s investments (including performing due diligence on prospective portfolio companies);

•	determines the assets the Company will originate, purchase, retain or sell;

•	closes, monitors and administers the investments the Company makes, including the exercise of any rights in the Company’s capacity as a lender; and

•	provides the Company such other investment advice, research and related services as it may, from time to time, require.

The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired.

Management Fee

Under the Advisory Agreement, the Company will pay to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.375% (i.e., 1.50% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of portfolio investments of the Company (including portfolio investments purchased with borrowed funds and other forms of leverage, such as Preferred Units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee payable for any partial month or quarter will be appropriately pro-rated. The “Commitment Period” of the Company began on April 13, 2017 (the “Initial Closing Date) and will end three years from the later of (a) the Initial Closing Date and (b) the date on which the Company first completes an investment. While the Management Fee will accrue from the Initial Closing Date, the Adviser intends to defer payment of such fee to the extent that such fee is greater than the aggregate amount of interest and fee income earned by the Company.

Incentive Fee

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

As provided in Section 10.5 of the LLC Agreement, in connection with a Reorganization (as defined in the Form 10-K) in which Unitholders will be offered the opportunity to hold interests in the Public Fund (as defined in the Form 10-K), the Extension Fund or the Liquidating Company (each as defined in the Form 10-K), an Incentive Fee will be payable by the Company (the “Reorganization Incentive Fee”). The Reorganization Incentive Fee will be calculated as of the Reorganization Date (as defined in the Form 10-K) and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all of the Company’s investments were liquidated for their current value (but without taking into account any unrealized appreciation of any portfolio investment), and any unamortized deferred portfolio investment-related fees were deemed accelerated, (B) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (C) the remainder were distributed to Unitholders and paid as Incentive Fee in accordance with Section 6(a). The Reorganization Incentive Fee will be paid pro rata by each Reorganized Entity (as defined in the Form 10-K ) in accordance with the respective advisory agreement of each Reorganized Entity and, if applicable, the distribution procedures described in the organizational documentation of the relevant Reorganized Entity.

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

Administration Agreement

The Company has entered into an Administration Agreement with the Administrator under which the Administrator (or one or more delegated service providers) oversees the maintenance of the Company’s financial records and otherwise assist on the Company’s compliance with business development company and registered investment company rules, prepare reports to the Company’s unitholders, monitor the payment of the Company’s expenses and the performance of other administrative or professional service providers, and generally provide the Company with administrative and back office support. The Company will reimburse the Administrator for expenses incurred by it on the Company’s behalf in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on operating expenses under the Administration Agreement.

Relationship with the Adviser and Potential Conflicts of Interest

The Company, the Adviser and the Company’s respective direct or indirect Members, partners, officers, Directors, employees, agents and affiliates may be subject to certain potential conflicts of interest in connection with the Company’s activities and investments. For example, the terms of the Adviser’s management and incentive fees may create an incentive for the Adviser to approve and cause the Company to make more speculative investments than it would otherwise make in the absence of such fee structure.

The Adviser’s Direct Lending Team (the “Direct Lending Team”) is separated from those partners and employees of the Adviser and its affiliates involved in the management of the investments of other funds and other accounts (the “Other Employees”) by an ethical wall, and accordingly, the Other Employees may be unable to make certain material information available to the Direct Lending Team. In addition, the Adviser’s other funds and separate accounts may take positions in securities and/or issuers that are in a different part of the capital structure of an issuer or adverse to the Company.

The members of the senior management and investment teams and the investment committee of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company, or of investment funds managed by the Adviser or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the unitholders. For example, Mr. Miller and the other members of the investment committee have management responsibilities for other investment funds, accounts or other investment vehicles managed by the Adviser or its affiliates.

The Company’s investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Adviser concurrently manages accounts that are pursuing an investment strategy similar to the Company’s strategy, and the Company may compete with these and other entities managed by affiliates of the Adviser for capital and investment opportunities. As a result, those individuals at the Adviser may face conflicts in the allocation of investment opportunities between the Company and other investment funds or accounts advised by principals of, or affiliated with, the Adviser. The Adviser has agreed with the board of directors that, when the Company is able to co-invest with other investment funds or accounts managed by the Adviser, allocations among the Company and other investment funds or accounts will generally be made based on capital available for investment in the asset class being allocated to the extent consistent with the 1940 Act. The Company expects that available capital for its investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by the board of directors or as imposed by applicable laws, rules, regulations or interpretations. In situations where the Company cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Adviser generally require that such opportunities be offered to the Company and such other investment funds on an alternating basis. However, there can be no assurance that the Company will be able to participate in all investment opportunities that are suitable to it. The Company and the Adviser have received the Exemptive Order from the SEC that permits the Company to co-invest with affiliates of the Adviser, including private funds managed by the Adviser, if the board of directors determines that it would be advantageous for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors.

Certain Business Relationships

Certain of the Company’s current Directors and officers are directors or officers of the Adviser.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company’s fiscal year ended December 31, 2017. The Company was formed in 2017.

Fiscal Year/Period	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2017	$15,000	$—	$—	$—

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above, for which fees were incurred by the Company for the fiscal year ended December 31, 2017, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1		Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on September 1, 2017)

3.2		Limited Liability Company Agreement, dated June 29, 2017 (incorporated by reference to Exhibit 3.2 to a registration on Form 10 filed on September 1, 2017)

3.3		Amended and Restated Limited Liability Company Agreement, dated October 2, 2017 (incorporated by reference to Exhibit 3.3 to a registration on Form 10 filed on October 16, 2017)

3.4	*	Second Amended and Restated Limited Liability Company Agreement, dated April 13, 2018*

10.1		Investment Advisory and Management Agreement dated December 29, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 1, 2018).

10.2		Administration Agreement dated December 29, 2017, by and between TCW Direct Lending VII LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 1, 2018).

31.1	*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32.1		Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (incorporated by reference to Exhibit 32.1 to the registrant’s Annual Report on Form 10-K filed on March 22, 2018)

32.2

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (incorporated by reference to Exhibit 32.2 to the registrant’s Annual Report on Form 10-K filed on March 22, 2018)

*	Filed herewith

ITEM 16. Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VII LLC

Date: April 30, 2018	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer
(Principal Financial Officer)