Form 10-Q
period 2018-03-31
TCW Direct Lending VII LLC
filed 2018-05-08
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 814-01246

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, there was no established public market for the Registrant’s limited liability common units. The number of the Registrant’s common units outstanding at May 8, 2018 was 5,054,260.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

TCW DIRECT LENDING VII LLC

Statements of Assets and Liabilities

	As of March 31, 2018 (unaudited)	As of December 31, 2017
Assets
Cash	$1,000	$1,000
Deferred offering costs	806,410	780,220
Organizational costs due from Adviser	848,500	753,800
Directors’ fees due from Adviser	91,500	77,500

Total Assets	$1,747,410	$1,612,520

Liabilities
Offering costs payable to Adviser	$806,410	$780,220
Organizational costs payable to Adviser	848,500	753,800
Directors’ fees payable to Adviser	91,500	77,500

Total Liabilities	$1,746,410	$1,611,520

Commitments and Contingencies (Note 5)

Member’s Capital
Units (10 units issued and outstanding)	$1,000	$1,000

Total Member’s Capital	$1,000	$1,000

Total Liabilities and Member’s Capital	$1,747,410	$1,612,520

Net Asset Value Per Unit	$100.00	$100.00

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VII LLC

Statement of Operations (Unaudited)

For the three months ended March 31, 2018
Investment Income	$—

Expenses:
Organization costs	94,700
Directors’ fees	14,000

Total expenses	108,700
Expenses reimbursed by the Investment Adviser	(108,700)

Net expenses	—

Net investment income (loss)	$—

Net realized and unrealized gain (loss) on investments	—

Net increase (decrease) in Member’s Capital from operations	$—

Income (Loss) per unit	$—

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VII LLC

Statement of Changes in Member’s Capital (Unaudited)

For the three months ended March 31, 2018
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

March 31, 2018

1. Organization and Basis of Presentation

Organization: TCW Direct Lending VII LLC (the “Company”), was formed as a Delaware limited liability company on May 23, 2017. The Company expects to conduct a private offering of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units (“Preferred Units”), though it currently has no intention to do so. On August 18, 2017 (“Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1,000 to TCW Asset Management Company LLC (“TAMCO”), an affiliate of the TCW Group, Inc. As of March 31, 2018, no operations have occurred other than the sale of the Units to TAMCO and incurrence of organization and offering costs (see Note 4).

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

2. Significant Accounting Policies

Basis of Presentation: The Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies, (“ASC Topic 946”).

The statement of cash flows has been omitted because no cash transactions occurred during the three months ended March 31, 2018.

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

Accounting Pronouncements Recently Adopted: In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended existing rules (together, the “Final Rules”) intended to modernize the reporting and disclosure of information by registered investment companies and BDCs. In part, the Final Rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. Once the Company commences operations the Company will implement the applicable requirements of the Final Rules into this report, namely the separate disclosure of paid-in-kind (“PIK”) interest income on the Statement of Operations and disclosure of realized gains/(losses) on controlled affiliated investments, to the extent applicable.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2018

2. Significant Accounting Policies (continued)

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction- Type and Production-Type Contracts. This update is effective for fiscal years beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The amendments in this update makes improvements to the requirements for accounting for equity investments and simplify the impairment assessment of equity investments. For public entities this update is effective for fiscal years beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. The amendments in this update include an amendment to FASB ASC Topic 820, Fair Value Measurement and Disclosures, to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. For public entities, this update is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements.

3. Agreements and Related Party Transactions

Advisory Agreement: On December 29, 2017, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, its registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of the Company’s outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, the Company will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below).

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

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2018

3. Agreements and Related Party Transactions (continued)

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

Adviser Return Obligation: After the Company has made its final distribution of assets in connection with its dissolution, if the Adviser has received aggregate payments of Incentive Fees in excess of the amount the Adviser was entitled to receive pursuant to “Incentive Fee” above, then the Adviser will return to the Company, on or before 90 days after such final distribution of assets, an amount equal to such excess (the “Adviser Return Obligation”). Notwithstanding the preceding sentence, in no event will the Adviser be required to return to the Company an amount greater than the aggregate Incentive Fees paid to the Adviser, reduced by the excess of (a) the aggregate federal, state and local income tax liability the Adviser incurred in connection with the payment of such Incentive

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2018

3. Agreements and Related Party Transactions (continued)

Fees, over (b) an amount equal to the U.S. federal and state tax benefits available to the Adviser by virtue of the payment made by the Adviser pursuant to its Adviser Return Obligation.

Administration Agreement: On December 29, 2017, the Company entered into the Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”) under which the Administrator (or one or more delegated service providers) will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended; monitor the payment of the Company’s expenses; oversee the performance of administrative and professional services rendered to the Company by others; be responsible for the financial and other records that the Company is required to maintain; prepare and disseminate reports to Unitholders and reports and other materials to be filed with the SEC or other regulators; assist the Company in determining and publishing (as necessary or appropriate) its net asset value; oversee the preparation and filing of tax returns; generally oversee the payment of expenses; and provide such other services as the Administrator, subject to review of the Company’s board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator shall seek such reimbursement from the Company no more than once during any calendar year and shall only seek such reimbursement when all Company Expenses (as defined below) for such calendar year have been paid or accrued. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below) (which shall be borne by the Adviser), in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the financial and legal affairs for the Company, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the Investment Company Act of 1940, the Securities Exchange Act of 1934, as amended, and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units of the Company, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other personnel (including employees and secretarial and other staff of the Administrator) to the extent they are devoted to preparing the Company’s financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the investments of the Company and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2018

3. Agreements and Related Party Transactions (continued)

Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated);

(z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with any restructuring, initial public offering or reorganization of the Company or related entities, the termination, liquidation or dissolution of the Company or related entities, or the required redemption of all or substantially all outstanding Units (including the fees and expenses associated with any such transaction), except that all fees, costs and expenses incurred in connection with any Reorganization will be borne appropriately by the Company, the Extension Fund, the Public Fund and the Liquidating Company (each as defined in the Company’s Amendment No. 2 to its Registration Statement on Form 10, filed with the SEC on October 31, 2017, (the “Registration Statement”)), as the case may be (and indirectly by the holders of interests in each such company); (bb) fees that may apply in connection with the listing of the Units or securities of a successor on a national securities exchange; and (cc) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

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

4. Expenses

Expenses for the three months ended March 31, 2018, consist of $94,700 of organization costs that the Company is required to reimburse the Adviser for, in accordance with the Administration Agreement subject to the expense limitation in that agreement. In addition, the Company incurred $14,000 in directors’ fees during the three months ended March 31, 2018. As of March 31, 2018, deferred offering costs payable were $806,410 and will be charged to Member’s Capital at the end of the Closing Period. The Company anticipates receiving commitments sufficient to allow for this reimbursement. In the event receipt of a formal commitment of external capital does not occur, all expenses will be borne by the Adviser or its affiliates.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2018

5. Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2018, the Company is not aware of any pending or threatened litigation.

6. Member’s Capital

As of March 31, 2018, the Company sold and issued 10 Units at an aggregate purchase price of $1,000 to TAMCO. No Units were sold and issued during the three months ended March 31, 2018.

7. Subsequent Events

On April 13, 2018, the Company entered into the Second Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), which is the agreement that sets forth the terms pursuant to which the Company will be operated. The material terms of the LLC Agreement are more fully described in the Company’s Registration Statement.

In addition, on the same day, the Company completed the first closing of the sale of its Common Units pursuant to which the Company sold 5,054,250 Common Units for an aggregate offering price of $505,425,000. The sale of the Common Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Common Unit generally upon at least ten business days’ prior written notice to the unitholders.

The Company has evaluated subsequent events through the date of issuance of the financial statements. There have been no other subsequent events that require recognition or disclosure in these financial statements.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn could impair our future portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit could impair our future lending and investment activities;

•	interest rate volatility, could adversely affect our future results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our future portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our future portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company LLC (“TAMCO” or the “Adviser”);

•	the potentially speculative and illiquid nature of our future investments;

•	the use of borrowed money to finance a portion of our future investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our future portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer such investments;

•	the ability of The TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the Adviser and administrator;

•	our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company (“BDC”) under the Investment Company Act of 1940;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC on March 22, 2018 and in this report.

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

Units issued on the Initial Closing Date, the date we issue Units to persons not affiliated with the Adviser, will be issued for the Original Issuance Price. In addition, pursuant to the LLC Agreement, Unitholders will be obligated to make additional capital contributions to us of $99.99 in respect of each Unit. All Units that are issued will be issued prior to the end of the Closing Period.

We are currently in the development stage and have not commenced investment operations. Since August 18, 2017 (“Inception”), there has been no activity. The Adviser has contributed an initial $1,000 capital contribution to us in exchange for 10 Units. To date, our efforts have been limited to organizational activities, the cost of which has been borne by the Adviser and its affiliates. We have agreed to repay the Adviser and its affiliates for organization and offering expenses incurred up to a maximum of an amount equal to 10 basis points of the aggregate commitments (the “Commitments”), in connection with the offering of Units through the Closing Period, upon receipt of a formal commitment of external capital. In the event receipt of a formal commitment of external capital does not occur, all organization and offering expenses will be borne by the Adviser or its affiliates. As there has been no formal commitment of external capital to date, no such costs have been recorded by us.

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

However, we will not bear (a) more than an amount equal to 10 basis points of our aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through the Closing Period and (b) more than an amount equal to 12.5 basis points of our aggregate Commitments computed annually for Company Expenses; provided, that, any amount by which actual annual expenses in (b) exceed the 12.5 basis point limit shall be carried over to the next year, without limitation, as additional expense until the earlier of the Reorganization or the dissolution of the Company, with any partial year assessed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the 12.5 basis point limit in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the 12.5 basis point limit in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with our borrowings (including interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against us, expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of our portfolio investments performed by our independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to us, costs and expenses relating to any Reorganization or liquidation of the Company, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, in no event will the Company carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the 12.5 basis point limit for more than three years from the date on which such expenses were reimbursed.

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

Expenses during the three months ended March 31, 2018 included $0.1 million of initial organization costs for which we are required to reimburse the Adviser in accordance with the Administration Agreement. Deferred offering costs shown on our Statements of Assets and Liabilities as of March 31, 2018 and December 31, 2017 were $0.8 million and will be charged to Member’s Capital at the end of the Closing Period. We anticipate receiving Commitments sufficient to allow for this reimbursement.

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

Recent Developments

On April 13, 2018, we completed the first closing of the sale of our Common Units pursuant to which we sold 5,054,250 Common Units for an aggregate offering price of $505,425,000. The sale of the Common Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Common Unit generally upon at least ten business days’ prior written notice to the unitholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. As of March 31, 2018, we have not commenced operations and there has been no activity since Inception.

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)    Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on September 1, 2017)

3.2	Limited Liability Company Agreement, dated June 29, 2017 (incorporated by reference to Exhibit 3.2 to a registration on Form 10 filed on September 1, 2017)

3.3	Amended and Restated Limited Liability Company Agreement, dated October 2, 2017 (incorporated by reference to Exhibit 3.3 to a registration on Form 10 filed on October 16, 2017)

3.4	Second Amended and Restated Limited Liability Agreement, dated April 13, 2018 (incorporated by reference to Exhibit 3.4 to the registrant’s Amended Annual Report on Form 10-K/A filed on April 30, 2018)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VII LLC

Date: May 8, 2018	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 8, 2018	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer