Form 10-Q
period 2018-06-30
TCW Direct Lending VII LLC
filed 2018-08-13
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

As of June 30, 2017, there was no established public market for the Registrant’s limited liability common units. The number of the Registrant’s common units outstanding at August 13, 2018 was 5,054,260.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

TCW DIRECT LENDING VII LLC

Schedule of Investments (Unaudited)

As of June 30, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Communications Equipment
	AVI-SPL, Inc.	05/16/18	Third Additional Term Loan -7.87%(LIBOR + 5.88%, 1.00% Floor)	45.2%	$33,670,000	04/27/21	$33,508,840	$33,602,660

				45.2%	33,670,000		33,508,840	33,602,660

Household Durables
	Rio Brands, LLC	06/29/18	Term Loan B -7.95%(LIBOR + 6.28%, 1.00% Floor)	38.4%	28,536,818	06/22/23	28,251,764	28,565,355

				38.4%	28,536,818		28,251,764	28,565,355

	Total Non-Controlled/Non-Affiliated Investments*			83.6%			61,760,604	62,168,015

	Total Investments 83.2%						$61,760,604	$62,168,015

	Other Assets 16.8%							$12,515,448

	Members’ Capital 100.0%							$74,683,463

*

The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and is considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

As of June 30, 2018, $0 or 0.0% of the Company’s total assets were represented by “non-qualifying assets,” as defined in Section 55(a) of the 1940 Act.

LIBOR—London Interbank Offered Rate, generally 1-Month or 3-Month

Country Breakdown of Portfolio

United States	100.0%

The accompanying notes are an integral part of these financial statements

TCW DIRECT LENDING VII LLC

Statements of Assets and Liabilities

	As of June 30, 2018 (unaudited)	As of December 31, 2017
Assets
Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $61,760,604 and $0, respectively)	$62,168,015	$—
Cash	69,463,297	1,000
Deferred financings costs	1,104,456	—
Deferred offering costs	806,410	780,220
Organizational costs due from Adviser	343,074	753,800
Interest receivable	234,329	—
Directors’ fees due from Adviser	—	77,500
Prepaid and other assets	375,921	—

Total Assets	$134,495,502	$1,612,520

Liabilities
Credit facility payable	$57,500,000	$—
Organizational costs payable to Adviser	848,500	753,800
Offering costs payable to Adviser	806,410	780,220
Directors’ fees payable	164,000	—
Management fees payable	98,141	—
Interest and credit facility expense payable	91,665	—
Directors’ fees payable to Adviser	91,500	77,500
Other accrued expenses and other liabilities	211,823	—

Total Liabilities	$59,812,039	$1,611,520

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (5,054,260 and 10 units issued and outstanding, respectively)	$505,426,000	$1,000
Common Unitholders’ undrawn commitment (5,054,260 and 10 units issued and outstanding, respectively	(430,225,000)	—

Common Unitholders’ capital	75,201,000	1,000
Accumulated net investment loss	(924,948)	—
Net unrealized appreciation/depreciation on investments	407,411	—

Members’ Capital	$74,683,463	$1,000

Total Liabilities and Members’ Capital	$134,495,502	$1,612,520

Net Asset Value Per Unit (Note 9)	$99.90	$100.00

The accompanying notes are an integral part of these financial statements

TCW DRECT LENDING VII LLC

Statements of Operations (Unaudited)

	For the three months ended June 30, 2018	For the six months ended June 30, 2018
Investment Income:
Interest income from non-controlled/non-affiliated investments	$358,630	$358,630

Total investment income	358,630	358,630

Expenses:
Interest and credit facility expenses	201,092	201,092
Directors’ fees	175,596	189,596
Administrative fees	161,204	161,204
Management fees	98,141	98,141
Professional fees	50,619	50,619
Organizational costs	—	94,700

Total expenses	686,652	795,352
Expenses recaptured by the Investment Adviser	596,926	488,226

Net expenses	1,283,578	1,283,578

Net investment loss	$(924,948)	$(924,948)

Net realized and unrealized gain on investments
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	407,411	407,411

Net realized and unrealized gain on investments	$407,411	$407,411

Net decrease in Members’ Capital from operations	$(517,537)	$(517,537)

Basic and diluted:
Loss per unit	$(0.10)	$(0.10)

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VII LLC

Statement of Changes in Members’ Capital (Unaudited)

For the six months ended June 30, 2018
Increase (Decrease) in Members’ Capital Resulting from Operations
Net investment loss	$(924,948)
Net change in unrealized appreciation/depreciation on investments	407,411

Net Decrease in Members’ Capital Resulting from Operations	(517,537)
Increase in Members’ Capital Resulting from Capital Activity
Contributions	75,200,000

Total Increase in Members’ Capital Resulting from Capital Activity	75,200,000

Total Increase in Members’ Capital	74,682,463

Members’ Capital, beginning of period	1,000

Members’ Capital, end of period	$74,683,463

Accumulated net investment loss	$(924,948)

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VII LLC

Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2018
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(517,537)
Adjustments to reconcile the net increase (decrease) in Members’ Capital resulting from operations to net cash used in operating activities:
Purchases of investments	(61,753,100)
Change in net unrealized/appreciation depreciation on investments	(407,411)
Amortization of premium and accretion of discount, net	(7,504)
Amortization of deferred financing costs	55,064
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(234,329)
(Increase) decrease in organizational costs due from Adviser	410,726
(Increase) decrease in directors’ fees due from Adviser	77,500
(Increase) decrease in prepaid and other assets	(375,921)
Increase (decrease) in organizational costs payable to Adviser	94,700
Increase (decrease) in directors’ fees payable	164,000
Increase (decrease) in management fees payable	98,141
Increase (decrease) in interest and credit facility expense payable	91,665
Increase (decrease) in directors’ fees payable to Adviser	14,000
Increase (decrease) in other accrued expenses and liabilities	211,823

Net cash used in operating activities	$(62,078,183)

Cash Flows from Financing Activities
Contributions from Members	$75,200,000
Deferred financing costs paid	(1,159,520)
Proceeds from credit facility	57,500,000

Net cash provided by financing activities	$131,540,480

Net increase in cash and cash equivalents	$69,462,297
Cash, beginning of period	$1,000

Cash, end of period	$69,463,297

Supplemental and non-cash financing activities
Interest expense paid	$4,363

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited)

June 30, 2018

1. Organization and Basis of Presentation

Organization: TCW Direct Lending VII LLC (the “Company”), was formed as a Delaware limited liability company on May 23, 2017. The Company expects to conduct a private offering of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units (“Preferred Units”), though it currently has no intention to do so. On August 18, 2017 (“Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1,000 to TCW Asset Management Company LLC (“TAMCO” or the “Adviser”), an affiliate of the TCW Group, Inc. As of March 31, 2018, no operations have occurred other than the sale of the Units to TAMCO and incurrence of organization and offering costs.

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

The Company commenced operations during the second quarter of fiscal year 2018.

Term: The term of the Company will continue until the sixth anniversary of the Initial Closing Date (as defined below), April 13, 2024 unless extended or sooner dissolved as provided in the limited liability agreement or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Units (the “Unitholders) and holders of preferred units, if any, (together with the Unitholders, the “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Units.

Commitment Period: The Commitment Period commenced on April 13, 2018 (the “Initial Closing Date”), the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser and will end on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Mr. Miller and one or more of Ms. Grosso, Mr. O’Neill or Mr. Bold (each of such four persons, a “Key Person”) fail to devote substantially all of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that co-invest or potentially co-invest with the Company, on a combined basis (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. O’Neill and Mr. Bold all fail to devote substantially all of his or her business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided, that, if a replacement has been approved as described in the paragraph below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition of “Key Person Event” will be amended to take into account such successor. Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated in this paragraph, the Commitment Period shall be automatically terminated upon such Key Person Event. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided, that, such replacement has either been approved by a majority of the Independent Directors or by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). If such replacement(s) end the occurrence of a Key Person Event, the Commitment Period will automatically be reinstated. In accordance with the Company’s Limited Liability Company Agreement, the Company may complete investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expects to be consummated prior to 90 days subsequent to the expiration date of the Commitment Period. The Company may also effect follow-on investments up to an aggregate maximum of 10% of Capital Commitments (as defined below).

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2018

1. Organization and Basis of Presentation (continued)

Capital Commitments: On the Initial Closing Date the Company began accepting subscription agreements from investors for the private sale of its Units. As of June 30, 2018, the Company has sold 5,054,260 Units for an aggregate offering price of $505,426,000. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of June 30, 2018, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Unitholder	$505,426,000	$430,225,000	14.9%	5,054,260

Recallable Amount: A Unitholder may be required to re-contribute amounts distributed equal to (a) such Unitholder’s share of all portfolio investments that are repaid to the Company, or otherwise recouped by the Company, and distributed to the Unitholder, in whole or in part, during or after the Commitment period, reduced by (b) all re-contributions made by such Unitholder. The Recallable Amount is excluded from the calculation of the accrual based net asset value.

The Recallable Amount as of June 30, 2018 was $0.

2. Significant Accounting Policies

Basis of Presentation: The Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services —Investment Companies, (“ASC Topic 946”).

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and such differences could be material.

Investments: The Company measures the value of its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the Company considers its principal market to be the market that has the greatest volume and level of activity.

Transactions: The Company records investment transactions on the trade date. The Company considers trade date for investments not traded on a recognizable exchange, or traded in the over-the-counter markets, to be the date on which the Company receives legal or contractual title to the asset and bears the risk of loss.

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Discounts associated with a revolver as well as fees associated with a delayed draw that remains unfunded are treated as a discount to the issuers’ term loan. Ongoing facility, commitment or other additional fees including, prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2018

2. Significant Accounting Policies (continued)

Deferred Financing Costs: Deferred financing costs incurred by the Company in connection with the revolving credit facility, including arrangement fees, upfront fees and legal fees, are amortized on a straight-line basis over the term of the revolving credit facility.

Organization and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Member’s Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of June 30, 2018, the Company has incurred $848,500 in organization costs, which were expensed as incurred and $806,410 of offering costs which are currently being accumulated on the Company’s Statement of Assets and Liabilities.

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

Accounting Pronouncements Recently Adopted: In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended existing rules (together, the “Final Rules”) intended to modernize the reporting and disclosure of information by registered investment companies and BDCs. In part, the Final Rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The Company has implemented the applicable requirements of the Final Rules into this report, namely the separate disclosure of paid-in-kind (“PIK”) interest income on the Statement of Operations and disclosure of realized gains/(losses) on controlled affiliated investments, to the extent applicable.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction-Type and Production-Type Contracts. This update is effective for fiscal years beginning after December 15, 2017. The Company adopted this ASU during the three months ended June 30, 2018.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The amendments in this update makes improvements to the requirements for accounting for equity investments and simplify the impairment assessment of equity investments. For public entities this update is effective for fiscal years beginning after December 15, 2017. The Company adopted this ASU during the three months ended June 30, 2018.

Accounting Pronouncements Not Yet Adopted: In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instrument —Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update provide a variety of technical corrections and improvements to how entities should account for financial instruments and shorten the amortization period for certain callable debt securities held at premium. For public entities, this update is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years beginning after June 15, 2018. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2018

3. Investment Valuations and Fair Value Measurements

Investments at Fair Value: Investments held by the Company are valued at fair value. Fair value is generally determined on the basis of last reported sales prices or official closing prices on the primary exchange in which each security trades, or if no sales are reported, based on the midpoint of the valuation range obtained for debt investments from a quotation reporting system, established market makers or pricing service.

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value and approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

Fair Value Hierarchy: Assets and liabilities are classified by the Company based on valuation inputs used to determine fair value into three levels:

Level 1 values are based on unadjusted quoted market prices in active markets for identical assets.

Level 2 values are based on significant observable market inputs, such as quoted prices for similar assets and quoted prices in inactive markets or other market observable inputs.

Level 3 values are based on significant unobservable inputs that reflect the Company’s determination of assumptions that market participants might reasonably use in valuing the assets.

Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation levels are not necessarily an indication of the risk associated with investing in those securities.

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of June 30, 2018:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$62,168,015	$62,168,015

Total Assets	$—	$—	$62,168,015	$62,168,015

The Company did not have any investments as of December 31, 2017.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2018

3. Investment Valuations and Fair Value Measurements (continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2018:

	Debt	Total
Balance, April 1, 2018	$—	$—
Purchases*	61,753,100	61,753,100
Amortization of premium and accretion of discount, net	7,504	7,504
Net change in unrealized appreciation/depreciation	407,411	407,411

Balance, June 30, 2018	$62,168,015	$62,168,015

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2018	$407,411	$407,411

*	Includes payments received in-kind

	Debt	Total
Balance, January 1, 2018	$—	$—
Purchases*	61,753,100	61,753,100
Amortization of premium and accretion of discount, net	7,504	7,504
Net change in unrealized appreciation/depreciation	407,411	407,411

Balance, June 30, 2018	$62,168,015	$62,168,015

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2018	$407,411	$407,411

*	Includes payments received in-kind

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three and six months ended June 30, 2018, the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2018:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$62,168,015	Income Method	Weighted Average Cost of Capital Shadow Credit Rating	8.4% to 10.2% B+ to B-	9.3% N/A	Decrease Increase

Valuation Process: Oversight for determining fair value is the responsibility of the Board of the Company (with input from the Adviser and an external, independent valuation firm retained by the Company). The Company and the Adviser value the investments at fair value on a quarterly basis and whenever required by the Company’s operating agreement. The Company has engaged an external, independent valuation firm to assist the Board in determining the fair market value of the Company’s investments for which market quotations are not readily available.

Unless noted, the Company is utilizing the midpoint of a valuation range provided by an external, independent valuation firm. Based on its review of the external, independent valuation firm’s range and related documentation, the Adviser documents the valuation recommendations. The Adviser discusses its valuation recommendation with the Company’s audit committee, based on/along with the independent valuation report. After the Company’s audit committee reviews the valuation recommendations, the Board discusses the portfolio company and investment valuations with the Adviser and determines the fair value of these investments in good faith. The Board may approve a value other than the midpoint if it believes that is the fair value.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2018

3. Investment Valuations and Fair Value Measurements (continued)

The Adviser uses all relevant factors in recommending fair value including, without limitation, any of the following factors as may be deemed relevant by the Board: current financial position and current and historical operating results of the issuer; sales prices of recent public or private transactions in the same or similar securities, including transactions on any securities exchange on which such securities are listed or in the over-the-counter market; general level of interest rates; recent trading volume of the security; restrictions on transfer including the Company’s right, if any, to require registration of its securities by the issuer under the securities laws; any liquidation preference or other special feature or term of the security; significant recent events affecting the portfolio company, including any pending private placement, public offering, merger, or acquisition; the price paid by the Company to acquire the asset; the percentage of the issuer’s outstanding securities that is owned by the Company and all other factors affecting value.

4. Agreements and Related Party Transactions

Advisory Agreement: On December 29, 2017, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, its registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement becomes effective upon its execution, provided it is approved by the vote of a “majority of outstanding voting securities” of the Company. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, by vote of the Company’s Board, or by a vote of the majority of the Company’s outstanding voting units, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, the Company will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below).

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

The Company will pay to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.375% (i.e., 1.50% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of portfolio investments of the Company (including portfolio investments purchased with borrowed funds and other forms of leverage, such as Preferred Units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to the members, or written off for tax purposes

(but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee payable for any partial month or quarter will be appropriately pro-rated. The Adviser may defer its right to receive current payment of such fee until the Company is notified otherwise.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2018

4. Agreements and Related Party Transactions (continued)

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

Administration Agreement: On April 16, 2018, the Company entered into an Amended and Restated Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”) under which the Administrator (or one or more delegated service providers) will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended; monitor the payment of the Company’s expenses; oversee the performance of administrative and professional services rendered to the Company by others; be responsible for the financial and other records that the Company is required to maintain; prepare and disseminate reports to Unitholders and reports and other materials to be filed with the SEC or other regulators; assist the Company in determining and

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2018

4. Agreements and Related Party Transactions (continued)

publishing (as necessary or appropriate) its net asset value; oversee the preparation and filing of tax returns; generally oversee the payment of expenses; and provide such other services as the Administrator, subject to review of the Company’s board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator shall seek such reimbursement from the Company no more than once during any calendar year and shall only seek such reimbursement when all Company Expenses (as defined below) for such calendar year have been paid or accrued. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below) (which shall be borne by the Adviser), in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the financial and legal affairs for the Company, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the Investment Company Act of 1940, the Securities Exchange Act of 1934, as amended, and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units of the Company, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the investments of the Company and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with any restructuring, initial public offering or reorganization of the Company or related entities, the termination, liquidation or dissolution of the Company or related entities, or the required redemption of all or substantially all outstanding Units (including the fees and expenses associated with any such transaction), except that all fees, costs and expenses incurred in connection with any Reorganization will be borne appropriately by the Company, the Extension Fund, the Public Fund and the Liquidating Company (each as defined in the Company’s Amendment No. 2 to its Registration Statement on Form 10, filed with the SEC on October 31, 2017, (the “Registration Statement”)), as the case may be (and indirectly by the holders of interests in each such company); (bb) fees that may apply in connection with the listing of the Units or securities of a successor on a national securities exchange; and (cc) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2018

4. Agreements and Related Party Transactions (continued)

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

All Adviser Operating Expenses and all expenses of the Company that the Company will not bear will, as set forth above, will be borne by the Adviser or its affiliates.

5. Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2018, the Company is not aware of any pending or threatened litigation.

In the normal course of business, the Company enters into contracts which provide a variety of representations and warranties, and that provide general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2018

6. Member’s Capital

The Company’s Unit activity for the three and six months ended June 30, 2018 is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Units at beginning of period	10	10
Units issued and committed	5,054,250	5,054,250

Units issued and committed at end of period	5,054,260	5,054,260

For the three and six months ended June 30, 2018, the Company processed $0 distributions and re-contributions.

7. Credit Facility

On May 10, 2018, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) among the Company, as borrower, and Natixis, New York Branch (“Natixis”), as administrative agent and the committed lenders, conduit lenders and funding agents. The Credit Agreement provides for a revolving credit line (the “Credit Facility”) of up to $150 million (the “Maximum Commitment”), subject to the lesser of (i) the “Borrowing Base” assets or (ii) the Maximum Commitment. The Borrowing Base assets equal the sum of a percentage of unfunded commitments from certain classes of eligible investors in the Company. The Credit Facility is generally secured by the Borrowing Base assets.

The Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $1 billion. The maturity date of the Credit Agreement is May 10, 2021, unless such date is extended at the Company’s option no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) adjusted eurodollar rate calculated in a customary manner plus 1.55%.

The Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2018, the Company was in compliance with such covenants.

As of June 30, 2018, the Available Commitment and amounts outstanding under the Credit Agreement is $150.0 million and $57.5 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred financing costs of $1.2 million in connection with Credit Agreement. The Company recorded these costs as deferred financing costs on its Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of June 30, 2018, $1.1 million of such prepaid deferred financing costs had yet to be amortized.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2018

7. Credit Facility (continued)

The summary information regarding the Credit Facility for the three and six months ended June 30, 2018 were as follows:

Three and Six Months Ended June 30,
2018
Credit facility interest expense	$45,073
Unused fees	50,955
Administrative fees	50,000
Amortization of deferred financing costs	55,064

Total	$201,092

Weighted average interest rate	3.51%
Average outstanding balance	$8,894,231

8. Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act and has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. The Company elected to be taxed as a RIC in 2015. The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of June 30, 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

June 30, 2018
Cost of investments for federal income tax purposes	$61,760,604
Unrealized appreciation	$407,411
Unrealized depreciation	$—
Net unrealized appreciation on investments	$407,411

The Company did not have any unrecognized tax benefits at December 31, 2017, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities for returns filed for the prior three and four years, respectively.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2018

9. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2018 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

For the Six Months Ended June 30,
2018
Net Asset Value Per Unit (accrual base), Beginning of Period	$100.00
Income from Investment Operations:
Net investment loss(1)	(0.18)
Net realized and unrealized gain	0.08

Total from investment operations	(0.10)
Net Asset Value Per Unit (accrual base), End of Period	$99.90

Unitholder Total Return(2)(3)	(1.33)%

Unitholder IRR(4)	0.00%

Ratios and Supplemental Data
Members’ Capital, end of period	$74,683,463
Units outstanding, end of period	5,054,260
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	9.56%
Expenses recaptured by Investment Adviser(3)	3.10%

Ratio of net expenses to average net assets(6)	12.66%
Ratio of financing cost to average net assets(7)	1.27%
Ratio of net investment loss before expense recapture to average net assets(5)	(5.58)%
Ratio of net investment loss to average net assets(6)	(11.83)%
Credit facility payable	$57,500,000
Asset coverage ratio	2.3
Portfolio turnover rate(3)	0.0%

(1)	Per unit data was calculated using the number of Units issued and outstanding as of June 30, 2018.
(2)

The Total Return for the six months ended June 30, 2018 was calculated by taking the net loss of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(3)	Not annualized.
(4)

The Internal Rate of Return (IRR) since inception for the Unitholders, after management fees, financing costs and operating expenses is 0.0% through June 30, 2018. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(5)	Annualized except for organizational costs.
(6)	Annualized except for organizational costs and expenses recaptured by the Adviser.
(7)	Annualized.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2018

10. Subsequent Events

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•

the impact of changing market conditions and lending standards on our ability to compete with other industry participants, including other business development companies, private and public funds, individual and institutional investors, and financial institutions for investment opportunities;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•

the ability of The TCW Group, Inc. and its subsidiaries to attract and retain highly talented professionals that can provide services to the Adviser in its capacity as our investment adviser and administrator;

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the 1934 Act, which preclude civil liability or certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

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

On April 13, 2018, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of June 30, 2018, we have sold 5,054,260 Units for an aggregate offering price of $505,426,000. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

The Company commenced operations during the second quarter of fiscal year 2018.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. The historical investment philosophy, strategy and approach of the direct lending team of the Adviser (the “ Direct Lending Team”) has not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Direct Lending Team to originate a significant amount of investments for us with PIK interest features, from time to time we may make investments that contain such features. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments are mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through a joint venture partnership or other special purpose vehicle (each an “Investment Vehicle”). While we will invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided through the Administration Agreement and the Advisory Agreement.

We, and indirectly our Unitholders, bear all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with our organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units;

(b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with any restructuring, initial public offering or reorganization of the Company or related entities, the termination, liquidation or dissolution of the Company or related entities, or the required redemption of all or substantially all outstanding Units (including the fees and expenses associated with any such transaction), except that all fees, costs and expenses incurred in connection with any reorganization will be borne appropriately by the Company, the Extension Fund, the Public Fund and the Liquidating Company, as the case may be (and indirectly by the holders of interests in each such company); (bb) fees that may apply in connection with the listing of the Units or securities of a successor on a national securities exchange; and (cc) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

In addition to the discussion below, our critical accounting policies are further described in Note 2 to the consolidated financial statements. We consider these accounting policies to be critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The critical accounting policies should be read in connection with our risk factors as disclosed in “Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 22, 2018.

Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value and approved by our Board of Directors based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

Fair Value Hierarchy: Assets and liabilities are classified by us based on valuation inputs used to determine fair value into three levels.

Level 1 values are based on unadjusted quoted market prices in active markets for identical assets.

Level 2 values are based on significant observable market inputs, such as quoted prices for similar assets and quoted prices in inactive markets or other market observable inputs.

Level 3 values are based on significant unobservable inputs that reflect our determination of assumptions that market participants might reasonably use in valuing the assets.

Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation levels are not necessarily an indication of the risk associated with investing in those securities.

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine fair value of investments in private debt for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized form sales or other dispositions of investments.

Investment Activity

As of June 30, 2018, our non-controlled/non-affiliated portfolio consisted of 2 debt investments. Based on fair values as of June 30, 2018, our non-controlled/non-affiliated portfolio was 100% invested in debt investments which were senior secured, first lien term loans.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of June 30, 2018:

Industry	Percent of Total Investments
Communication Equipment	54%
Household Durables	46%

Total	100%

Interest income from non-controlled/non-affiliated investment was $0.4 million for the three and six months ended June 30, 2018. No interest income paid-in-kind was recognized during the three or six months ended June 30, 2018.

Results of Operations

Our operating results for the three and six months ended June 30, 2018 were as follows:

Three and Six Months Ended June 30,
2018
Total investment income	$358,630
Net expenses	1,283,578

Net investment loss	(924,948)
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	407,411

Net decrease in Members’ Capital from operations	$(517,537)

Total investment income

Total investment income for the three and six months ended June 30, 2018 was $0.4 million, all of which was interest income from non-controlled/non-affiliated investments.

Net investment loss

Net investment loss for the three and six months ended June 30, 2018 was $0.9 million. The net investment loss for the three and six months ended June 30, 2018 is primarily attributable to the recapture of previously reimbursed organizational and offering costs by the Adviser.

Operating expenses for the three months and six months ended June 30, 2018 were as follows:

	For the three months ended June 30,	For the six months ended June 30,
	2018
Expenses
Interest and credit facility expenses	$201,092	$201,092
Directors’ fees	175,596	189,596
Administrative fees	161,204	161,204
Management fees	98,141	98,141
Professional fees	50,619	50,619
Organizational costs	—	94,700

Total expenses	$686,652	$795,352
Expense recaptured by the Investment Adviser	596,926	488,226

Net expenses	$1,283,578	$1, 283,578

Our total operating expenses were $0.7 million and $0.8 million for the three and six months ended June 30, 2018, respectively. Our operating expenses include management fees attributed to the Adviser of $0.1 million for the three and six months ended June 30, 2018.

Net expenses include an expense recapture of $0.6 million and $0.5 million for the three and six months ended June 30, 2018, respectively. The expense recapture during the three and six months ended June 30, 2018 is primarily due to previously Adviser reimbursed organizational and offering costs.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three and six months ended June 30, 2018 was $0.4 million. Our net change in unrealized appreciation/depreciation for the three and six months ended June 30, 2018 was entirely due to our commencement of operations and investment activity during the quarter.

Net decrease in members’ capital from operations

Our net decrease in members’ capital from operations during the three and six months ended June 30, 2018 was $0.5 million. The decrease during the three and six months ended June 30, 2018 is primarily attributable to the commencement of operations which took place during the second quarter of fiscal year 2018.

Financial Condition, Liquidity and Capital Resources

On April 13, 2018, we completed the first closing of the sale of our Units to persons not affiliated with the Adviser. We also commenced operations during the second quarter of fiscal year 2018. We generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of June 30, 2018, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

June 30, 2018
Commitments	$505,426,000
Undrawn commitments	$430,225,000
Percentage of commitments funded	14.9%
Units	5,054,260

Natixis Credit Agreement

On May 10, 2018, we entered into a Revolving Credit Agreement (the “Credit Agreement”) among the Company, as borrower, and Natixis, New York Branch (“Natixis”), as administrative agent and the committed lenders, conduit lenders and funding agents. The Credit Agreement provides for a revolving credit line (the “Credit Facility”) of up to $150 million (the “Maximum Commitment”), subject to the lesser of (i) the “Borrowing Base” assets or (ii) the Maximum Commitment. The Borrowing Base assets equal the sum of a percentage of unfunded commitments from certain classes of eligible investors in the Company. The Credit Facility is generally secured by the Borrowing Base assets.

The Maximum Commitment may be periodically increased in amounts designated us, up to an aggregate amount of $1 billion. The maturity date of the Credit Agreement is May 10, 2021, unless such date is extended at our option no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%.

The Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2018, we were in compliance with such covenants.

As of June 30, 2018, the Available Commitment and amounts outstanding under the Credit Agreement is $150.0 million and $57.5 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. We incurred financing costs of $1.2 million in connection with the Credit Agreement. We recorded these costs as deferred financing costs on its Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of June 30, 2018, $1.1 million of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2018 were as follows:

Three and Six Months Ended June 30,
2018
Credit facility interest expense	$45,073
Unused fees	50,955
Administrative fees	50,000
Amortization of deferred financing costs	55,064

Total	$201,092

Weighted average interest rate	3.51%
Average outstanding balance	$8,894,231

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At June 30, 2018, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2018, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Based on our June 30, 2018 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$1,891,124	$1,748,958	$142,166
Up 200 basis points	1,261,416	1,165,972	95,444
Up 100 basis points	630,708	582,986	47,722
Down 100 basis points	(630,708)	(604,086)	(26,622)
Down 200 basis points	—	(1,179,086)	1,179,086
Down 300 basis points	—	(1,123,061)	1,123,061

ITEM 4.	CONTROLS AND PROCEDURES

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

Sales of unregistered securities

Other than sales of the Company’s Units previously reported on Form 8-K, there have been no sales by the Company of unregistered securities.

On April 13, 2018, the Company began accepting subscription agreements from investors for the private sale of its Units. Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Unit upon at least ten business days’ prior written notice to the Unitholders. The issuance of the Units pursuant to these subscription agreements and any draw by the Company under the related Commitments is expected to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and Rule 506(c) of Regulation D thereunder.

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a) Exhibits

3.1		Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on September 1, 2017)

3.2		Limited Liability Company Agreement, dated June 29, 2017 (incorporated by reference to Exhibit 3.2 to a registration on Form 10 filed on September 1, 2017)

3.3		Amended and Restated Limited Liability Company Agreement, dated October 2, 2017 (incorporated by reference to Exhibit 3.3 to a registration on Form 10 filed on October 16, 2017)

3.4		Second Amended and Restated Limited Liability Agreement, dated April 13, 2018 (incorporated by reference to Exhibit 3.4 to the registrant’s Amended Annual Report on Form 10-K/A filed on April 30, 2018)

31.1	*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VII LLC

Date: August 13, 2018	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 13, 2018	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer