Form 10-Q
period 2018-09-30
TCW Direct Lending VII LLC
filed 2018-11-06
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

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

The number of the Registrant’s common units outstanding at November 6, 2018 was 10,672,260.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

TCW DIRECT LENDING VII LLC

Schedule of Investments (Unaudited)

As of September 30, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Shipston Group U.S. Inc.	09/28/18	Term Loan—8.64% (LIBOR + 6.25%, 1.25% Floor)	18.2%	50,542,000	09/28/23	49,708,662	50,592,542

				18.2%	50,542,000		49,708,662	50,592,542

Commercial Services & Supplies
	Production Resource Group, LLC	07/25/18	2018 Term Loan—9.32% (LIBOR + 7.00%, 1.00% Floor)	16.8%	46,650,000	07/25/24	45,276,677	46,696,650

				16.8%	46,650,000		45,276,677	46,696,650

Communications Equipment
	AVI-SPL, Inc.	05/16/18	Third Additional Term Loan—7.96% (LIBOR + 5.88%, 1.00% Floor)	12.0%	33,320,594	04/27/21	33,175,344	33,387,236

				12.0%	33,320,594		33,175,344	33,387,236

Construction & Engineering
	Unitek Acquisition, Inc.(1)	08/20/18	2018 Term Loan B—7.89% (LIBOR + 5.50%, 1.00% Floor)	6.6%	18,423,437	08/20/24	17,971,556	18,331,320

				6.6%	18,423,437		17,971,556	18,331,320

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	2018 Term Loan B – 8.07% (LIBOR + 5.75%, 1.25% Floor)	14.3%	39,575,000	09/07/23	39,181,670	39,654,150

				14.3%	39,575,000		39,181,670	39,654,150

Food Products
	Hometown Food Company(1)	08/31/18	Revolver—7.50% (LIBOR + 5.25%, 1.25% Floor)	0.8%	2,293,659	08/31/23	2,293,659	2,289,072
	Hometown Food Company	08/31/18	Term Loan—7.50% (LIBOR + 5.25%, 1.25% Floor)	15.6%	43,324,667	08/31/23	42,357,257	43,238,017

				16.4%	45,618,326		44,650,916	45,527,089

Household Durables
	ShelterLogic Group	06/29/18	2018 Term Loan B—8.13% (LIBOR + 5.87%, 1.00% Floor)	10.3%	28,536,818	06/22/23	28,266,197	28,536,818

				10.3%	28,536,818		28,266,197	28,536,818

Textiles, Apparel & Luxury Goods
	Keeco Holdings, LLC	09/19/18	2018 Term Loan—9.17% (LIBOR + 7.00%, 1.00% Floor)	9.0%	24,990,000	09/19/23	24,492,552	25,064,970

				9.0%	24,990,000		24,492,552	25,064,970

	Total Debt Investments			103.6%			282,723,574	287,790,775

	Total Non-Controlled/Non-Affiliated Investments*			103.6%			$282,723,574	$287,790,775

	Total Investments 103.6%						$282,723,574	$287,790,775

	Unrealized depreciation on unfunded commitments (0.0%)							$(58,275)

	Liabilities in Excess of Other Assets (3.6%)							$(9,932,943)

	Net Assets 100.0%							$277,799,557

*

The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and is considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(1)

Excluded from the investment above, is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier then the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

As of September 30, 2018, $0 or 0.0% of the Company’s total assets were represented by “non-qualifying assets,” as defined in Section 55(a) of the Investment Company Act of 1940, as amended.

LIBOR—London Interbank Offered Rate, generally 1-Month or 3-Month

Country Breakdown of Portfolio
United States	100.0%

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VII LLC

Statements of Assets and Liabilities

	As of September 30, 2018 (unaudited)	As of December 31, 2017
Assets
Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $282,723,574 and $0, respectively)	$287,790,775	$—
Cash	233,157,787	1,000
Deferred financings costs	1,811,693	—
Interest receivable	1,038,359	—
Prepaid and other assets	811,698	—
Deferred offering costs	806,410	780,220
Organizational costs due from Adviser	139,424	753,800
Directors’ fees due from Adviser	—	77,500

Total Assets	$525,556,146	$1,612,520

Liabilities
Credit facility payable	$243,400,000	$—
Incentive fee payable	949,889	—
Organizational costs payable to Adviser	848,500	753,800
Offering costs payable to Adviser	806,410	780,220
Management fees payable	642,295	—
Interest and credit facility expense payable	391,065	—
Directors’ fees payable	244,000	—
Directors’ fees payable to Adviser	91,500	77,500
Unrealized depreciation on unfunded commitments	58,275	—
Other accrued expenses and other liabilities	324,655	—

Total Liabilities	$247,756,589	$1,611,520

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (7,090,760 and 10 units issued and outstanding, respectively)	$709,076,000	$1,000
Common Unitholders’ undrawn commitment (7,090,760 and 10 units issued and outstanding, respectively)	(435,076,000)	—

Common Unitholders’ capital	274,000,000	1,000
Accumulated net realized gain	149,940	—
Accumulated net investment loss	(1,359,309)	—
Net unrealized appreciation/depreciation on investments	5,008,926	—

Members’ Capital	$277,799,557	$1,000

Total Liabilities and Members’ Capital	$525,556,146	$1,612,520

Net Asset Value Per Unit (Note 9)	$100.54	$100.00

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VII LLC

Statements of Operations (Unaudited)

	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
Investment Income:
Interest income from non-controlled/non-affiliated investments	$2,582,178	$2,940,808

Total investment income	2,582,178	2,940,808

Expenses:
Incentive fees	949,889	949,889
Interest and credit facility expenses	884,268	1,085,360
Management fees	592,305	690,446
Administrative fees	130,024	291,228
Professional fees	120,816	171,435
Directors’ fees	94,514	284,110
Organizational costs	—	94,700
Other expenses	41,073	41,073

Total expenses	2,812,889	3,608,241
Expenses recaptured by the Investment Adviser	203,650	691,876

Net expenses	3,016,539	4,300,117

Net investment loss	$(434,361)	$(1,359,309)

Net realized and unrealized gain on investments
Net realized gain on investments from non-controlled/nonaffiliated investments	149,940	149,940
Net change in unrealized appreciation on non-controlled/non-affiliated investments	4,601,515	5,008,926

Net realized and unrealized gain on investments	$4,751,455	$5,158,866

Net increase in Members’ Capital from operations	$4,317,094	$3,799,557

Basic and diluted:
Earnings per unit	$.61	$.54

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VII LLC

Statement of Changes in Members’ Capital (Unaudited)

	For the nine months ended September 30, 2018	For the period from August 18, 2017 (Inception) to September 30, 2017
Increase (Decrease) in Members’ Capital Resulting from Operations
Net investment loss	$(1,359,309)	$—
Net realized gain on investments	149,940	—
Net change in unrealized appreciation/depreciation on investments	5,008,926	—

Net Decrease in Members’ Capital Resulting from Operations	3,799,557	—
Increase in Members’ Capital Resulting from Capital Activity
Contributions	273,999,000	—

Total Increase in Members’ Capital Resulting from Capital Activity	273,999,000	—

Total Increase in Members’ Capital	277,798,557	—

Members’ Capital, beginning of period	1,000	1,000

Members’ Capital, end of period	$277,799,557	$1,000

Accumulated net investment loss	$(1,359,309)	$—

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VII LLC

Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2018
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$3,799,557
Adjustments to reconcile the net increase (decrease) in Members’ Capital resulting from operations to net cash used in operating activities:
Purchases of investments	(297,671,521)
Proceeds from sales and paydowns of investments	15,193,466
Net realized gain on investments	(149,940)
Change in net unrealized appreciation/depreciation on investments	(5,008,926)
Amortization of premium and accretion of discount, net	(95,579)
Amortization of deferred financing costs	160,946
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,038,359)
(Increase) decrease in organizational costs due from Adviser	614,376
(Increase) decrease in directors’ fees due from Adviser	77,500
(Increase) decrease in prepaid and other assets	(811,698)
Increase (decrease) in organizational costs payable to Adviser	94,700
Increase (decrease) in directors’ fees payable	244,000
Increase (decrease) in management fees payable	642,295
Increase (decrease) in interest and credit facility expense payable	391,065
Increase (decrease) in incentive fees payable	949,889
Increase (decrease) in directors’ fees payable to Adviser	14,000
Increase (decrease) in other accrued expenses and liabilities	324,655

Net cash used in operating activities	$(282,269,574)

Cash Flows from Financing Activities
Contributions from Members	$273,999,000
Deferred financing costs paid	(1,972,639)
Repayment of debt	(29,400,000)
Proceeds from credit facility	272,800,000

Net cash provided by financing activities	$515,426,361

Net increase in cash and cash equivalents	$233,156,787
Cash, beginning of period	$1,000

Cash, end of period	$233,157,787

Supplemental and non-cash financing activities
Interest expense paid	$431,751

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited)

September 30, 2018

1. Organization and Basis of Presentation

Organization: TCW Direct Lending VII LLC (the “Company”), was formed as a Delaware limited liability company on May 23, 2017. The Company is conducting a private offering of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units (“Preferred Units”), though it currently has no intention to do so. On August 18, 2017 (“Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1,000 to TCW Asset Management Company LLC (“TAMCO” or the “Adviser”), an affiliate of the TCW Group, Inc. The Company commenced operations during the second quarter of fiscal year 2018.

The Company has elected to be a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has also elected to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”) beginning fiscal year 2018. As a BDC and a RIC, the Company will be required to meet the minimum distribution and other requirements for RIC qualification and as a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

Term: The term of the Company will continue until the sixth anniversary of the Initial Closing Date (as defined below), April 13, 2024, unless extended or sooner dissolved as provided in the Company’s limited liability agreement or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Units (the “Unitholders) and holders of preferred units, if any, (together with the Unitholders, the “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Units.

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

Capital Commitments: On the Initial Closing Date the Company began accepting subscription agreements from investors for the private sale of its Units. As of September 30, 2018, the Company has sold 7,090,760 Units for an aggregate offering price of $709,076,000. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (the “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2018

1. Organization and Basis of Presentation (continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2018, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Unitholder	$709,076,000	$435,076,000	38.6%	7,090,760

Recallable Amount: A Unitholder may be required to re-contribute amounts distributed equal to (a) such Unitholder’s share of all portfolio investments that are repaid to the Company, or otherwise recouped by the Company, and distributed to the Unitholder, in whole or in part, during or after the Commitment period, reduced by (b) all re-contributions made by such Unitholder. This amount, (the “Recallable Amount”) is excluded from the calculation of the accrual based net asset value.

The Recallable Amount as of September 30, 2018 was $0.

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

Transactions: The Company records investment transactions on the trade date. The Company considers the trade date for investments not traded on a recognizable exchange, or traded in the over-the-counter markets, to be the date on which the Company receives legal or contractual title to the asset and bears the risk of loss.

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Discounts associated with a revolver as well as fees associated with a delayed draw that remains unfunded are treated as a discount to the issuer’s term loan. Ongoing facility, commitment or other additional fees including, prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

Deferred Financing Costs: Deferred financing costs incurred by the Company in connection with the revolving credit facility, including arrangement fees, upfront fees and legal fees, are amortized on a straight-line basis over the term of the revolving credit facility.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2018

2. Significant Accounting Policies (continued)

Organization and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Member’s Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate Commitments for organization and offering costs in connection with the offering of the Units through the Closing Period. As of September 30, 2018, the Company has incurred $848,500 in organization costs, which were expensed as incurred and $806,410 of offering costs which are currently being accumulated on the Company’s Statement of Assets and Liabilities.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction-Type and Production-Type Contracts. This update is effective for fiscal years beginning after December 15, 2017. The Company adopted this ASU during the second quarter of fiscal 2018.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The amendments in this update makes improvements to the requirements for accounting for equity investments and simplify the impairment assessment of equity investments. For public entities this update is effective for fiscal years beginning after December 15, 2017. The Company adopted this ASU during the second quarter of fiscal 2018.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instrument —Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update provide a variety of technical corrections and improvements to how entities should account for financial instruments and shorten the amortization period for certain callable debt securities held at premium. For public entities, this update is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years beginning after June 15, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2018

3. Investment Valuations and Fair Value Measurements (continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of September 30, 2018:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$287,790,775	$287,790,775

Total Assets	$—	$—	$287,790,775	$287,790,775

The Company did not have any investments as of December 31, 2017.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2018:

	Debt	Total
Balance, July 1, 2018	$62,168,015	$62,168,015
Purchases*	235,918,421	235,918,421
Sales and paydowns of investments	(15,193,466)	(15,193,466)
Amortization of premium and accretion of discount, net	88,075	88,075
Net realized gains	149,940	149,940
Net change in unrealized appreciation/depreciation	4,659,790	4,659,790

Balance, September 30, 2018	$287,790,775	$287,790,775

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2018	$4,659,790	$4,659,790

*	Includes payments received in-kind

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2018

3. Investment Valuations and Fair Value Measurements (continued)

	Debt	Total
Balance, January 1, 2018	$—	$—
Purchases*	297,671,521	297,671,521
Sales and paydowns of investments	(15,193,466)	(15,193,466)
Amortization of premium and accretion of discount, net	95,579	95,579
Net realized gains	149,940	149,940
Net change in unrealized appreciation/depreciation	5,067,201	5,067,201

Balance, September 30, 2018	$280,790,775	$287,790,775

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2018	$5,067,201	$5,067,201

*	Includes payments received in-kind

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three and nine months ended September 30, 2018, the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2018:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$201,439,975	Income Method	Weighted Average Cost of Capital	7.7% to 11.1%	9.4%	Decrease
			Shadow Credit Rating	B+ to B-	N/A	Increase
Debt	$ 86,350,800	Income Method	Shadow Credit Rating	B to B-	N/A	Increase

Valuation Process: Oversight for determining fair value is the responsibility of the Board of the Company (with input from the Adviser and an external, independent valuation firm retained by the Company). The Company and the Adviser value the investments at fair value on a quarterly basis and whenever required by the Company’s operating agreement. The Company has engaged an external, independent valuation firm to assist the Board in determining the fair value of the Company’s investments for which market quotations are not readily available.

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

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2018

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

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2018

4. Agreements and Related Party Transactions (continued)

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

Administration Agreement: On September 25, 2018, the Company entered into an Amended and Restated Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”), which amended and restated the Admiration Agreement between the Company and the Administrator entered into on April 16, 2018. Under the Administration Agreement, the Administrator (or one or more delegated service providers) will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended; monitor the payment of the Company’s expenses; oversee the performance of administrative and professional services rendered to the Company by others; be responsible for the financial and other records that the Company is required to maintain; prepare and disseminate reports to Unitholders and reports and other materials to be filed with the SEC or other regulators; assist the Company in determining and publishing (as necessary or appropriate) its net asset value; oversee the preparation and filing of tax returns; generally oversee the payment of expenses; and provide such other services as the Administrator, subject to review of the Company’s board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator shall seek such reimbursement from the Company no more than once during any calendar year and shall only seek such reimbursement when all Company Expenses (as defined below) for such calendar year have been paid or accrued. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below) (which shall be borne by the Adviser), in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2018

4. Agreements and Related Party Transactions (continued)

financial and legal affairs for the Company, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the Investment Company Act of 1940, the Securities Exchange Act of 1934, as amended, and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units of the Company, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the investments of the Company and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business. Notwithstanding the foregoing, in the event of a Reorganization that results in a Public Company or an Extension Fund, including a Reorganization pursuant to which the Company becomes the Public Company or the Extension Fund, the fees, costs and expenses associated with any such restructuring, initial public offering, listing of equity securities or reorganization will be borne appropriately by the Public Company and the Extension Fund (and indirectly only by Unitholders that elect to become investors in the Public Company or the Extension Fund), as the case may be, and no others will directly or indirectly bear such fees, costs or expenses.

However, the Company will not bear (a) more than an amount equal to 10 basis points of investors’ aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through the date that is six months after the Initial Closing Date, as it may be extended by the Adviser, and (b) more than an amount equal to 12.5 basis points of aggregate Commitments computed annually for Company Expenses; provided, that, any amount by which actual annual expenses in (b) exceed the 12.5 basis point limit shall be carried over to the next year, without limitation, as additional expense until the earlier of the Reorganization or the dissolution of the Company, with any partial year assessed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the 12.5 basis point limit in (b), the following expenses shall be excluded and shall be borne by the Company as incurred without regard to the 12.5 basis point limit in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with the Company’s borrowings (including interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against the Company, out-of-pocket expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of the Company’s portfolio investments performed by the Company’s independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2018

4. Agreements and Related Party Transactions (continued)

action” positions or other guidance sought from a regulator pertaining to the Company, out-of-pocket costs and expenses relating to any Reorganization or liquidation of the Company, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, in no event will the Company carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the 12.5 basis point limit for more than three years from the date on which such expenses were reimbursed.

“Adviser Operating Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including the Company, in connection with maintaining and operating the Adviser’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than those incurred in maintaining fidelity bonds and indemnitee insurance policies), in furtherance of providing supervisory investment management services for the Company. Adviser Operating Expenses also includes any expenses incurred by the Adviser or its Affiliates in connection with the Adviser’s registration as an investment adviser under the Investment Advisers Act of 1940, as amended, or with its compliance as a registered investment adviser thereunder.

All Adviser Operating Expenses and all expenses of the Company that the Company will not bear will, as set forth above, will be borne by the Adviser or its affiliates.

5. Commitments and Contingencies

		September 30, 2018
Unfunded Commitments	Maturity / Expiration	Amount	Unrealized Losses
Hometown Food Company	August 2023	$3,587,518	$(25,113)
Unitek Acquisition, Inc.	August 2024	3,684,687	(33,162)

Total		$7,272,205	$(58,275)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2018, the Company is not aware of any pending or threatened litigation.

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

6. Member’s Capital

The Company’s Unit activity for the three and nine months ended September 30, 2018 is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Units at beginning of period	5,054,260	10
Units issued and committed	2,036,500	7,090,750

Units issued and committed at end of period	7,090,760	7,090,760

For the three and nine months ended September 30, 2018, the Company did not process any distributions and re-contributions.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2018

7. Credit Facility

On May 10, 2018, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) among the Company, as borrower, and Natixis, New York Branch (“Natixis”), as administrative agent and the committed lenders, conduit lenders and funding agents. The Credit Agreement provides for a revolving credit line (the “Credit Facility”) of up to $150 million (the “Maximum Commitment”), subject to the lesser of the “Borrowing Base” assets or the Maximum Commitment. The Borrowing Base assets equal the sum of a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “Available Commitment”). The Credit Facility is generally secured by the Borrowing Base assets.

The Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $1 billion. The maturity date of the Credit Agreement is May 10, 2021, unless such date is extended at the Company’s option no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%. On September 21, 2018, the Maximum Commitment increased from $150 million to $275 million.

The Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2018, the Company was in compliance with such covenants.

As of September 30, 2018, the Available Commitment and amounts outstanding under the Credit Agreement is $272.6 million and $243.4 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred financing costs of $2.0 million in connection with Credit Agreement. The Company recorded these costs as deferred financing costs on its Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of September 30, 2018, $1.8 million of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2018 was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Credit facility interest expense	$721,703	$766,776
Unused fees	56,683	107,638
Administrative fees	—	50,000
Amortization of deferred financing costs	105,882	160,946

Total	$884,268	$1,085,360

Weighted average interest rate	3.73%	3.71%
Average outstanding balance	$74,865,217	$51,042,361

8. Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act and has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. The Company elected to be taxed as a RIC in 2018. The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2018

8. Income Taxes (continued)

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of September 30, 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

September 30, 2018
Cost of investments for federal income tax purposes	$282,723,574
Unrealized appreciation	$5,067,201
Unrealized depreciation	$—
Net unrealized appreciation on investments	$5,067,201

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

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2018

9. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2018 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

For the Nine Months Ended September 30,
2018
Net Asset Value Per Unit (accrual base), Beginning of Period	$100.00
Income from Investment Operations:
Net investment loss(1)	(0.19)
Net realized and unrealized gain	0.73

Total from investment operations	0.54
Net Asset Value Per Unit (accrual base), End of Period	$100.54

Unitholder Total Return(2)(3)	5.2%

Unitholder IRR before incentive fees(4)	18.0%
Unitholder IRR after all fees and expenses(4)	14.2%

Ratios and Supplemental Data
Members’ Capital, end of period	$277,799,557
Units outstanding, end of period	7,090,760
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	8.56%
Expenses recaptured by Investment Adviser(3)	1.23%

Ratio of net expenses to average net assets(6)	9.79%
Ratio of financing cost to average net assets(3)	1.94%
Ratio of net investment loss before expense recapture to average net assets(5)	(1.59)%
Ratio of net investment loss to average net assets(6)	(3.24)%
Ratio of incentive fees to average net assets(7)	2.27%
Credit facility payable	$243,400,000
Asset coverage ratio	2.1
Portfolio turnover rate(3)	12.0%

(1)	Per unit data was calculated using the number of Units issued and outstanding as of September 30, 2018.
(2)

The Total Return for the nine months ended September 30, 2018 was calculated by taking the net income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(3)	Not annualized.
(4)

The Internal Rate of Return (IRR) since inception for the Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 18.0% through September 30, 2018. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 14.2%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(5)	Annualized except for organizational costs.
(6)	Annualized except for organizational costs and expenses recaptured by the Adviser.
(7)	Annualized.

TCW DIRECT LENDING VII LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2018

10. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that require recognition or disclosure in these financial statements other than those described below.

On October 18, 2018, the Company entered into additional subscription agreements with certain investors for the subscription of 3,581,500 Units of the Company for an aggregate offering price of $358,150,000.

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

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 22, 2018 and in this report.

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

Overview

We were formed on May 23, 2017 as a limited liability company under the laws of the State of Delaware. We are conducting a private offering of our common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

On December 29, 2017, we filed an election to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

On April 13, 2018, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of September 30, 2018, we have sold 7,090,760 Units for an aggregate offering price of $709,076,000. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per Unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

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

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided through the Investment Advisory and Management Agreement, dated December 29, 2017 (the “Advisory Agreement”), between the Company and the Adviser, and the Administration Agreement, dated December 29, 2017 (the “Administration Agreement”), between the Company and TCW Asset Management Company LLC, as administrator.

We, and indirectly our Unitholders, bear all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with our organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business. Notwithstanding the foregoing, in the event of a Reorganization that results in a Public Company or an Extension Fund, including a Reorganization pursuant to which the Company becomes the Public Company or the Extension Fund, the fees, costs and expenses associated with any such restructuring, initial public offering, listing of equity securities or reorganization will be borne appropriately by the Public Company and the Extension Fund (and indirectly only by Unitholders that elect to become investors in the Public Company or the Extension Fund), as the case may be, and no others will directly or indirectly bear such fees, costs or expenses.

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

“Adviser Operating Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including us, in connection with maintaining and operating the Adviser’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than those incurred in maintaining fidelity bonds and Indemnitee insurance policies), in furtherance of providing supervisory investment management services for us. Adviser Operating Expenses also includes any expenses incurred by the Adviser or its Affiliates in connection with the Adviser’s registration as an investment adviser under the Investment Advisers Act of 1940, as amended, or with its compliance as a registered investment adviser thereunder.

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

Investment Activity

As of September 30, 2018, our non-controlled/non-affiliated portfolio consisted of 8 debt investments. Based on fair values as of September 30, 2018, our non-controlled/non-affiliated portfolio was 100% invested in debt investments which were mostly senior secured, term loans.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of September 30, 2018:

Industry	Percent of Total Investments
Auto Components	17%
Commercial Services and Supplies	16%
Food Products	16%
Energy Equipment and Services	14%
Communications Equipment	12%
Household Durables	10%
Textiles, Apparel & Luxury Goods	9%
Construction and Engineering	6%

Total	100%

Interest income from non-controlled/non-affiliated investment was $2.6 million and $2.9 million for the three and nine months ended September 30, 2018, respectively. No interest income paid-in-kind was recognized during the three or nine months ended September 30, 2018.

Results of Operations

Our operating results for the three and nine months ended September 30, 2018 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Total investment income	$2,582,178	$2,940,808
Net expenses	3,016,539	4,300,117

Net investment loss	(434,361)	(1,359,309)
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	4,601,515	5,008,926

Net increase in Members’ Capital from operations	$4,317,094	$3,799,557

Total investment income

Total investment income for the three and nine months ended September 30, 2018 was $2.6 million and $2.9 million, respectively, all of which was interest income from non-controlled/non-affiliated investments.

Net investment loss

Net investment loss for the three and nine months ended September 30, 2018 was $0.4 million and $1.4 million, respectively. The net investment loss for the three and nine months ended September 30, 2018 is primarily attributable to costs incurred as we commenced operations and the recapture by the Adviser of previously reimbursed organizational and offering costs.

Operating expenses for the three months and nine months ended September 30, 2018 were as follows:

	For the three months ended September 30,	For the nine months ended September 30,
	2018
Expenses
Incentive fees	$949,889	$949,889
Interest and credit facility expenses	884,268	1,085,360
Management fees	592,305	690,446
Administrative fees	130,024	291,228
Professional fees	120,816	171,435
Directors’ fees	94,514	284,110
Organizational costs	—	94,700
Other expenses	41,073	41,073

Total expenses	$2,812,889	$3,608,241
Expense recaptured by the Investment Adviser	203,650	691,876

Net expenses	$3,016,539	$4,300,117

Our total operating expenses were $2.8 million and $3.6 million for the three and nine months ended September 30, 2018, respectively. Our operating expenses include management fees attributed to the Adviser of $0.6 million and $0.7 million for the three and nine months ended September 30, 2018, respectively. Operating expenses also include $0.9 million of incentive fees attributed to the Adviser for both the three and nine months ended September 30, 2018.

Net expenses include an expense recapture of $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively. The expense recapture during the three and nine months ended September 30, 2018 is primarily due to previously Adviser reimbursed organizational and offering costs.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three and nine months ended September 30, 2018 was $4.6 million and $5.0 million, respectively. Our net change in unrealized appreciation/depreciation for the three and nine months ended September 30, 2018 was entirely due to our commencement of operations and investment activity during the second quarter of fiscal 2018.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the three and nine months ended September 30, 2018 was $4.3 million and $3.8 million, respectively. The increase during the three and nine months ended September 30, 2018 is primarily attributable to the commencement and ramp up of operations which took place during the second quarter of fiscal year 2018.

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

As of September 30, 2018, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

September 30, 2018
Commitments	$709,076,000
Undrawn commitments	$435,076,000
Percentage of commitments funded	38.6%
Units	7,090,760

Natixis Credit Agreement

On May 10, 2018, we entered into a Revolving Credit Agreement (the “Credit Agreement”) among the Company, as borrower, and Natixis, New York Branch (“Natixis”), as administrative agent and the committed lenders, conduit lenders and funding agents. The Credit Agreement provides for a revolving credit line (the “Credit Facility”) of up to $150 million (the “Maximum Commitment”), subject to the lesser of (i) the “Borrowing Base” assets or (ii) the Maximum Commitment. The Borrowing Base assets equal the sum of a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “Available Commitment”). The Credit Facility is generally secured by the Borrowing Base assets.

The Maximum Commitment may be periodically increased in amounts designated us by us, up to an aggregate amount of $1 billion. The maturity date of the Credit Agreement is May 10, 2021, unless such date is extended at our option no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%. On September 21, 2018, the Maximum Commitment increased from $150 million to $275 million.

The Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2018, we were in compliance with such covenants.

As of September 30, 2018, the Available Commitment and amounts outstanding under the Credit Agreement is $272.6 million and $243.4 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. We incurred financing costs of $2.0 million in connection with the Credit Agreement. We recorded these costs as deferred financing costs on its Statements of Asset and Liabilities and they are being amortized over the life of the Credit Facility. As of September 30, 2018, $1.8 million of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2018 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Credit facility interest expense	$721703	$766,776
Unused fees	56,683	107,638
Administrative fees	—	50,000
Amortization of deferred financing costs	105,882	160,946

Total	$884,268	$1,085,360

Weighted average interest rate	3.73%	3.71%
Average outstanding balance	$74,865,217	$51,042,361

The Company had the following unfunded commitments and unrealized losses by investment as of September 30, 2018:

		September 30, 2018
Unfunded Commitments	Maturity / Expiration	Amount	Unrealized Losses
Hometown Food Company	August 2023	$3,587,518	$(25,113)
Unitek Acquisition, Inc.	August 2024	3,684,687	(33,162)

Total		$7,272,205	$(58,275)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At September 30, 2018, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2018, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2018 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$8,749,542	$7,403,417	$1,346,125
Up 200 basis points	5,833,028	4,935,611	897,417
Up 100 basis points	2,916,514	2,467,806	448,708
Down 100 basis points	(2,916,514)	(2,562,664)	(353,850)
Down 200 basis points	—	(4,996,664)	4,996,664
Down 300 basis points	—	(5,619,768)	5,619,768

ITEM 4.	CONTROLS AND PROCEDURES

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K that we filed with the SEC on March 22, 2018.

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a) Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on September 1, 2017)

3.2	Limited Liability Company Agreement, dated June 29, 2017 (incorporated by reference to Exhibit 3.2 to a registration on Form 10 filed on September 1, 2017)

3.3	Amended and Restated Limited Liability Company Agreement, dated October 2, 2017 (incorporated by reference to Exhibit 3.3 to a registration on Form 10 filed on October 16, 2017)

3.4	Second Amended and Restated Limited Liability Agreement, dated April 13, 2018 (incorporated by reference to Exhibit 3.4 to the registrant’s Amended Annual Report on Form 10-K/A filed on April 30, 2018)

3.5*	First Amendment to Revolving Credit Agreement, dated August 15,2018

3.6*	Third Amended and Restated Limited Liability Agreement, dated September 10, 2018

3.7*	Amended and Restated Administration Agreement, dated September 25, 2018

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VII LLC

Date: November 6, 2018	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 6, 2018	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer