Form 10-K
period 2018-12-31
TCW Direct Lending VII LLC
filed 2019-03-19
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Limited Liability Company Units

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2018, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 19, 2019 was 13,734,010.

Documents Incorporated by Reference

TCW Direct Lending VII LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2018, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

TCW DIRECT LENDING VII LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their financial and other business objectives;

•	competition with other entities and our affiliates for investment opportunities;

•

the impact of changing market conditions and lending standards on our ability to compete with other industry participants, including other business development companies, private and public funds, individual and institutional investors, and financial institutions for investment opportunities;

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•

the ability of The TCW Group, Inc. and its subsidiaries to attract and retain highly talented professionals that can provide services to the Adviser in its capacity as our investment adviser and administrator;

•

our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company (“BDC”) under the Investment Company Act of 1940 and the related tax implications;

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

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

“TCW Direct Lending VII LLC,” “Company,” “we,” “us,” and “our”refers to TCW Direct Lending VII LLC, a Delaware limited liability company.

The “Adviser” refers to TCW Asset Management Company LLC, a Delaware limited liability company.

ITEM 1. BUSINESS

Our Company

We were formed on May 23, 2017 as a limited liability company under the laws of the State of Delaware. We conducted a private offering of our common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

On August 18, 2017 (“Inception Date”), we sold and issued 10 Units at an aggregate purchase price of $1,000 to TCW Asset Management Company LLC (“TAMCO”), an affiliate of the TCW Group, Inc.,

On December 29, 2017, we filed an election to be regulated as a BDC under the 1940 Act. We elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

On April 13, 2018, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of December 31, 2018, we have sold 10,672,260 Units for an aggregate offering price of $1.1 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per Unit. The sale of the Units were made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

We commenced operations during the second quarter of fiscal year 2018.

We are a direct lending investment company that will seek to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the direct lending team of the Adviser (the “Direct Lending Team”), a group of investment professionals that uses the same investment strategy employed by the Direct Lending Team over the past 18 years.

During 2018, we formed two Delaware limited liability companies which each have a single member interest owned by the Company. We may make investments through additional wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the 1940 Act. These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. Our board of directors has oversight responsibility for our investment activities, including our investment in any subsidiary, and our role as sole shareholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as the Company. We would “look through” any such subsidiary to determine compliance with our investment policies.

Although we are primarily focused on investing in senior secured debt obligations, there may be occasions where our investments may be unsecured. We may also consider making an equity investment, in combination with a debt investment. Our investments will mostly be made in portfolio companies formed as corporations, partnerships and other business entities. Our typical investment commitment is expected to be between $25 million and $150 million. We currently expect to focus on portfolio companies in a variety of industries. While we intend to focus on investments in middle market companies, we may invest in larger or smaller companies. We will consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, debtor-in-possession (“DIP”) loans, bridge loans and Chapter 11 exits.

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

Because we intend to remain qualified as a RIC under the Code, our portfolio is subject to diversification and other requirements. In addition to those diversification requirements, we will not invest more than 10% of investors’ aggregate capital commitments to us through the Units (the “Commitments”) in any single portfolio company.

We borrow money from time to time, but do not intend to exceed a 1:1 debt-to-equity ratio, or such other maximum amount as may be permitted by applicable law. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred units issued by the Company (the “Preferred Units”) to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing Preferred Units would be borne by the holders of the Units (each, a “Unitholder”). See “Item 1A. Risk Factors—Borrowing Money.”

The Adviser

Our investment activities are managed by the Adviser. Subject to the overall supervision of our board of directors, the Adviser manages our day-to-day operations and provide investment advisory and management services to us pursuant to the investment management and advisory agreement (the “Advisory Agreement”) by and between the Adviser and us.

The Adviser is a Delaware limited liability company registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $191 billion of assets as of December 31, 2018. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with its four predecessor funds, TCW Direct Lending LLC and the Company, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

Our assets are managed by the Adviser’s Direct Lending Team. The Direct Lending Team joined the TCW Group in December 2012. The Direct Lending Team was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Direct Lending Team launched the Company as its seventh Direct Lending Fund. The Direct Lending Team is led by Richard Miller and currently includes a dedicated group of investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings. We employ the investment approach and strategy the Direct Lending Team developed and implemented over the past 18 years of investing in the middle markets. The investment approach of the Direct Lending Team is primarily to originate and invest in loans to middle market companies and generally focuses on the following:

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

The Direct Lending Team’s investment committee (the “Investment Committee”) evaluates and approves all investments by the Adviser. The Investment Committee process is intended to bring the diverse experiences and perspectives of the committee members to the analysis and consideration of every investment. The Investment Committee determines appropriate investment sizing, structure, pricing, and ongoing monitoring requirements for each investment, thus serving to provide investment consistency and adherence to the Adviser’s investment philosophies and policies. In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are also reviewed on a regular basis. The team’s investment professionals are encouraged to share information and views on credits with the Investment Committee early in their analysis. This process improves the quality of the analysis and enables the investment team members to work more efficiently. Each proposed transaction is presented to the Investment Committee for consideration in a formal written report. Each of our new investments, and the disposition or sale of each existing investment, must be approved by the Investment Committee.

The Adviser keeps our board of directors well informed as to the identity and title of each member of its Investment Committee and provides to the Company’s board of directors such other information with respect to such persons and the functioning of the Investment Committee and the Direct Lending Team as the board of directors may from time to time request.

The Investment Committee is composed of four members of the Direct Lending Team, three of whom will be recurring members. The fourth member will be a rotating member, who will be appointed on a transaction-by-transaction basis. The three recurring members of the Investment Committee are Richard T. Miller, Suzanne Grosso and James S. Bold. The fourth member of the Investment Committee will be appointed by Mr. Miller (or his successor) at his sole discretion with respect to each proposed investment. All three recurring members of the Investment Committee, together with Mark Gertzof, are referred to as “Key Persons” of the Company.

We expect to use the expertise of the members of the Investment Committee/Key Persons (including Mr. Miller, Ms. Grosso, Mr. Bold and Mr. Gertzof), and the Direct Lending Team to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that the relationships developed by the Direct Lending Team will enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Competition for Investment Opportunities.”

Investment Management and Advisory Agreement

On December 29, 2017, the Company entered into the Advisory Agreement with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless terminated earlier, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, we will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.”

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

The Company will pay to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.375% (i.e., 1.50% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of portfolio investments of the Company (including portfolio investments purchased with borrowed funds and other forms of leverage, such as Preferred Units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee payable for any partial month or quarter will be appropriately pro-rated. The “Commitment Period” of the Company began on the Initial Closing Date of April 13, 2018 and will end three years from the later of (a) the Initial Closing Date and (b) the date on which the Company first completes an investment. The Company completed its first investment on May 16, 2018. Accordingly, the Commitment Period will end on May 16, 2021. While the Management Fee will accrue from the Initial Closing Date, the Adviser intends to defer payment of such fee to the extent that such fee is greater than the aggregate amount of interest and fee income earned by the Company.

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

For purposes of calculating the Incentive Fee, aggregate contributions shall not include Earnings Balancing Contributions (as defined below) or Late-Closer Contributions (as defined below), and the distributions to Unitholders shall not include distributions attributable to Late-Closer Contributions. Earnings Balancing Contributions received by the Company will not be treated as amounts distributed to Unitholders for purposes of calculating the Incentive Fee. In addition if distributions to which a defaulting member otherwise would have been entitled have been withheld pursuant to Section 6.2.4 of the TCW Direct Lending VII LLC Agreement (the “LLC Agreement”), the amounts so withheld shall be treated for such purposes as having been distributed to such Defaulting Member. The amount of any distribution of securities made in kind shall be equal to the fair market value of those securities at the time of distribution determined pursuant to Section 13.4 of the LLC Agreement.

As provided in Section 10.5 of the LLC Agreement, in connection with a Reorganization as described below in “The Private Offering – Investor Optionality; Potential Reorganization,” in which Unitholders will be offered the opportunity to hold interests in the Public Fund, the Extension Fund or the Liquidating Company, an Incentive Fee will be payable by the Company (the “Reorganization Incentive Fee”). The Reorganization Incentive Fee will be calculated as of the Reorganization Date and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all of the Company’s investments were liquidated for their current value (but without taking into account any unrealized appreciation of any Portfolio Investment), and any unamortized deferred portfolio investment-related fees were deemed accelerated, (B) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (C) the remainder were distributed to Unitholders and paid as Incentive Fee in accordance with Section 6(a) of the Advisory Agreement. The Reorganization Incentive Fee will be paid pro rata by each Reorganized Entity (defined below) in accordance with the respective advisory agreement of each Reorganized Entity and, if applicable, the distribution procedures described in the organizational documentation of the relevant Reorganized Entity.

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

Administration Agreement

On December 29, 2017, the Company entered into the Administration Agreement (as subsequently amended and restated as of September 25, 2018, the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”) under which the Administrator (or one or more delegated service providers) will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended; monitor the payment of the Company’s expenses; oversee the performance of administrative and professional services rendered to the Company by others; be responsible for the financial and other records that the Company is required to maintain; prepare and disseminate reports to Unitholders and reports and other materials to be filed with the SEC or other regulators; assist the Company in determining and publishing (as necessary or appropriate) its net asset value; oversee the preparation and filing of tax returns; generally oversee the payment of expenses; and provide such other services as the Administrator, subject to review of the Company’s board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator shall seek such reimbursement from the Company no more than once during any calendar year and shall only seek such reimbursement when all Company Expenses (as defined below) for such calendar year have been paid or accrued. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below) (which shall be borne by the Adviser), in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the financial and legal affairs for the Company, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the Investment Company Act of 1940, the Securities Exchange Act of 1934, as amended, and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other personnel (including employees and secretarial and other staff of the Administrator) to the extent they are devoted to preparing the Company’s consolidated financial statements or tax returns or providing similar “back office” financial services to the Company;

(v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the investments of the Company and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business. However, in the event of a Reorganization that results in a Public Fund or an Extension Fund, including a Reorganization pursuant to which the Company becomes the Public Fund or the Extension Fund, the fees, costs and expenses associated with any such restructuring, initial public offering, listing of equity securities or reorganization will be borne appropriately by the Public Fund and the Extension Fund (and indirectly only by Unitholders that elect to become investors in the Public Fund or the Extension Fund), as the case may be, and no others will directly or indirectly bear such fees, costs or expenses.

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

“Adviser Operating Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including the Company, in connection with maintaining and operating the Adviser’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than those incurred in maintaining fidelity bonds and indemnitee insurance policies), in furtherance of providing supervisory investment management services for the Company. Adviser Operating Expenses include any expenses incurred by the Adviser or its affiliates in connection with the Adviser’s registration as an investment adviser under the Investment Advisers Act of 1940, as amended, or with its compliance as a registered investment adviser thereunder.

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

License Agreement

We entered into a license agreement (the “License Agreement”) with an affiliate of the Adviser on April 13, 2018, pursuant to which we were granted a non-exclusive license to use the name “TCW”. Under the License Agreement, we have a right to use the “TCW” name and logo for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “TCW” name or logo.

Competition

We compete for investments with a number of business development companies and other investment funds (including private equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks that underwrite initial public offerings, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act and the Code impose on us as a BDC and a RIC.

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

The Private Offering

In connection with its subscription for Units, each of our investors made a Commitment to us and received one Unit for every one hundred dollars of such investor’s accepted Commitment (for example, an investor making a Commitment of $200 million was issued two million Units). Each Unit was issued for a purchase price of $0.01 per Unit (the “Original Issuance Price”) and obligates the Unitholder to make additional future capital contributions of $99.99. The amount that remains to be drawn down with respect to a Unit is referred to as that Unit’s “Undrawn Commitment.”

Each investor entered into a subscription agreement in connection with its Commitment (a “Subscription Agreement”). The Subscription Agreement sets forth, among other things, the terms and conditions upon which the investors purchased Units, the circumstances under which we may draw down capital from investors, certain covenants that all investors agreed to, and the remedies available to us in the event that an investor defaults on its obligation to make capital contributions. In addition, the Subscription Agreement includes an Investor Suitability Questionnaire designed to ensure that all investors are “qualified purchasers” as defined in the 1940 Act, and also are either (i) “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act, or (ii) in the case of Units sold outside the United States, persons that are not “U.S. persons” in accordance with Regulation S under the Securities Act.

Closing Period

On April 13, 2018, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. After the Initial Closing Date, we held a limited number of additional closings at which we issued Units. The additional closings occurred during the 180-day period following the Initial Closing Date and that the period during which Units are being offered (the “Closing Period”) was set to terminate upon the six-month anniversary of the Initial Closing Date. However, the Adviser, in its sole discretion, extended the Closing Period until January 14, 2019. Each investor who participated in a closing following the Initial Closing Date (a “Later-Closing Investor”) were issued Units in exchange for the Original Issuance Price and were required to contribute to us in respect of each Unit newly issued to such investor:

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

As of December 31, 2018, we have sold 10,672,260 Units for an aggregate offering price of $1.1 billion.

Commitment Period

The “Commitment Period” of the Company began on the Initial Closing Date and will end on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date on which the Company first completed an investment.

The Commitment Period is subject to termination upon the occurrence and continuance of a Key Person Event, defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Mr. Miller and one or more of Ms. Grosso, Mr. Gertzof or Mr. Bold (each of such four persons, a “Key Person”) fail to devote substantially all of their business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that co-invest or potentially co-invest with the Company, on a combined basis (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Bold all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided, that, if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition of “Key Person Event” will be amended to take into account such successor. Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated by the last sentence of this paragraph, the Commitment Period shall be automatically terminated upon such Key Person Event. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided, that, such replacement has been approved by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). If such replacement(s) end the occurrence of a Key Person Event, the Commitment Period will automatically be reinstated.

If, during the Commitment Period, any Key Person shall fail to devote substantially all of his or her business time to the investment activities of the Company and the Related Entities other than as a result of a temporary disability (the occurrence of such event, a “Key Person Departure”), The Company shall provide written notice to Unitholders of such Key Person Departure within 30 days of the date of such Key Person Departure.

If a Key Person Departure occurs during the Commitment Period and the Adviser determines to replace such Key Person, the Company shall obtain the approval of such replacement by a majority in interest of the Unitholders no later than the date of the Company’s next annual meeting; provided that the Company may, in its discretion, determine to obtain the approval of such replacement no later than 90 days after the date that the Adviser informs the Company of its proposed replacement of the Key Person.

If the Company fails to obtain approval of a replacement of a Key Person following a Key Person Departure as provided the paragraph above, then notwithstanding anything herein, the Key Person Departure shall be permanent and the Adviser shall not be permitted to replace such Key Person.

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

The Reorganization may be effected in a number of different ways, and any transaction(s), if any, ultimately selected will depend upon applicable legal, tax and other relevant considerations at the time of the Reorganization. Among the possible structures that may be utilized to effect the Reorganization are the following: (A) Unitholders of the Company are offered an opportunity to elect (i) to exchange their Units for interests in one or more wholly owned subsidiaries of the Company or interests in one or more newly formed entities, each of which will become a Reorganized Entity and will hold an appropriate share of the assets and liabilities of the Company, or (ii) to retain their interests in the Company which will become a Reorganized Entity and will hold an appropriate share of the assets and liabilities of the Company; (B) the Company or a subsidiary thereof merges with one or more entities in a transaction or transactions resulting in Unitholders having the option to receive interests in any Reorganized Entity offered as part of the Reorganization; or (C) a structure yet to be determined that would be designed to result in Unitholders of the Company having the option to effectively exchange their interests in the Company for interests in any Reorganized Entity offered as part of the Reorganization. In order to effect any of these or other transactions to offer Unitholders optionality, we expect that we would, among other things, transfer a portion of the assets and liabilities of the Company to one or more separate entities (which may be wholly owned subsidiaries of the Company) that will become the Reorganized Entities, and thereafter provide Unitholders the opportunity to own interests in such new entities in exchange for all or some of their Units. The portion of assets and liabilities so transferred will be determined based on the portion of Unitholders that have elected to invest in each Reorganized Entity. Because the Adviser intends to manage each of the Public Fund and the Extension Fund, and also intends to manage any Liquidating Company, to the extent the 1940

Act continues to prohibit entities under common control from engaging in certain transactions at the time of the Reorganization, the Company will be required to obtain exemptive and/or no-action relief from the SEC in order to transfer assets to the Public Fund and the Extension Fund, and may require such relief to transfer assets to the Liquidating Company. It is possible that our board of directors may elect to pursue a Reorganization with only two investment options, the Liquidating Company and either the Public Fund or the Extension Fund. There can be no assurance that the Company will be able to obtain any required exemptive and/or no-action relief from the SEC or that our board of directors will authorize the Reorganization. If the Company does not obtain any required exemptive and/or no-action relief, or if our board of directors determines not to proceed with the Reorganization, then the Company will continue its operations in the manner otherwise set forth in this Annual Report on Form 10-K.

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

We are subject to periodic examination by the SEC for compliance with the 1940 Act.

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

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either stockholder approval or approval of the “required majority”, as such term is defined in Section 57(o) of the Investment Company Act), certain disclosure requirements and, in the case of a BDC that is not an issuer of common equity securities that are listed on a national securities exchange, such as the Company, the requirement that the BDC must extend to each person that is a stockholder as of the date of an approval described above the opportunity (which may include a tender offer) to sell the securities held by that stockholder as of that applicable approval date, with 25% of those securities to be repurchased in each of the four calendar quarters following the calendar quarter in which that applicable approval date takes place. We have not sought or obtained approval, and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a) of the 1940 Act. As of December 31, 2018, our asset coverage for borrowed amounts was 233.8%.

Code of Ethics

We and the Adviser have each adopted a code of ethics of the Adviser (the “Code of Ethics”) pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, which establish procedures for personal investments and restricts certain transactions. The Code of Ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. You may obtain copies of the Code of Ethics by written request addressed to the following: Jeffrey Engelsman, Chief Compliance Officer, 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017.

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

Proxy Voting Policies and Procedures

We delegate our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser and our Independent Directors, and, accordingly, are subject to change.

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

Reporting Obligations

In order to be regulated as a BDC under the 1940 Act, we are required to register a class of equity securities under the 1934 Act. As a result, we have filed a Registration Statement for our Units with the SEC under the 1934 Act. We are required to file annual reports, quarterly reports and current reports with the SEC. This information is available on the SEC’s website at www.sec.gov.

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

Regulated Investment Company Classification

As a BDC, we elected, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our Unitholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment, we must distribute to our Unitholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

Lack of Operating History. We commenced operations in 2018 and have limited performance history. Past performance, including the past performance of the prior Direct Lending Funds or other investment entities and accounts managed by the Adviser, is not necessarily indicative of our future results.

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

Dependence on Key Personnel and Other Management. Unitholders have no right or power to participate in the management of the Company and may not receive detailed financial information regarding investments that is available to the Adviser. An investor in the Company must rely upon the ability of the Adviser (including the Direct Lending Team and other investment professionals of the Adviser) to identify, structure and implement investments consistent with our investment objectives and policies. Accordingly, our success is dependent on the Adviser’s ability to retain and motivate highly qualified professionals. The loss of services of Mr. Richard Miller, Ms. Suzanne Grosso, Mr. Mark Gertzof and/or Mr. Jim Bold during the Commitment Period could have an adverse effect on our business, financial condition or results of operations. Our future success also depends on the Adviser’s ability to identify, hire, train and retain other highly qualified and experienced investment and management professionals. Competition for such professionals is significant, and there can be no assurance that the Adviser will be able to attract or retain other highly qualified professionals in the future. The inability of the Adviser to attract and retain such professionals could have a material adverse effect upon our business, financial condition or results of operations.

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

Disruption and Instability in Capital Markets. The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, uncertainty related to the partial U.S. government shutdown in December 2018 and January 2019, U.S. trade policies and the referendum by British voters to exit the European Union (“Brexit”) in June 2016 and the United Kingdom’s subsequent invocation of Article 50 of the Treaty on the European Union in March 2017 have led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, to the extent that recessionary conditions return, the financial results of small to mid-sized companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in:

•	our receipt of a reduced level of interest income from our portfolio companies;

•	decreases in the value of collateral securing some of our loans and the value of our equity investments; and

•	ultimately, losses or change-offs related to our investments.

Uncertainty About Financial Stability. Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. Also, to the extent uncertainty regarding any economic recovery in Europe and Brexit continue to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in 2017 and 2018, the Federal Reserve has raised the target range for the federal funds rate. If key economic indicators, such as the unemployment rate or inflation, continue to show signs of improvement, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

As a result of the 2018 U.S. election, the Republican Party currently controls the executive branch of government and the Senate, while the Democratic Party controls the House. This political division between the Senate and House makes it unclear what legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

Economic Recessions or Downturns. Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net investment income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

Changes to U.S. Tariff and Import/Export Regulations. There has been ongoing discussion and commentary regarding potential, significant changes to U.S. trade policies, treaties and tariffs, resulting in significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Interest Rate Risk. In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding debt securities generally fall, and they may sell at a discount from their face amount. We expect that our debt investments will generally have adjustable interest rates. For that reason, the Adviser expects that when interest rates change, the amount of interest we receive in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates.

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

Effect of Fees and Expenses on Returns. We pay Management Fees and Incentive Fees to the Adviser and generally bear our other Company Expenses. Generally, other than the Incentive Fee, fees and expenses will be paid regardless of whether we produce positive investment returns. The fees and expenses will reduce the actual returns to Unitholders, the distributions we make to Unitholders, and the overall value of the Unitholders’ investment. In addition, because the Management Fees payable by us to the Adviser will be calculated based on average gross assets of the Company on a consolidated basis, including the amortized cost of portfolio investments purchased with borrowed funds and other forms of leverage, the Adviser may be incentivized to use leverage, but will not utilize more than is permitted by applicable law or regulation. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of the Units.

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

Regulations Governing our Operation as a BDC. We may issue debt securities or Preferred Units and/or borrow money from banks or other financial institutions, which are collectively referred to herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act currently in force, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% as described below under “—New Legislation Permitting Additional Leverage”) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Also, any amounts that we use to service our indebtedness would not be available for distributions to our Unitholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

If we issue Preferred Units, the Preferred Units would rank “senior” to the Units in our capital structure, the Preferred Unitholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of the Unitholders.

Borrowing Money. The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in the Company. Subject to the borrowing limitation imposed on us by the 1940 Act, the Company and any wholly owned subsidiary of the Company has and may continue to borrow from or issue senior debt securities to banks, insurance companies and other lenders. Our lenders will have fixed dollar claims on our assets that are superior to the claims of the Unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which will include all of our borrowings and any Preferred Units that we may issue in the future, of at least 200% (or 150% as described below under “—New Legislation Permitting Additional Leverage”). If this ratio declines below 200%, we may not be able to incur additional debt, which could have a material adverse effect on our operations. The amount of leverage that we employ will depend on the Adviser’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that we will be able to obtain credit at all or on terms acceptable to us.

In addition, any existing or future debt facilities into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. In particular, it is anticipated that the credit facility would contain certain financial covenants, which may include requiring us to maintain a minimum amount of equity supporting the credit facility or comply with certain collateral quality and coverage tests.

New Legislation Permitting Additional Leverage. As a BDC, under the Investment Company Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% or, if certain requirements, which are described below, are met, 150%.

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either stockholder approval or approval of the “required majority”, as such term is defined in Section 57(o) of the Investment Company Act), certain disclosure requirements and, in the case of a BDC that is not an issuer of common equity securities that are listed on a national securities exchange, such as the Company, the requirement that the BDC must extend to each person that is a stockholder as of the date of an approval described above the opportunity (which may include a tender offer) to sell the securities held by that stockholder as of that applicable approval date, with 25% of those securities to be repurchased in each of the four calendar quarters following the calendar quarter in which that applicable approval date takes place. As a result, BDCs may be able to incur additional indebtedness in the future, and the risks associated with an investment in BDCs may increase.

Obligations of Unitholders Relating to Credit Facilities. If the Company or any of its subsidiaries enters into a credit facility, we may grant security over and transfer our right to drawdowns of capital from investors to our lenders or other creditors. Unitholders are required to fund drawdowns up to the amount of their respective Undrawn Commitments if an event of default under a credit facility or any other borrowing agreement occurs in order to repay any indebtedness of the Company or any of its subsidiaries, and the payment by a Unitholder of any such amounts that have become due and payable by the Company out of such Unitholder’s Undrawn Commitment may be a condition to the effectiveness of (i) any transfer, withdrawal, termination or reduction of Commitments of such Unitholder or (ii) such Unitholder’s ability to cease funding its Commitment.

Failure to Qualify as a RIC. We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code. To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to the Unitholders on an annual basis. Because we have incurred debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to qualify as a RIC, or to prevent the loss of such qualification after becoming a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. In addition, we may have difficulty satisfying the diversification requirements after the Commitment Period as we liquidate our portfolio since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to the Unitholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and the Unitholders. See “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.”

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

Although the Company benefits from exemptive relief obtained from the SEC by the Adviser and other funds advised by the Adviser to engage in certain “joint” transactions, the relief is limited and subject to certain conditions. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or controls us (such as the Adviser) or certain of that person’s affiliates (such as other investment funds managed by the Adviser), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by the Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. In situations where we cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us and such other investment funds on an alternating basis. Therefore, there can be no assurance that we will be able to participate in all investment opportunities identified by the Adviser that are suitable for us.

Effect of BDC and RIC Rules on Investment Strategy. Our having to comply with the various rules necessary to remain qualified as a BDC and a RIC could adversely impact the implementation of our investment strategy and thus reduce returns to investors. For example, the diversification requirements imposed by the RIC rules could, in certain situations, preclude us from making certain investments.

No Registration; Limited Transferability of Units. The Units were offered without registration under the Securities Act or any other laws of applicable jurisdictions. All dispositions and transfers of the Units shall be made pursuant to an effective registration statement or in accordance with an exemption from registration contained in the Securities Act. Unitholders will not be permitted to transfer their Units unless (i) we and, if required by our lending arrangements, our lenders give consent and (ii) the Transfer is made in accordance with applicable securities laws. Furthermore, the transferability of the Units may be subject to certain restrictions contained in the Subscription Agreement and the LLC Agreement and may be affected by restrictions on resale imposed under U.S. federal, U.S. state or another jurisdiction’s securities laws. A public market does not currently exist for the Units and one is not expected to develop. Withdrawal from an investment in the Units will not generally be permitted. In light of the restrictions imposed on any such transfer and in light of the limitations imposed on a Unitholder’s ability to withdraw all or part of its investment in Units, an investment in the Units should be viewed as illiquid and subject to high risk.

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

Changes to or Discontinuation of LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. It is possible that banks will not continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments.

If LIBOR ceases to exist, we may need to renegotiate some of our credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.

Dependence on Information Systems and Systems Failures. Our business is highly dependent on the communications and information systems of the Adviser, its affiliates and third parties. Further, in the ordinary course of our business we or the Adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results.

Cybersecurity Risks and Cyber Incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships.

This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The costs related to cybersecurity incidents may not be fully insured or indemnified. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Adviser and third-party service providers, and the information systems of our portfolio companies. We, our Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business (including, but not limited to, service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which we invest) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships to allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, REALTED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

On April 13, 2018, the Company began accepting subscription agreements from investors for the private sale of its Units. The Company continued to enter into subscription agreements since that date through the final closing date of January 14, 2019. Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Unit upon at least ten business days’ prior written notice to the Unitholders. The issuance of the Units pursuant to these subscription agreements and any draw by the Company under the related Commitments is expected to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and Rule 506(c) of Regulation D thereunder.

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth our consolidated selected financial data for the year ended December 31, 2018 and the period from August 18, 2017 (“Inception”) to December 31, 2017. The selected consolidated income statement data for the year ended December 31, 2018 and the balance sheet and other data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K and our SEC filings.

We commenced operations during the second quarter of fiscal 2018.

The selected financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K (dollar amounts in thousands except unit data):

Year December 31,
2018
Statement of Operations Data
Income
Total investment income	$13,132
Expenses
Net expenses	8,409

Net investment income	4,723
Net realized gain on non-controlled/non-affiliated investments	1,239
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	3,575

Net increase in Members’ Capital from operations	$9,537

Earnings per unit	$0.89

	Year Ended December 31,
	2018	2017
	(dollar amounts in thousands, except unit data)
Balance Sheet Data
Cash and cash equivalents	$160,995	$1
Non-controlled/non-affiliated investments	540,533	—
Total assets	706,892	1,613
Total debt	300,000	—
Total liabilities	305,488	1,612
Total Members’ Capital	401,404	1
Net asset value per unit, End of year/period	$100.23	$100.00
Other Data
Number of portfolio companies at year-end	16	—
Common Unitholder Total Return (1)	5.6%	—%
Weighted-average yield of debt and income producing securities (2)	10.1%	—%
Fair value of debt investments as a percentage of principal	98.5%	—%

(1)

Common Unitholder Total Return for the period ended December 31, 2018 was calculated by taking the net investment income of the Company for the period divided by the weighted average contributions from the members during the period. The return is net of management fees and expenses.

(2)	Weighted average yield is calculated using the par outstanding and excludes income collected from borrowers on unfunded commitments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page ii of this annual report. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to refer to TCW Direct Lending VII LLC.

Overview

We were formed on May 23, 2017 as a limited liability company under the laws of the State of Delaware. During 2017 and 2018, we conducted a private offering of our common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

On December 29, 2017, we filed an election to be regulated as a BDC under the 1940 Act. We intend to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. We are required to meet the minimum distribution and other requirements for RIC qualification. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

On April 13, 2018, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of December 31, 2018, we have sold 10,672,260 Units for an aggregate offering price of $1.1 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per Unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

We commenced operations during the second quarter of fiscal year 2018.

During 2018, we formed two Delaware limited liability companies which each have a single member interest owned by us.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. The historical investment philosophy, strategy and approach of the direct lending team of the Adviser (the “ Direct Lending Team”) has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Direct Lending Team to originate a significant amount of investments for us with PIK interest features, from time to time we may make investments that contain such features. We may have investments with PIK interest features in limited circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We will also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments will mostly be in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through a joint venture partnership or other special purpose vehicle (each an “Investment Vehicle”). While we intend to invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided through the Administration Agreement and the Advisory Agreement.

We, and indirectly our Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with our organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our consolidated financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other personnel (including employees and secretarial and other staff of the Administrator) to the extent they are devoted to preparing our consolidated financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business. However, in the event of a Reorganization that results in a Public Fund or an Extension Fund, including a Reorganization pursuant to which the Company becomes the Public Fund or the Extension Fund, the fees, costs and expenses associated with any such restructuring, initial public offering, listing of equity securities or reorganization will be borne appropriately by the Public Fund and the Extension Fund (and indirectly only by Unitholders that elect to become investors in the Public Fund or the Extension Fund), as the case may be, and no others will directly or indirectly bear such fees, costs or expenses.

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

“Adviser Operating Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including us, in connection with maintaining and operating the Adviser’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than those incurred in maintaining fidelity bonds and Indemnitee insurance policies), in furtherance of providing supervisory investment management services for us. Adviser Operating Expenses include any expenses incurred by the Adviser or its affiliates in connection with the Adviser’s registration as an investment adviser under the Investment Advisers Act of 1940, as amended, or with its compliance as a registered investment adviser thereunder.

All Adviser Operating Expenses and all our expenses that we will not bear, as set forth above, will be borne by the Adviser or its affiliates.

In connection with borrowings, our lenders require us to pledge assets, Commitments and/or the right to draw down on Commitments. In this regard, the Subscription Agreement contractually obligates each of our investors to fund their respective Commitments in order to pay amounts that may become due under any borrowings or other financings or similar obligations.

We expensed organization costs totaling $740 (net of $380 in Adviser reimbursement) since our inception through December 31, 2018. Offering costs totaling $633 (net of $324 in Adviser reimbursement) was charged directly to Members’ Capital on December 31, 2018. We did not bear more than an amount equal to 10 basis points of the aggregate capital commitments for organization and offering expenses.

Critical Accounting Policies

Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value and approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

Fair Value Hierarchy: Assets and liabilities are classified by us based on valuation inputs used to determine fair value into three levels:

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

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Investment Activity

As of December 31, 2018, our non-controlled/non-affiliated portfolio consisted of 20 debt investments and one equity investment. Based on fair values as of December 31, 2018, our non-controlled/non-affiliated portfolio was 99.7% invested in debt investments which were mostly senior secured, term loans. The remaining 0.3% represented our equity investment.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of December 31, 2018:

Industry	Percent of Total Investments
Textiles, Apparel & Luxury Goods	11%
Media	10%
Personal Products	10%
Metals & Mining	9%
Electronic Equipment, Instrument & Components	9%
Food Products	8%
Energy Equipment and Services	7%
Information Technology Services	6%
Communications Equipment	6%
Commercial Services and Supplies	5%
Aerospace & Defense	5%
Household Durables	5%
Auto Components	5%
Construction and Engineering	4%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind was $13.1 million for the year ended December 31, 2018.

Our operating results for the year ended December 31, 2018 were as follows (dollar amounts in thousands):

Year Ended December 31,
2018
Total investment income	$13,132
Net expenses	8,409

Net investment income	4,723
Net realized gain on non-controlled/non-affiliated investments	1,239
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	3,575

Net increase in Members’ Capital from operations	$9,537

Total investment income

Total investment income for the year ended December 31, 2018 was $13.1 million, all of which was interest income from non-controlled/non-affiliated investments.

Net investment income

Net investment income for the year ended December 31, 2018 was $4.7 million and is primarily attributable to the ramp up of operations during the year, most of which occurred during the fourth quarter of fiscal 2018.

Operating expenses for the year ended December 31, 2018 were as follows (dollar amounts in thousands):

For the Year Ended December 31,
2018
Expenses
Interest and credit facility expenses	$3,582
Management fees	2,356
Professional fees	726
Administrative fees	467
Directors’ fees	381
Organization costs	366
Other expenses	79

Total expenses	$7,957
Expense recaptured by the Investment Adviser	452

Net expenses	$8,409

Our total operating expenses were $8.0 million for the year ended December 31, 2018, which include management fees attributed to the Adviser of $2.4 million.

Net expenses include an expense recapture of $0.5 million for the year ended December 31, 2018. The expense recapture during the year is primarily due to organizational and offering costs which were previously reimbursed by the Adviser.

Net realized gain on non-controlled/non-affiliated investments

Our net realized gain on non-controlled/non-affiliated investments for year ended December 31, 2018 was $1.2 million and is primarily due to our term loans to VPI Aware Topco, LLC and Shipston Group U.S Inc. which recognized realized gains of $0.7 million and $0.2 million, respectively.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for year ended December 31, 2018 was $3.6 million and is primarily due to our term loans to VPI Aware Topco, LLC, Winsight, LLC and Navistar Defense, LLC which collectively recognized $2.4 million in unrealized appreciation during the year.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the year ended December 31, 2018 was $9.5 million and is primarily attributable to the commencement and ramp up of operations which began during the second quarter of fiscal year 2018.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2018, we sold 10,672,260 Units for an aggregate offering price of $1.1 billion in offerings exempt from registration under the Securities Act. We also commenced operations during the second quarter of fiscal year 2018. We generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of December 31, 2018, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

December 31, 2018
Commitments	$1,067,226
Undrawn commitments	$668,226
Percentage of commitments funded	37.4%
Units	10,672,260

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

The Maximum Commitment may be periodically increased in amounts designated by us, up to an aggregate amount of $1 billion. The maturity date of the Credit Agreement is May 10, 2021, unless such date is extended at our option no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%. On September 21, 2018, the Maximum Commitment increased from $150 million to $275 million. Further, on November 5, 2018, the Maximum Commitment increased from $275 million to $400 million.

The Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2018, we were in compliance with such covenants.

As of December 31, 2018, the Borrowing Base assets were less than the Maximum Commitment; accordingly, the Available Commitment and amounts outstanding under the Credit Agreement were $355.0 million and $300.0 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and the Credit Facility terms and conditions. We incurred financing costs of $3.0 million in connection with the Credit Agreement. We recorded these costs as deferred financing costs in our Consolidated Statements of Asset and Liabilities and they are being amortized over the life of the Credit Facility. As of December 31, 2018, $2.5 million of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the year ended December 31, 2018 were as follows (dollar amounts in thousands):

Year Ended Ended December 31,
2018
Credit facility interest expense	$2,821
Unused fees	201
Administrative fees	50
Amortization of deferred financing costs	510

Total	$3,582

Weighted average interest rate	2.52%
Average outstanding balance	$111,456

A summary of our contractual payment obligations as of December 31, 2018 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – December 31, 2018	$400,000	$300,000	$55,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized losses by investment as of December 31, 2018 (dollar amounts in thousands):

		December 31, 2018
Unfunded Commitments	Maturity / Expiration	Amount	Unrealized Losses
Hometown Food Company	August 2023	$5,881	$77
Encompass Digital Media, Inc.	September 2023	2,167	30
SMTC Corporation	May 2019	3,902	144
Winsight, LLC	November 2023	2,217	16
Winsight, LLC	November 2021	18,842	132

Total		$33,009	$399

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At December 31, 2018, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2018, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2018 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$21,158	$9,125	$12,033
Up 200 basis points	14,105	6,083	8,022
Up 100 basis points	7,053	3,042	4,011
Down 100 basis points	(8,536)	(3,170)	(5,366)
Down 200 basis points	(3,487)	(6,170)	2,683
Down 300 basis points	(3,491)	(7,729)	4,238

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See the audited consolidated financial statements set forth herein commencing on page F-1 of this Annual Report on Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in

Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018,

based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2018, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) List separately all financial statements filed

The consolidated financial statements included in this Annual Report on Form 10-K are listed on page F-1 and commence on page F-3.

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on September 1, 2017)

3.2	Limited Liability Company Agreement, dated June 29, 2017 (incorporated by reference to Exhibit 3.2 to a registration on Form 10 filed on September 1, 2017)

3.3	Amended and Restated Limited Liability Company Agreement, dated October 2, 2017 (incorporated by reference to Exhibit 3.3 to a registration on Form 10 filed on October 16, 2017)

3.4	Third Amended and Restated Limited Liability Company Agreement, dated as of September 10, 2018 (incorporated by reference to Exhibit 3.6 to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2018).

3.5	Fourth Amended and Restated Limited Liability Company Agreement, dated as of January 14, 2019 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 18, 2019).

10.1	Investment Advisory and Management Agreement dated December 29, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2018).

10.2	Administration Agreement dated December 29, 2017, by and between TCW Direct Lending VII LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 3, 2018).

10.3	Amended and Restated Administration Agreement, dated as of September 25, 2018, between TCW Direct Lending VII LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 3.7 to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2018).

10.4	Revolving Credit Agreement, dated as of May 10, 2018, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 14, 2018).

10.5	Credit and Security Agreement, dated as of January 29, 2019, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 4, 2019).

21.1*	Subsidiaries of TCW Direct Lending VII LLC

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

ITEM 16. Form	10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VII LLC

Date: March 19, 2019	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2019	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Date: March 19, 2019	By:	/s/ Laird R. Landmann
Laird R. Landmann
Director

Date: March 19, 2019	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 19, 2019	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 19, 2019	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 19, 2019	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 19, 2019	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer
(Principal Financial Officer)

TCW Direct Lending VII LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending VII LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of TCW Direct Lending VII LLC (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and changes in member’s capital for the year ended December 31, 2018, and for the period from August 18, 2017 (inception) to December 31, 2017, the consolidated statement of cash flows for the year ended December 31, 2018, and the financial highlights for the year ended December 31, 2018, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and changes in member’s capital for the year ended December 31, 2018, and for the period from August 18, 2017 (inception) to December 31, 2017, the statement of cash flows and the financial highlights for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2018, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 19, 2019

We have served as the Company’s auditor since 2017.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Aerospace & Defense
	Navistar Defense, LLC	12/31/18	Term Loan B - 8.78% (LIBOR + 6.25%, 1.50% Floor)	7.1%	28,594,286	12/29/23	27,792,057	28,594,286

				7.1%	28,594,286		27,792,057	28,594,286

Auto Components
	Shipston Group U.S. Inc.(1)	09/28/18	Term Loan - 8.64% (LIBOR + 6.25%, 1.25% Floor)	6.4%	26,036,788	09/28/23	25,629,158	25,672,273

				6.4%	26,036,788		25,629,158	25,672,273

Commercial Services & Supplies
	Production Resource Group, LLC(1)	08/21/18	Term Loan - 9.65% (LIBOR + 7.00%, 1.00% Floor)	7.2%	29,989,286	08/21/24	29,144,195	28,789,714

				7.2%	29,989,286		29,144,195	28,789,714

Communications Equipment
	AVI-SPL, Inc.	05/27/18	Third Additional Term Loan - 8.23% (LIBOR + 5.88%, 1.00% Floor)	8.1%	32,971,189	04/27/21	32,841,540	32,608,506

				8.1%	32,971,189		32,841,540	32,608,506

Construction & Engineering
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 8.02% (LIBOR + 5.50%, 1.00% Floor)	0.9%	3,675,476	08/20/24	3,675,476	3,609,317
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 8.02% (LIBOR + 5.50%, 1.00% Floor)	4.5%	18,377,379	08/20/24	17,950,141	18,046,586

				5.4%	22,052,855		21,625,617	21,655,903

Electronic Equipment, Instruments & Components
	SMTC Corporation(2),(3)	11/08/18	Term Loan A - 10.50% (PRIME + 5.00%, 4.75% Floor)	9.3%	39,020,690	11/01/23	37,064,419	37,264,758
	SMTC Corporation(2),(3)	11/08/18	Term Loan B - 14.00% (PRIME + 8.50%, 4.75% Floor)	2.2%	9,364,965	11/01/23	8,804,591	9,018,462

				11.5%	48,385,655		45,869,010	46,283,220

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	2018 Term Loan B - 8.52% (LIBOR + 5.75%, 1.25% Floor)	9.7%	39,476,063	09/07/23	38,731,763	38,883,921

				9.7%	39,476,063		38,731,763	38,883,921

Food Products
	Hometown Food Company(2)	08/31/18	Term Loan - 7.78% (LIBOR + 5.25%, 1.25% Floor)	10.2%	41,290,814	08/31/23	40,416,099	40,754,034

				10.2%	41,290,814		40,416,099	40,754,034

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt (continued)
Household Durables
	ShelterLogic Group(1)	06/29/18	Term Loan B - 8.38% (LIBOR + 5.87%, 1.00% Floor)	7.0%	28,394,134	06/22/23	28,139,227	28,110,193

				7.0%	28,394,134		28,139,227	28,110,193

Information Technology Services
	Corcentric, Inc.	11/15/18	Term Loan - 8.86% (LIBOR + 6.00%, 1.50% Floor)	4.9%	19,788,000	11/15/23	19,306,033	19,570,332
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 8.89% (LIBOR + 6.00%, 1.50% Floor)	3.2%	13,192,000	11/15/23	13,192,000	13,046,888

				8.1%	32,980,000		32,498,033	32,617,220

Media
	Encompass Digital Media, Inc.	10/01/18	First Lien Term Loan - 10.03% inc. PIK (LIBOR + 6.38%, 1.25% Floor, 1.13%PIK)	7.2%	29,330,694	09/28/23	28,953,607	29,096,049
	Encompass Digital Media, Inc.(2)	10/01/18	Revolver - 10.01% (PRIME + 7.50%, 1.25% Floor)	0.1%	361,080	09/28/23	361,080	358,191

				7.3%	29,691,774		29,314,687	29,454,240

	Winsight, LLC(2)	11/15/18	Term Loan - 9.12% (LIBOR + 6.50%, 1.00% Floor)	6.1%	24,384,186	11/15/23	23,682,288	24,311,033

				13.4%	54,075,960		52,996,975	53,765,273

Metals & Mining
	DBM Global, Inc.	11/30/18	Term Loan - 8.66% (LIBOR + 5.85%, 1.50% Floor)	12.5%	50,730,333	11/30/23	49,734,020	50,020,109

				12.5%	50,730,333		49,734,020	50,020,109

Personal Products
	VPI Aware Topco, LLC	11/01/18	First Out Term Loan - 8.87% (LIBOR + 6.00%, 1.00% Floor)	13.1%	52,877,470	11/13/23	51,591,010	52,560,205

				13.1%	52,877,470		51,591,010	52,560,205

Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	10/29/18	Term Loan - 8.51% (LIBOR + 6.00%, 1.50% Floor)	8.4%	34,326,466	10/29/23	33,660,718	33,777,243
	Keeco Holdings, LLC	09/19/18	Term Loan - 9.47% (LIBOR + 7.00%, 1.00% Floor)	6.2%	24,833,813	09/19/23	24,357,394	24,833,813

				14.6%	59,160,279		58,018,112	58,611,056

	Total Debt Investments			134.3%			535,026,816	538,925,913

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
	Equity
Electronic Equipment, Instruments & Components
	SMTC Corporation(3)(4)		Warrant, expires 11/08/25	0.4%	393,902		1,532,279	1,607,120

	Total Equity Investments			0.4%	393,902		1,532,279	1,607,120

	Total Non-Controlled/Non-Affiliated Investments*			134.7%			$536,559,095	$540,533,033

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 2.31%			37.5%	150,656,465		$150,656,465	$150,656,465

	Total Investments 172.2%						$687,215,560	$691,189,498

	Unrealized depreciation on unfunded commitments ((0.1%))							$(398,576)

	Liabilities in Excess of Other Assets (72.1%)							$(289,386,856)

	Net Assets 100.0%							$401,404,066

*

The fair value of the SMTC Corporation warrants represent the quoted market price of the issuer’s stock as of December 31, 2018 and is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and is considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(1)

In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.

(2)

Excluded from the investment above, is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5 - Commitments and Contingencies.

(3)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2018, $81,667,583 or 11.55% of the Company’s total assets were represented by “non-qualifying assets.”

(4)	Non-income producing.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Prime - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $699,789,640 and $165,062,154, respectively, for the year ended December 31, 2018. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown of Portfolio
United States	100.0%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of December 31, 2018	As of December 31, 2017
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $536,559 and $0, respectively)	$540,533	$—
Cash and cash equivalents	160,995	1
Deferred financing costs	2,454	—
Interest receivable	2,106	—
Deferred offering costs	—	780
Organization costs due from Adviser	—	754
Directors’ fees due from Adviser	—	78
Prepaid and other assets	804	—

Total Assets	$706,892	$1,613

Liabilities
Credit facility payable	$300,000	$—
Management fees payable	2,308	—
Interest and credit facility expense payable	893	—
Organization costs payable to Adviser	741	754
Offering costs payable to Adviser	633	780
Unrealized depreciation on unfunded commitments	399	—
Directors’ fees payable to Adviser	92	78
Directors’ fees payable	15	—
Other accrued expenses and other liabilities	407	—

Total Liabilities	$305,488	$1,612

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (10,672,260 and 10 units issued and outstanding, respectively)	$1,067,226	$1
Common Unitholders’ undrawn commitment (10,672,260 and 10 units issued and outstanding, respectively)	(668,226)	—
Common Unitholders’ offering costs	(633)	—

Common Unitholders’ capital	398,367	1
Accumulated Earnings	3,037	—

Total Members’ Capital	$401,404	$1

Total Liabilities and Members’ Capital	$706,892	$1,613

Net Asset Value Per Unit (Note 9)	$100.23	$100.00

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

	Year ended December 31, 2018	For the period August 18, 2017 (Inception) to December 31, 2017
Investment Income:
Interest income from non-controlled/non-affiliated investments	$13,048	$—
Interest income from non-controlled/non-affiliated investments paid-in-kind	84	—

Total investment income	13,132	—

Expenses:
Interest and credit facility expenses	3,582	—
Management fees	2,356	—
Professional fees	726	—
Administrative fees	467	—
Directors’ fees	381	78
Organization costs	366	754
Other expenses	79	—

Total expenses	7,957	832
Expenses recaptured (reimbursed) by the Investment Adviser	452	(832)

Net expenses	8,409	—

Net investment income	$4,723	$—

Net realized and unrealized gain (loss) on investments
Net realized gain on non-controlled/non-affiliated investments	1,239	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	3,575	—

Net realized and unrealized gain on investments	$4,814	$—

Net increase in Members’ Capital from operations	$9,537	$—

Basic and diluted:
Earnings per unit	$0.89	$—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

	Year ended December 31, 2018	For the period August 18, 2017 (Inception) to December 31, 2017
Net Increase (Decrease) in Members’ Capital Resulting from Operations
Net investment income	$4,723	$—
Net realized gain on investments	1,239	—
Net change in unrealized appreciation/depreciation on investments	3,575	—

Net Increase in Members’ Capital Resulting from Operations	9,537	—

Distributions to Members from:
Distributable earnings	(6,500)	—

Total Distributions to Members	(6,500)	—

Increase in Members’ Capital Resulting from Capital Activity
Contributions	398,999	—
Offering costs, net of offering costs reimbursed	(633)	—

Total Increase in Members’ Capital Resulting from Capital Activity	398,366	—

Total Increase in Members’ Capital	401,403	—

Members’ Capital, beginning of period	1	1

Members’ Capital, end of period	$401,404	$1

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statement of Cash Flows

(Dollar amounts in thousands, except unit data)

Year ended December 31, 2018
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$9,537
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(699,705)
Interest income paid-in-kind	(84)
Proceeds from sales and paydowns of investments	165,062
Net realized gain on investments	(1,239)
Net change in unrealized appreciation/depreciation on investments	(3,575)
Amortization of premium and accretion of discount, net	(593)
Amortization of deferred financing costs	510
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,106)
(Increase) decrease in deferred offering costs	780
(Increase) decrease in organization costs due from Adviser	754
(Increase) decrease in directors’ fees due from Adviser	78
(Increase) decrease in prepaid and other assets	(804)
Increase (decrease) in management fees payable	2,308
Increase (decrease) in interest and credit facility expense payable	893
Increase (decrease) in organization costs payable to Adviser	(13)
Increase (decrease) in offering costs payable to Adviser	(147)
Increase (decrease) in directors’ fees payable to Adviser	14
Increase (decrease) in directors’ fees payable	15
Increase (decrease) in other accrued expenses and liabilities	407

Net cash used in operating activities	$(527,908)

Cash Flows from Financing Activities
Contributions from Members	$398,999
Distributions to Members	(6,500)
Offering costs, net of offering costs reimbursed	(633)
Deferred financing costs paid	(2,964)
Proceeds from credit facility	494,400
Repayments of credit facility	(194,400)

Net cash provided by financing activities	$688,902

Net increase in cash and cash equivalents	$160,994
Cash and cash equivalents, beginning of year	$1

Cash and cash equivalents, end of year	$160,995

Supplemental and non-cash financing activities
Interest expense paid	$2,022

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements

(dollar amounts in thousands, except for unit data)

December 31, 2018

1. Organization and Basis of Presentation

Organization: TCW Direct Lending VII LLC (the “Company”), was formed as a Delaware limited liability company on May 23, 2017. The Company engaged in a private offering of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units (“Preferred Units”), though it currently has no intention to do so. On August 18, 2017 (“Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1,000 to TCW Asset Management Company LLC (“TAMCO” or the “Adviser”), an affiliate of the TCW Group, Inc. The Company commenced operations during the second quarter of fiscal year 2018.

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

During 2018, the Company formed two Delaware limited liability companies which each have a single member interest owned by the Company.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The term of the Company will continue until the sixth anniversary of the Initial Closing Date (as defined below), April 13, 2024, unless extended or sooner dissolved as provided in the Company’s amended and restated limited liability agreement (the “LLC Agreement”) or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Units (the “Unitholders) and holders of preferred units, if any, (together with the Unitholders, the “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Units.

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

The Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Mr. Miller and one or more of Ms. Grosso, Mr. Gertzof or Mr. Bold (each of such four persons, a “Key Person”) fail to devote substantially all of their business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that co-invest or potentially co-invest with the Company, on a combined basis (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Bold all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided, that, if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition of “Key Person Event” will be amended to take into account such successor. Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated in this paragraph, the Commitment Period shall be automatically terminated upon such Key Person Event. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided, that, such replacement has been approved by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). If such replacement(s) end the occurrence of a Key Person Event, the Commitment Period will automatically be reinstated.

If, during the Commitment Period, any Key Person shall fail to devote substantially all of his or her business time to the investment activities of the Company and the Related Entities other than as a result of a temporary disability (the occurrence of such event, a “Key Person Departure”), The Company shall provide written notice to Unitholders of such Key Person Departure within 30 days of the date of such Key Person Departure.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2018

1. Organization and Basis of Presentation (continued)

If a Key Person Departure occurs during the Commitment Period and the Adviser determines to replace such Key Person, the Company shall obtain the approval of such replacement by a majority in interest of the Unitholders no later than the date of the Company’s next annual meeting; provided that the Company may, in its discretion, determine to obtain the approval of such replacement no later than 90 days after the date that the Adviser informs the Company of its proposed replacement of the Key Person.

If the Company fails to obtain approval of a replacement of a Key Person following a Key Person Departure as provided the paragraph above, then notwithstanding anything herein, the Key Person Departure shall be permanent and the Adviser shall not be permitted to replace such Key Person.

In accordance with the Company’s LLC Agreement, the Company may complete investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expects to be consummated prior to 90 days subsequent to the expiration date of the Commitment Period. The Company may also effect follow-on investments up to an aggregate maximum of 10% of Capital Commitments (as defined below).

Capital Commitments: On the Initial Closing Date the Company began accepting subscription agreements from investors for the private sale of its Units. As of December 31, 2018, the Company had sold 10,672,260 Units for an aggregate offering price of $1,067,226. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (the “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of December 31, 2018, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Unitholder	$1,067,226	$668,226	37.4%	10,672,260

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

The Recallable Amount as of December 31, 2018 was $0.

2. Significant Accounting Policies

Basis of Presentation: The Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies, (“ASC 946”). The Company has also consolidated the results of its wholly-owned subsidiaries in its consolidated financial statements in accordance with ASC 946.

Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the consolidated financial statements, (ii) the reported amounts of income and expenses during the years presented and (iii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates, and such differences could be material.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2018

2. Significant Accounting Policies (continued)

Investments: The Company measures the value of its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity.

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

Deferred Financing Costs: Deferred financing costs incurred by the Company in connection with the Credit Facility (as defined in Note 7 to the Consolidated Financial Statements), including arrangement fees, upfront fees and legal fees, are amortized on a straight-line basis over the term of the Credit Facility.

Organization and Offering Costs: The Company expensed organization costs totaling $740 (net of $380 in Adviser reimbursement) since its inception through December 31, 2018. Offering costs totaling $633 (net of $324 in Adviser reimbursement) was charged directly to Members’ Capital on December 31, 2018. The Company did not bear more than an amount equal to 10 basis points of the aggregate capital commitments for organization and offering expenses.

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At December 31, 2018, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

Income Taxes: The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code and will make such an election beginning with the taxable year ending December 31, 2018. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

Recent Accounting Pronouncements: In October 2016, the U.S. Securities and Exchange Commission (“SEC”) adopted new rules and amended existing rules (together, the “Final Rules”) intended to modernize the reporting and disclosure of information by registered investment companies and BDCs. In part, the Final Rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The Company has implemented the applicable requirements of the Final Rules into this report, namely, the separate disclosure of paid-in-kind (“PIK”) interest income on the Consolidated Statements of Operations and disclosure of realized gains/(losses) on controlled affiliated investments, to the extent applicable.

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction-Type and Production-Type Contracts. This update is effective for fiscal years beginning after December 15, 2017. The Company adopted this ASU during the second quarter of fiscal 2018 and such adoption did not have a material impact on the Company’s consolidated financial statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2018

2. Significant Accounting Policies (continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The amendments in this update makes improvements to the requirements for accounting for equity investments and simplify the impairment assessment of equity investments. For public entities this update is effective for fiscal years beginning after December 15, 2017. The Company adopted this ASU during the second quarter of fiscal 2018 and such adoption did not have a material impact on the Company’s consolidated financial statemennts.

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

On August 17, 2018, the SEC issued a final rule that reduces or eliminates certain disclosure requirements under Regulation S-X, and expands others. This final rule was effective for the Company beginning January 1, 2018. As a result of this final rule, the Company has presented in its Consolidated Statements of Assets and Liabilities its total accumulated earnings (loss), rather than its components.

On August 28, 2018, the FASB issues ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance modifies the disclosure requirements on fair value measurements by (1) removing certain disclosure requirements including policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, (2) amending disclosure requirements related to measurement uncertainty from the use of significant unobservable inputs, and (3) adding certain new disclosure requirements including changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted. As permitted by the ASU, the Company early adopted the following applicable provisions of the ASU:

•	removed the Company’s disclosure of policy for timing of transfers between levels;

•	removed the disclosure describing the Company’s valuation process for Level 3 fair value measurements;

•

for investments measured using net asset values, disclosed (1) the timing of liquidation of an investee’s assets and (2) the date when redemption restrictions will lapse, to the extent that such information has been publicly announced by the investee; and

•	disclosed information about the uncertainty of Level 3 fair value measurements as of the reporting date, rather than at a point in the future.

The Company is currently evaluating the effect of additional disclosures prescribed by this ASU on its consolidated financial statements.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2018

3. Investment Valuations and Fair Value Measurements (continued)

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

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of December 31, 2018:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$538,926	$538,926
Equity	1,607	—	—	1,607
Cash equivalents	150,656	—	—	150,656

Total Assets	$152,263	$—	$538,926	$691,189

The Company did not have any investments as of December 31, 2017.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2018:

	Debt	Total
Balance, January 1, 2018	$—	$—
Purchases*	698,257	698,257
Sales and paydowns of investments	(165,062)	(165,062)
Amortization of premium and accretion of discount, net	593	593
Net realized gains	1,239	1,239
Net change in unrealized appreciation/depreciation	3,899	3,899

Balance, December 31, 2018	$538,926	$538,926

Change in net unrealized appreciation/depreciation in investments held as of December 31, 2018	$3,501	$3,501

*	Includes payments received in-kind

During the year ended December 31, 2018, the Company did not have any transfers between levels.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2018

3. Investment Valuations and Fair Value Measurements (continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2018:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$362,597	Income Method	Weighted Average Cost of Capital	7.7% to 11.8%	9.3%	Decrease
			Shadow Credit Rating	B+ to B-	N/A	Increase
Debt	$147,539	Income Method	Shadow Credit Rating	B+ to CCC+	N/A	Increase
Debt	$28,790	Income Method	Shadow Discount Rate	10.8% to 11.5%	11.2%	Decrease

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2018

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2018

4. Agreements and Related Party Transactions (continued)

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

The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below) (which shall be borne by the Adviser), in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the financial and legal affairs for the Company, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the Investment Company Act of 1940, the Securities Exchange Act of 1934, as amended, and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units of the Company, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s consolidated financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s consolidated financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the investments of the Company and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business. Notwithstanding the foregoing, in the event of a Reorganization that results in a Public Company or an Extension Fund, including a Reorganization pursuant to which the Company becomes the Public Company or the Extension Fund, the fees, costs and expenses associated with any such restructuring, initial public offering, listing of equity securities or reorganization will be borne appropriately by the Public Company and the

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2018

4. Agreements and Related Party Transactions (continued)

Extension Fund (and indirectly only by Unitholders that elect to become investors in the Public Company or the Extension Fund), as the case may be, and no others will directly or indirectly bear such fees, costs or expenses.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2018

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized losses by investment as of December 31, 2018:

		December 31, 2018
Unfunded Commitments	Maturity / Expiration	Amount	Unrealized Losses
Hometown Food Company	August 2023	$5,881	$77
Encompass Digital Media, Inc.	September 2023	2,167	30
SMTC Corporation	May 2019	3,902	144
Winsight, LLC	November 2023	2,217	16
Winsight, LLC	November 2021	18,842	132

Total		$33,009	$399

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2018, the Company is not aware of any pending or threatened litigation.

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

6. Member’s Capital

The Company’s Unit activity for the year ended December 31, 2018 and the period from August 18, 2017 (Inception) to December 31, 2017 is as follows:

	Year Ended December 31,	For the period from August 18, 2017 (Inception) to December 31,
	2018	2017
Units at beginning of period	10	—
Units issued and committed	10,672,250	10

Units issued and committed at end of period	10,672,260	10

For the year ended December 31, 2018 and the period from Inception to December 31, 2017, the Company did not process any distributions and re-contributions.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2018

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

The Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $1 billion. The maturity date of the Credit Agreement is May 10, 2021, unless such date is extended at the Company’s option no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%. On September 21, 2018, the Maximum Commitment increased from $150 million to $275 million. On November 5, 2018, the Maximum Commitment increased from $275 million to $400 million.

The Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2018, the Company was in compliance with such covenants.

As of December 31, 2018, the Borrowing Base assets were less than the Maximum Commitment; accordingly, the Available Commitment and amounts outstanding under the Credit Agreement were $355.0 million and $300.0 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and the Credit Facility terms and conditions. The Company incurred financing costs of $3.0 million in connection with Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of December 31, 2018, $2.5 million of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the year ended December 31, 2018 was as follows:

Year Ended December 31,
2018
Credit facility interest expense	$2,821
Unused fees	201
Administrative fees	50
Amortization of deferred financing costs	510

Total	$3,582

Weighted average interest rate	2.52%
Average outstanding balance	$111,456

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2018

8. Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act and has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. The Company elected to be taxed as a RIC in 2018. The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of December 31, 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

December 31, 2018
Cost of investments for federal income tax purposes	$687,614
Unrealized appreciation	$4,804
Unrealized depreciation	$1,229
Net unrealized appreciation on investments	$3,575

No reclassifications were made for the permanent differences between book and tax accounting as of December 31, 2018.

The tax character of shareholder distributions attributable to the year ended December 31, 2018 were as follows:

Year Ended December 31, 2018
Paid distribution attributable to:
Ordinary income	$6,500

The tax components of distributable earnings on a tax basis for the year ended December 31, 2018 were as follows:

Year Ended December 31, 2018
Paid distribution attributable to:
Net tax appreciation (depreciation)	$3,575
Undistributed ordinary income	$146

The Company did not have any unrecognized tax benefits as of December 31, 2018, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior year.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2018

9. Financial Highlights

Selected data for a unit outstanding throughout the year ended December 31, 2018 is presented below.

For the Year Ended December 31,
2018
Net Asset Value Per Unit, Beginning of Period	$100.00
Income from Investment Operations:
Net investment income(1)	0.44
Net realized and unrealized gain	0.45

Total from investment operations	0.89

Less Distributions
From net investment income	(0.61)

Total distributions	(0.61)

Offering costs, net of offering costs reimbursed	(0.05)
Net Asset Value Per Unit, End of Period	$100.23

Unitholder Total Return(2)	5.6%

Unitholder IRR after all fees and expenses(3)	8.5%

Ratios and Supplemental Data
Members’ Capital, end of period	$401,404
Units outstanding, end of period	10,672,260
Ratios based on average net assets of Members’ Capital
Ratio of total expenses to average net assets	6.46%
Expenses recaptured by Investment Adviser	0.37%

Ratio of net expenses to average net assets	6.83%
Ratio of financing cost to average net assets	2.91%
Ratio of net investment income before expense recapture to average net assets	4.20%
Ratio of net investment income to average net assets	3.84%
Credit facility payable	$300,000
Asset coverage ratio	2.3
Portfolio turnover rate	67.0%

(1)	Per unit data was calculated using the number of Units issued and outstanding as of December 31, 2018.
(2)

The Total Return for the year ended December 31, 2018 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(3)

The IRR since inception for the Unitholders, after management fees, financing costs, operating expenses and Adviser incentive fees is 8.5%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2018

10. Selected Quarterly Financial Data (unaudited)

The following are the quarterly results of operations for the year ended December 31, 2018. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$10,191	$2,582	$359	$—
Net investment income (loss)	6,082	(434)	(925)	—
Net realized and unrealized gains	(344)	4,751	407	—
Net increase (decrease) in Members’ Capital from operations	5,738	4,317	(518)	—
Basic and diluted earnings (loss) per Unit	0.89	0.61	(0.10)	—
Net asset value per unit at quarter end	100.23	100.54	99.90	100.00

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 14, 2019, the Company completed the fourth closing of the sale of 3,061,750 Units for an aggregate offering price of $306,175.

On January 29, 2019, TCW DL VII Financing LLC (the “Borrower”), a newly-formed, wholly-owned, special purpose financing subsidiary of the Company, entered into a senior secured credit facility (the “Secured Credit Facility”) pursuant to a credit and security agreement (the “Secured Credit Agreement”) with PNC Bank, National Association (“PNC”), as facility agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent.

Under the Secured Credit Facility, the lenders have agreed to extend credit to the Borrower in an aggregate principal amount of up to $400 million of revolving and term loans (the “Secured Credit Facility Maximum Commitment”), subject to compliance with a borrowing base. The Secured Credit Facility Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900 million, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) revolving loans under the Secured Credit Facility during the period commencing January 29, 2019 and ending on January 29, 2022 and (ii) term loans under the Secured Credit Facility during the period commencing January 29, 2019 and ending on January 29, 2020, unless, in the case of (i) and (ii), there is an earlier termination of the Secured Credit Facility or event of default thereunder. The Secured Credit Facility will mature on January 29, 2024. Loans under the Secured Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

The Borrower’s obligations under the Secured Credit Facility are secured by a first priority security interest in all of the assets of the Borrower, including its portfolio of loans which will be contributed by the Company to the Borrower in exchange for 100% of the membership interest of the Borrower and any payments received in respect of such loans. The Company may contribute or sell to the Borrower additional loans from time to time after the closing date, which shall be pledged in favor of the lenders under the Secured Credit Facility.

Under the Secured Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Secured Credit Facility also includes events of default that are customary for similar credit facilities.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.