Form 10-Q
period 2019-03-31
TCW Direct Lending VII LLC
filed 2019-05-07
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

As of March 31, 2019, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 7, 2019 was 13,734,010.

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Aerospace & Defense
	Navistar Defense, LLC	12/31/18	Term Loan B - 8.75% (LIBOR + 6.25%, 1.50% Floor)	5.5%	$21,995,605	12/29/23	$21,400,459	$22,149,574
	Sparton Corporation(1)	03/04/19	First Lien Term Loan - 9.88% (LIBOR + 7.25%, 1.75% Floor)	10.8%	42,990,000	03/04/24	41,961,674	42,947,010

				16.3%	64,985,605		63,362,133	65,096,584

Auto Components
	Shipston Group U.S. Inc.(1)	09/28/18	Term Loan - 9.05% (LIBOR + 6.25%, 1.25% Floor)	6.5%	26,036,788	09/28/23	25,650,107	26,088,861

				6.5%	26,036,788		25,650,107	26,088,861

Commercial Services & Supplies
	Production Resource Group, LLC(1)	08/21/18	Term Loan - 9.65% (LIBOR + 7.00%, 1.00% Floor)	7.3%	29,989,286	08/21/24	29,180,712	29,359,511

				7.3%	29,989,286		29,180,712	29,359,511

Communications Equipment
	AVI-SPL, Inc.	05/16/18	Third Additional Term Loan - 8.36% (LIBOR + 5.88%, 1.00% Floor)	8.2%	32,621,783	04/27/21	32,506,976	32,556,539

				8.2%	32,621,783		32,506,976	32,556,539

Construction & Engineering
	UniTek Acquistion, Inc.	08/20/18	Delayed Draw Term Loan B - 8.10% (LIBOR + 5.50%, 1.00% Floor)	0.9%	3,666,264	08/20/24	3,666,264	3,611,270
	UniTek Acquistion, Inc.	08/20/18	Term Loan B - 8.10% (LIBOR + 5.50%, 1.00% Floor)	4.5%	18,331,320	08/20/24	17,925,012	18,056,351

				5.4%	21,997,584		21,591,276	21,667,621

Electronic Equipment, Instruments & Components
	SMTC Corporation(2),(3)	11/08/18	Term Loan A - 10.50% (Prime + 5.00%, 4.75% Floor)	7.1%	30,095,435	11/08/23	28,662,680	28,500,377
	SMTC Corporation(2),(3)	11/08/18	Term Loan B - 14.00% (Prime + 8.50%, 4.75% Floor)	1.8%	7,268,331	11/08/23	6,855,336	6,970,330

				8.9%	37,363,766		35,518,016	35,470,707

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan B - 8.36% (LIBOR + 5.75%, 1.25% Floor)	9.3%	38,277,820	09/07/23	37,593,971	37,206,041

				9.3%	38,277,820		37,593,971	37,206,041

Food Products
	Hometown Food Company(2)	08/31/18	Revolver - 7.75% (LIBOR + 5.25%, 1.25% Floor)	0.1%	294,059	08/31/23	294,059	293,470

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Food Products (cont’d)	Hometown Food Company	08/31/18	Term Loan - 7.75% (LIBOR + 5.25%, 1.25% Floor)	10.0%	$40,027,178	08/31/23	$39,223,505	$39,947,124

				10.1%	40,321,237		39,517,564	40,240,594

Household Durables
	SLogic Holding Corp.(1)	06/29/18	Term Loan B - 8.37% (LIBOR + 5.87%, 1.00% Floor)	7.0%	28,251,450	06/22/23	28,011,640	27,912,433

				7.0%	28,251,450		28,011,640	27,912,433

Household Products
	Greenfield World Trade, Inc.	03/04/19	Last Out Initial Term Loan - 11.75% (LIBOR + 9.25%, 1.50% Floor)	10.8%	42,990,000	03/04/24	42,094,375	42,947,010

				10.8%	42,990,000		42,094,375	42,947,010

Information Technology Services
	Corcentric, Inc.	11/15/18	Term Loan - 8.86% (LIBOR + 6.00%, 1.50% Floor)	4.9%	19,689,060	11/15/23	19,233,486	19,551,236
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 8.89% (LIBOR + 6.00%, 1.50% Floor)	3.3%	13,126,040	11/15/23	13,126,040	13,034,158

				8.2%	32,815,100		32,359,526	32,585,394

Media
	Encompass Digital Media, Inc.	10/01/18	First Lien Term Loan - 9.98% inc. PIK (LIBOR + 6.38%, 1.25% Floor, 1.13% PIK)	7.3%	29,384,798	09/28/23	29,027,105	29,061,565
	Encompass Digital Media, Inc.(2)	10/01/18	Revolver - 9.98% (LIBOR + 7.50%, 1.25% Floor)	0.1%	433,295	09/28/23	433,295	428,529

				7.4%	29,818,093		29,460,400	29,490,094

	Winsight, LLC(2)	11/15/18	Term Loan - 8.50% (LIBOR + 6.00%, 1.00% Floor)	6.1%	24,323,226	11/15/23	23,658,096	24,396,195

				13.5%	54,141,319		53,118,496	53,886,289

Metals & Mining
	DBM Global, Inc.	11/30/18	Term Loan - 8.35% (LIBOR + 5.85%, 1.50% Floor)	12.7%	50,096,204	11/30/23	49,160,660	50,597,166

				12.7%	50,096,204		49,160,660	50,597,166

Personal Products
	VPI Aware Topco, LLC(5)	11/13/18	First Out Term Loan - 10.11% (LIBOR + 6.00%, 1.00% Floor, 1.25% PIK)	13.1%	52,683,555	11/13/23	51,465,982	52,420,138

				13.1%	52,683,555		51,465,982	52,420,138

Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	10/29/18	Term Loan - 8.75% (LIBOR + 6.00%, 1.50% Floor)	8.7%	34,240,650	10/29/23	33,610,098	34,720,020
	Keeco Holdings, LLC	09/19/18	Term Loan - 10.25% (LIBOR + 7.75%, 1.75% Floor)	14.9%	59,859,836	03/15/24	58,710,054	59,560,536

				23.6%	94,100,486		92,320,152	94,280,556

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2019

			% of Net Assets		Amortized Cost	Fair Value
	Total Debt Investments		160.9%		$633,451,586	$642,315,444

	Equity			Shares
Electronic Equipment, Instruments & Components
	SMTC Corporation(3),(4)	Warrant, expires 11/08/25	0.4%	393,902	$1,532,279	$1,488,950

			0.4%	393,902	1,532,279	1,488,950

	Total Non-Controlled/Non-Affiliated Investments*		161.3%		$634,983,865	$643,804,394

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 2.31%		19.7%	78,871,663	78,871,663	78,871,663

	Total Investments 181.0%				$713,855,528	$722,676,057

	Unrealized depreciation on unfunded commitments (0.1%)					$(334,423)

	Liabilities in Excess of Other Assets (80.9%)					$(323,055,676)

	Net Assets 100.0%					$399,285,958

*

The fair value of the SMTC Corporation warrants represent the quoted market price of the issuer’s stock as of March 31, 2019 and is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and is considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

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

(3)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2019, $71,679,677 or 9.22% of the Company’s total assets were represented by “non-qualifying assets.”

(4)	Non-income producing.
(5)	The Company is required to disburse a portion of its interest income from this term loan to the “first out” tranche holders of the portfolio company’s first lien senior secured loans.

LIBOR—London Interbank Offered Rate, generally 1-Month or 3-Month

Prime—Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $119,387,525 and $22,233,362, respectively, for the three months ended March 31, 2019. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown of Portfolio
United States	100.0%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Aerospace & Defense
	Navistar Defense, LLC	12/31/18	Term Loan B - 8.78% (LIBOR + 6.25%, 1.50% Floor)	7.1%	$28,594,286	12/29/23	$27,792,057	$28,594,286

				7.1%	28,594,286		27,792,057	28,594,286

Auto Components
	Shipston Group U.S. Inc.(1)	09/28/18	Term Loan - 8.64% (LIBOR + 6.25%, 1.25% Floor)	6.4%	26,036,788	09/28/23	25,629,158	25,672,273

				6.4%	26,036,788		25,629,158	25,672,273

Commercial Services & Supplies
	Production Resource Group, LLC(1)	08/21/18	Term Loan - 9.65% (LIBOR + 7.00%, 1.00% Floor)	7.2%	29,989,286	08/21/24	29,144,195	28,789,714

				7.2%	29,989,286		29,144,195	28,789,714

Communications Equipment
	AVI-SPL, Inc.	05/27/18	Third Additional Term Loan - 8.23% (LIBOR + 5.88%, 1.00% Floor)	8.1%	32,971,189	04/27/21	32,841,540	32,608,506

				8.1%	32,971,189		32,841,540	32,608,506

Construction & Engineering
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 8.02% (LIBOR + 5.50%, 1.00% Floor)	0.9%	3,675,476	08/20/24	3,675,476	3,609,317
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 8.02% (LIBOR + 5.50%, 1.00% Floor)	4.5%	18,377,379	08/20/24	17,950,141	18,046,586

				5.4%	22,052,855		21,625,617	21,655,903

Electronic Equipment, Instruments & Components
	SMTC Corporation(2),(3)	11/08/18	Term Loan A - 10.50% (PRIME + 5.00%, 4.75% Floor)	9.3%	39,020,690	11/01/23	37,064,419	37,264,758
	SMTC Corporation(2),(3)	11/08/18	Term Loan B - 14.00% (PRIME + 8.50%, 4.75% Floor)	2.2%	9,364,965	11/01/23	8,804,591	9,018,462

				11.5%	48,385,655		45,869,010	46,283,220

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	2018 Term Loan B - 8.52% (LIBOR + 5.75%, 1.25% Floor)	9.7%	39,476,063	09/07/23	38,731,763	38,883,921

				9.7%	39,476,063		38,731,763	38,883,921

Food Products
	Hometown Food Company(2)	08/31/18	Term Loan - 7.78% (LIBOR + 5.25%, 1.25% Floor)	10.2%	41,290,814	08/31/23	40,416,099	40,754,034

				10.2%	41,290,814		40,416,099	40,754,034

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt (continued)
Household Durables
	ShelterLogic Group(1)	06/29/18	Term Loan B - 8.38% (LIBOR + 5.87%, 1.00% Floor)	7.0%	$28,394,134	06/22/23	$28,139,227	$28,110,193

				7.0%	28,394,134		28,139,227	28,110,193

Information Technology Services
	Corcentric, Inc.	11/15/18	Term Loan - 8.86% (LIBOR + 6.00%, 1.50% Floor)	4.9%	19,788,000	11/15/23	19,306,033	19,570,332
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 8.89% (LIBOR + 6.00%, 1.50% Floor)	3.2%	13,192,000	11/15/23	13,192,000	13,046,888

				8.1%	32,980,000		32,498,033	32,617,220

Media
	Encompass Digital Media, Inc.	10/01/18	First Lien Term Loan - 10.03% inc. PIK (LIBOR + 6.38%, 1.25% Floor, 1.13%PIK)	7.2%	29,330,694	09/28/23	28,953,607	29,096,049
	Encompass Digital Media, Inc.(2)	10/01/18	Revolver - 10.01% (LIBOR + 7.50%, 1.25% Floor)	0.1%	361,080	09/28/23	361,080	358,191

				7.3%	29,691,774		29,314,687	29,454,240

	Winsight, LLC(2)	11/15/18	Term Loan - 9.12% (LIBOR + 6.50%, 1.00% Floor)	6.1%	24,384,186	11/15/23	23,682,288	24,311,033

				13.4%	54,075,960		52,996,975	53,765,273

Metals & Mining
	DBM Global, Inc.	11/30/18	Term Loan - 8.66% (LIBOR + 5.85%, 1.50% Floor)	12.5%	50,730,333	11/30/23	49,734,020	50,020,109

				12.5%	50,730,333		49,734,020	50,020,109

Personal Products
	VPI Aware Topco, LLC(5)	11/01/18	First Out Term Loan - 8.87% (LIBOR + 6.00%, 1.00% Floor)	13.1%	52,877,470	11/13/23	51,591,010	52,560,205

				13.1%	52,877,470		51,591,010	52,560,205

Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	10/29/18	Term Loan - 8.51% (LIBOR + 6.00%, 1.50% Floor)	8.4%	34,326,466	10/29/23	33,660,718	33,777,243
	Keeco Holdings, LLC	09/19/18	Term Loan - 9.47% (LIBOR + 7.00%, 1.00% Floor)	6.2%	24,833,813	09/19/23	24,357,394	24,833,813

				14.6%	59,160,279		58,018,112	58,611,056

	Total Debt Investments			134.3%			535,026,816	538,925,913

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
	Equity
Electronic Equipment, Instruments & Components
	SMTC Corporation(3)(4)		Warrant, expires 11/08/25	0.4%	393,902		$1,532,279	$1,607,120

	Total Equity Investments			0.4%	393,902		1,532,279	1,607,120

	Total Non-Controlled/Non-Affiliated Investments*			134.7%			$536,559,095	$540,533,033

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 2.31%			37.5%	150,656,465		$150,656,465	$150,656,465

	Total Investments 172.2%						$687,215,560	$691,189,498

	Unrealized depreciation on unfunded commitments (0.1%)							$(398,576)

	Liabilities in Excess of Other Assets (72.1%)							$(289,386,856)

	Net Assets 100.0%							$401,404,066

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

(4)	Non-income producing.
(5)	The Company is required to disburse a portion of its interest income from this term loan to the “first out” tranche holders of the portfolio company’s first lien senior secured loans.

LIBOR—London Interbank Offered Rate, generally 1-Month or 3-Month

Prime—Prime Rate

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of March 31, 2019 (unaudited)	As of December 31, 2018
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $634,984 and $536,559, respectively)	$643,804	$540,533
Cash and cash equivalents	124,011	160,995
Deferred financing costs	6,483	2,454
Interest receivable	3,073	2,106
Prepaid and other assets	23	804

Total Assets	$777,394	$706,892

Liabilities
Credit facilities payable	$369,000	$300,000
Incentive fee payable	4,413	—
Management fees payable	2,105	2,308
Interest and credit facility expense payable	1,733	893
Organization costs payable to Adviser	—	741
Offering costs payable to Adviser	—	633
Unrealized depreciation on unfunded commitments	334	399
Directors’ fees reimbursable to Adviser	—	92
Directors’ fees payable	80	15
Other accrued expenses and other liabilities	443	407

Total Liabilities	$378,108	$305,488

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (13,734,010 and 10,672,260 units issued and outstanding, respectively)	$1,373,401	$1,067,226
Common Unitholders’ undrawn commitment (13,734,010 and 10,672,260 units issued and outstanding, respectively)	(983,401)	(668,226)
Common Unitholders’ offering costs	(633)	(633)

Common Unitholders’ capital	389,367	398,367
Accumulated Earnings	9,919	3,037

Total Members’ Capital	$399,286	$401,404

Total Liabilities and Members’ Capital	$777,394	$706,892

Net Asset Value Per Unit (Note 9)	$100.68	$100.23

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Investment Income:
Interest income from non-controlled/non-affiliated investments	$14,494	$—
Interest income from non-controlled/non-affiliated investments paid-in-kind	54	—

Total investment income	14,548	—

Expenses:
Incentive fees	4,413	—
Interest and credit facilities’ expenses	3,957	—
Management fees	2,105	—
Professional fees	320	—
Administrative fees	185	—
Directors’ fees	94	14
Organization costs	—	95
Other expenses	56	—

Total expenses	11,130	109
Expenses recaptured (reimbursed) by the Investment Adviser	—	(109)

Net expenses	11,130	—

Net investment income	$3,418	$—

Net realized and unrealized gain (loss) on investments
Net realized gain on non-controlled/non-affiliated investments	418	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	4,911	—

Net realized and unrealized gain on investments	$5,329	$—

Net increase in Members’ Capital from operations	$8,747	$—

Basic and diluted:
Earnings per unit	$0.64	$—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings	Total
Balance at December 31, 2017	$1	$—	$1

Total (Decrease) Increase for the three months ended March 31, 2018	—	—	—

Balance at March 31, 2018	$1	$—	$1

Balance at December 31, 2018	$398,367	$3,037	$401,404
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	3,418	3,418
Net realized gain on investments	—	418	418
Net change in unrealized appreciation/depreciation on investments	—	4,911	4,911
Distributions to Members from:
Distributable earnings	—	(1,865)	(1,865)
Return of unused capital	(154,329)	—	(154,329)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	145,329	—	145,329

Total (Decrease) Increase for the three months ended March 31, 2019	(9,000)	6,882	(2,118)

Balance at March 31, 2019	$389,367	$9,919	$399,286

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

For the three months ended March 31, 2019
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$8,747
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(119,334)
Interest income paid-in-kind	(54)
Proceeds from sales and paydowns of investments	22,233
Net realized gain on investments	(418)
Change in net unrealized appreciation/depreciation on investments	(4,911)
Amortization of premium and accretion of discount, net	(852)
Amortization of deferred financing costs	418
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(967)
(Increase) decrease in prepaid and other assets	781
Increase (decrease) in incentive fees payable	4,413
Increase (decrease) in management fees payable	(203)
Increase (decrease) in interest and credit facilities expense payable	840
Increase (decrease) in organization costs payable to Adviser	(741)
Increase (decrease) in offering costs payable to Adviser	(633)
Increase (decrease) in directors’ fees reimbursable to Adviser	(92)
Increase (decrease) in directors’ fees payable	65
Increase (decrease) in other accrued expenses and liabilities	36

Net cash used in operating activities	$(90,672)

Cash Flows from Financing Activities
Contributions	$137,453
Distributions	(1,865)
Return of unused capital	(146,453)
Deferred financing costs paid	(4,447)
Proceeds from credit facilities	115,000
Repayments of credit facilities	(46,000)

Net cash provided by financing activities	$53,688

Net decrease in cash and cash equivalents	$(36,984)
Cash and cash equivalents, beginning of period	$160,995

Cash and cash equivalents, end of period	$124,011

Supplemental and non-cash financing activities
Interest expense paid	$2,604
Deemed return of unused capital contribution from Members	$7,876

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except for unit data)

March 31, 2019

1. Organization and Basis of Presentation

Organization: TCW Direct Lending VII LLC (the “Company”), was formed as a Delaware limited liability company on May 23, 2017. The Company engaged in a private offering of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units (“Preferred Units”), though it currently has no intention to do so. On August 18, 2017, the Company sold and issued 10 Units at an aggregate purchase price of $1,000 to TCW Asset Management Company LLC (the “Adviser”), an affiliate of the TCW Group, Inc. The Company commenced operations during the second quarter of fiscal year 2018.

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has also elected to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”), beginning fiscal year 2018. The Company will be required to meet the minimum distribution and other requirements for RIC qualification. As a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

During fiscal year 2018, the Company formed two Delaware limited liability companies which each have a single member interest owned by the Company.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

March 31, 2019

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

If the Company fails to obtain approval of a replacement of a Key Person following a Key Person Departure as provided in the paragraph above, then the Key Person Departure shall be permanent and the Adviser shall not be permitted to replace such Key Person.

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. On January 14, 2019, the Company completed its fourth and final closing sale of Units.

As of March 31, 2019, the Company had sold 13,734,010 Units for an aggregate offering price of $1,373,401. Each Unitholder is obligated to contribute capital equal to its respective capital commitment to the Company (the “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2019, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Unitholder	$1,373,401	$983,401	28.4%	13,734,010

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

The Recallable Amount as of March 31, 2019 was $0.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

March 31, 2019

2. Significant Accounting Policies (Continued)

The statement of cash flows for the three months ended March 31, 2018 has been omitted because no cash transactions occurred during the three months ended March 31, 2018.

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

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Discounts associated with a revolver as well as fees associated with a delayed draw that remains unfunded are treated as a discount to the issuer’s term loan. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

Deferred Financing Costs: Deferred financing costs incurred by the Company in connection with the Credit Facilities (as defined in Note 7 to the Consolidated Financial Statements), including arrangement fees, upfront fees and legal fees, are amortized on a straight-line basis over the term of the respective credit facility.

Organization and Offering Costs: The Company expensed organization costs totaling $740 (net of $380 in Adviser reimbursement) since its inception through December 31, 2018. No additional organization costs were incurred during the three months ended March 31, 2019. Offering costs totaling $633 (net of $324 in Adviser reimbursement) was charged directly to Members’ Capital on December 31, 2018. No additional offering costs were incurred during the three months ended March 31, 2019. The Company did not bear more than an amount equal to 10 basis points of the aggregate capital commitments for organization and offering expenses.

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At March 31, 2019, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value, and are classified as Level 1 in the GAAP valuation hierarchy.

Income Taxes: The Company has elected to be regulated as a BDC under the 1940 Act. The Company also elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2018. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

March 31, 2019

2. Significant Accounting Policies (Continued)

Recent Accounting Pronouncements: On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction-Type and Production-Type Contracts. This update is effective for fiscal years beginning after December 15, 2017. The Company adopted this ASU during the second quarter of fiscal 2018 and such adoption did not have a material impact on the Company’s consolidated financial statements.

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

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance modifies the disclosure requirements on fair value measurements by (1) removing certain disclosure requirements including policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, (2) amending disclosure requirements related to measurement uncertainty from the use of significant unobservable inputs, and (3) adding certain new disclosure requirements including changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted. As permitted by the ASU, the Company early adopted the following applicable provisions of the ASU:

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

March 31, 2019

3. Investment Valuation and Fair Value Measurements

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

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 1), includes common stock valued at the closing price on the primary exchange in which the security trades.

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2019:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$642,315	$642,315
Equity	1,489	—	—	1,489
Cash equivalents	78,872	—	—	78,872

Total Assets	$80,361	$—	$642,315	$722,676

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

March 31, 2019

3. Investment Valuation and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2018:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$538,926	$538,926
Equity	1,607	—	—	1,607
Cash equivalents	150,656	—	—	150,656

Total Assets	$152,263	$—	$538,926	$691,189

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2019:

	Debt	Total
Balance, January 1, 2019	$538,926	$538,926
Purchases*	119,388	119,388
Sales and paydowns of investments	(22,233)	(22,233)
Amortization of premium and accretion of discount, net	852	852
Net realized gains	418	418
Net change in unrealized appreciation/depreciation	4,964	4,964

Balance, March 31, 2019	$642,315	$642,315

Change in net unrealized appreciation/depreciation in investments held as of March 31, 2019	$5,029	$5,029

*	Includes payments received in-kind

During the three months ended March 31, 2019, the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2019:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$483,409	Income Method	Weighted Average Cost of Capital	6.7% to 14.6%	9.4%	Decrease
			Shadow Credit Rating	B+ to B-	N/A	Increase
Debt	$129,546	Income Method	Shadow Credit Rating	B+ to CCC+	N/A	Increase
Debt	$29,360	Income Method	Shadow Discount Rate	9.8% to 10.8%	10.3%	Decrease

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

March 31, 2019

3. Investment Valuation and Fair Value Measurements (Continued)

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

The Company utilizes the midpoint of a valuation range provided by an external, independent valuation firm.

4. Agreements and Related Party Transactions

Advisory Agreement: On December 29, 2017, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, its registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, by vote of the Company’s Board, or by a vote of the majority of the Company’s outstanding voting units, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, the Company will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below).

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

The Company pays to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.375% (i.e., 1.50% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of portfolio investments of the Company (including portfolio investments purchased with borrowed funds and other forms of leverage, such as Preferred Units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee payable for any partial month or quarter will be appropriately pro-rated. The Adviser may defer its right to receive current payment of such fee until the Company is notified otherwise.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

March 31, 2019

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

The Incentive Fee is calculated on a cumulative basis and the amount of the Incentive Fee payable in connection with any distribution (or deemed distribution) will be determined in accordance with the foregoing formula each time amounts are to be distributed to the Unitholders.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

March 31, 2019

4. Agreements and Related Party Transactions (Continued)

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

March 31, 2019

4. Agreements and Related Party Transactions (Continued)

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

March 31, 2019

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized losses by investment as of March 31, 2019 and December 31, 2018:

		March 31, 2019		December 31, 2018
Unfunded Commitments	Maturity / Expiration	Amount	Unrealized Losses	Amount	Unrealized Losses
Hometown Food Company	August 2023	$5,587	$33	$5,881	$77
Encompass Digital Media, Inc.	September 2023	2,094	29	2,167	30
SMTC Corporation	May 2019	3,029	124	3,902	144
Winsight, LLC	November 2023	2,217	16	2,217	16
Winsight, LLC	November 2021	18,842	132	18,842	132

Total		$31,769	$334	$33,009	$399

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2019, the Company is not aware of any pending or threatened litigation.

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

6. Members’ Capital

The Company’s Unit activity for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Units at beginning of period	10,672,260	—
Units issued and committed	3,061,750	10

Units issued and committed at end of period	13,734,010	10

7. Credit Facilities

On May 10, 2018, the Company entered into a Revolving Credit Agreement (the “Natixis Credit Agreement”) among the Company, as borrower, and Natixis, New York Branch (“Natixis”), as administrative agent and the committed lenders, conduit lenders and funding agents. The Natixis Credit Agreement provides for a revolving credit line (the “Natixis Credit Facility”) of up to $150,000 (the “Natixis Maximum Commitment”), subject to the lesser of the “Natixis Borrowing Base” assets or the Natixis Maximum Commitment. The Natixis Borrowing Base assets equal the sum of a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “Natixis Available Commitment”). The Natixis Credit Facility is generally secured by the Natixis Borrowing Base assets.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

March 31, 2019

7. Credit Facilities (Continued)

The Natixis Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement is May 10, 2021, unless such date is extended at the Company’s option no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%. On September 21, 2018, the Natixis Maximum Commitment increased from $150,000 to $275,000. On November 5, 2018, the Natixis Maximum Commitment increased from $275,000 to $400,000.

The Natixis Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2019, the Company was in compliance with such covenants.

As of March 31, 2019, the Natixis Borrowing Base assets were greater than the Natixis Maximum Commitment. As of December 31, 2018, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Credit Facility as of March 31, 2019 and December 31, 2018 is as follows:

Natixis Credit Facility	Total Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2019	$400,000	$269,000	$131,000
As of December 31, 2018	$400,000	$300,000	$55,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

On January 29, 2019, TCW DL VII Financing LLC (the “Borrower” or “TCW DL VII Financing”), a newly-formed, wholly-owned, special purpose financing subsidiary of the Company, entered into a senior secured credit facility (the “PNC Credit Facility” and together with the Natixis Credit Facility, the “Credit Facilities”) pursuant to a credit and security agreement (the “PNC Credit Agreement”) with PNC Bank, National Association (“PNC”), as facility agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent.

Under the PNC Credit Facility, the lenders have agreed to extend credit to the Borrower in an aggregate principal amount of up to $400,000 of revolving and term loans (the “PNC Maximum Commitment”), subject to compliance with a borrowing base (the “PNC Borrowing Base”). The PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900,000, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) revolving loans under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 29, 2022 and (ii) term loans under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 29, 2020, unless, in the case of (i) and (ii), there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

The Borrower’s obligations under the PNC Credit Facility are secured by a first priority security interest in all of the assets of the Borrower, including its portfolio of loans which will be contributed by the Company to the Borrower in exchange for 100% of the membership interest of the Borrower and any payments received in respect of such loans. The Company may contribute or sell to the Borrower additional loans from time to time after the closing date, which shall be pledged in favor of the lenders under the PNC Credit Facility.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

March 31, 2019

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2019, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of March 31, 2019, the PNC Borrowing Base assets exceeded the PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of March 31, 2019 is as follows:

PNC Credit Facility	Total Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2019	$400,000	$100,000	$300,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

All borrowings under the PNC Credit Facility as of March 31, 2019 were from the revolving line of credit. The Borrower had no term loan borrowings under the PNC Credit Facility as of March 31, 2019.

The carrying amount of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of March 31, 2019 and December 31, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and the Credit Facilities’ terms and conditions. The Company incurred financing costs of $3,000 and $4,400, in connection with Natixis Credit Agreement and PNC Credit Agreement, respectively. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the respective life of the Natixis Credit Facility and PNC Credit Facility. As of March 31, 2019 and December 31, 2018, $6,483 and $2,454, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facilities for the three months ended March 31, 2019 was as follows:

Three Months Ended March 31,
2019
Credit facilities interest expense	$3,091
Unused fees	448
Amortization of deferred financing costs	418

Total	$3,957

Weighted average interest rate	4.09%
Average outstanding balance	$302,089

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

March 31, 2019

8. Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act and has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. The Company elected to be taxed as a RIC in 2018. The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of March 31, 2019 and December 31, 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2019	December 31, 2018
Cost of investments for federal income tax purposes	$714,190	$687,614
Unrealized appreciation	$9,665	$4,804
Unrealized depreciation	$1,179	$1,229
Net unrealized appreciation on investments	$8,486	$3,575

The Company did not have any unrecognized tax benefits as of December 31, 2018, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior year.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

March 31, 2019

9. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2019 is presented below.

For the Three Months Ended March 31, 2019
Net Asset Value Per Unit (accrual base), Beginning of Period	$100.23

Net decrease in Common Unitholder NAV from prior period	(0.05)

Income from Investment Operations:
Net investment income(1)	0.25
Net realized and unrealized gain	0.39

Total from investment operations	0.64
Less Distributions:
From net investment income	(0.14)

Total distributions	(0.14)

Net Asset Value Per Unit (accrual base), End of Period	$100.68

Unitholder Total Return(2)(3)	2.6%

Unitholder IRR before incentive fees(4)	12.0%

Unitholder IRR after all fees and expenses(4)	9.6%

Ratios and Supplemental Data
Members’ Capital, end of period	$399,286
Units outstanding, end of period	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	12.75%
Ratio of net expenses to average net assets(5)	12.75%
Ratio of financing cost to average net assets(3)	1.12%
Ratio of net investment income before expense recapture to average net assets(5)	3.92%
Ratio of net investment income to average net assets(5)	3.92%
Ratio of incentive fees to average net assets(5)	5.06%
Credit facility payable	$369,000
Asset coverage ratio	2.1
Portfolio turnover rate(3)	4%

(1)	Per unit data was calculated using the number of Units issued and outstanding as of March 31, 2019.
(2)

The Total Return for the three months ended March 31, 2019 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(3)	Not annualized.
(4)

The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 12.0%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.6%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(5)	Annualized.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

March 31, 2019

10. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On April 11, 2019, TCW DL VII Financing, amended and restated the PNC Credit Agreement (as amended, the “Amended PNC Credit Agreement”) for the PNC Credit Facility (as amended and restated, the “Amended PNC Credit Facility”). The Amended PNC Credit Agreement, among other things, (a) increased the total commitments under the PNC Credit Facility from $400,000 to $600,000 and (b) made certain modifications to the calculation of the borrowing base under the prior facility, including the eligibility requirements of collateral obligations pledged under the Amended PNC Credit Facility and loan portfolio concentration limits.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly when we are using leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their financial and other business objectives;

•	competition with other entities and our affiliates for investment opportunities;

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

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 19, 2019 and in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (as amended, the “1934 Act”), which preclude civil liability or certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

Overview

We were formed on May 23, 2017 as a limited liability company under the laws of the State of Delaware. We conducted a private offering of our common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

On August 18, 2017, we sold and issued 10 Units at an aggregate purchase price of $1,000 to TCW Asset Management Company LLC (the “Adviser”), an affiliate of the TCW Group, Inc.

On December 29, 2017, we filed an election to be regulated as a BDC under the 1940 Act. We also elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code beginning with fiscal year 2018. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

On April 13, 2018, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units and on January 14, 2019, we completed our fourth and final closing sale of our Units.

As of March 31, 2019, we have sold 13,734,010 Units for an aggregate offering price of $1.4 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per Unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

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

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We may also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments will mostly be in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through a joint venture partnership or other special purpose vehicle. While we intend to invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided through the Amended and Restated Administration Agreement, dated as of September 25, 2018 (the “Administration Agreement”) and the Investment Advisory Agreement, dated as of December 29, 2017, (the “Advisory Agreement”).

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

However, we will not bear (a) more than an amount equal to 10 basis points of our aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through January 14, 2019 and (b) more than an amount equal to 12.5 basis points of our aggregate Commitments computed annually for Company Expenses; provided, that, any amount by which actual annual expenses in (b) exceed the 12.5 basis point limit shall be carried over to the next year, without limitation, as additional expense until the earlier of the Reorganization or the dissolution of the Company, with any partial year assessed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the 12.5 basis point limit in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the 12.5 basis point limit in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with our borrowings (including interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against us, expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of our portfolio investments performed by our independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to us, costs and expenses relating to any Reorganization or liquidation of the Company, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, in no event will the Company carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the 12.5 basis point limit for more than three years from the date on which such expenses were reimbursed.

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

In connection with borrowings, our lenders require us to pledge assets, Commitments and/or the right to draw down on Commitments. In this regard, the subscription agreement entered into with each of our investors contractually obligates each investor to fund its respective Commitments in order to pay amounts that may become due under any borrowings or other financings or similar obligations.

We expensed organization costs totaling $0.7 million (net of $0.4 million in Adviser reimbursement) since our inception through December 31, 2018. No additional organization costs were incurred during the three months ended March 31, 2019. Offering costs totaling $0.6 million (net of $0.3 million in Adviser reimbursement) was charged directly to Members’ Capital on December 31, 2018. No additional offering costs were incurred during the three months ended March 31, 2019. We did not bear more than an amount equal to 10 basis points of the aggregate capital commitments for organization and offering expenses.

Critical Accounting Policies and Estimates

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

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 1), includes common stock valued at the closing price on the primary exchange in which the security trades.

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

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

Investment Activity

As of March 31, 2019, our non-controlled/non-affiliated portfolio consisted of 23 debt investments and one equity investment. Based on fair values as of March 31, 2019, our non-controlled/non-affiliated portfolio was 99.8% invested in debt investments, which were mostly senior secured, term loans. The remaining 0.2% represented our equity investment.

As of December 31, 2018, our non-controlled/non-affiliated portfolio consisted of 20 debt investments and one equity investment. Based on fair values as of December 31, 2018, our non-controlled/non-affiliated portfolio was 99.7% invested in debt investments, which were mostly senior secured, term loans. The remaining 0.3% represented our equity investment.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of March 31, 2019:

Industry	Percent of Total Investments
Textiles, Apparel & Luxury Goods	15%
Aerospace & Defense	10%
Media	8%
Personal Products	8%
Metals & Mining	8%
Household Products	7%
Food Products	6%
Energy Equipment and Services	6%
Electronic Equipment, Instrument & Components	6%
Information Technology Services	5%
Communications Equipment	5%
Commercial Services and Supplies	5%
Household Durables	4%
Auto Components	4%
Construction and Engineering	3%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind was $14.5 million and $0 million for the three months ended March 31, 2019 and 2018, respectively.

Results of Operations

Our operating results for the three months ended March 31, 2019 were as follows (dollar amounts in thousands):

Three Months Ended March 31,
2019
Total investment income	$14,548
Net expenses	11,130

Net investment income	3,418
Net realized gain on non-controlled/non-affiliated investments	418
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	4,911

Net increase in Members’ Capital from operations	$8,747

Total investment income

Total investment income for the three months ended March 31, 2019 was $14.5 million, all of which was interest income from non-controlled/non-affiliated investments. The Company was in its development stage during the three months ended March 31, 2018 and had not commenced operations.

Net investment income

Net investment income for the three months ended March 31, 2019 was $3.4 million and reflects the Company’s ramp-up of operations.

Operating expenses for the three months ended March 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2019	2018
Expenses
Incentive fees	$4,413	$—
Interest and credit facility expenses	3,957	—
Management fees	2,105	—
Professional fees	320	—
Administrative fees	185	—
Directors’ fees	94	14
Organization costs	—	95
Other expenses	56	—

Total expenses	$11,130	$109
Expenses reimbursed by the Investment Adviser	—	(109)

Net expenses	$11,130	$—

Our total expenses were $11.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. Our expenses for the three months ended March 31, 2019 include incentive and management fees attributed to the Adviser of $4.4 million and $2.1 million, respectively. Our internal rate of return since inception through March 31, 2019 exceeded the hurdle rate, as defined in our Advisory Agreement. Accordingly, we recorded $4.4 million in incentive fees payable to the Adviser as of March 31, 2019.

Net expenses include an expense reimbursement of $0.0 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The expense reimbursement during the three months ended March 31, 2018 is primarily due to organizational and offering costs.

Net realized gain on non-controlled/non-affiliated investments

Our net realized gain on non-controlled/non-affiliated investments for the three months ended March 31, 2019 was $0.4 million and was due to partial disposition of our term loans to SMTC Corporation.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended March 31, 2019 was $4.9 million. Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2019 was largely due to our term loans to Centric Brands, Inc., Sparton Corporation, Greenfield World Trade Inc., and Production Resource Group, LLC, which collectively recognized $3.4 million in unrealized appreciation during the three months ended March 31, 2019, in addition to other mark to market adjustments during the quarter. These were partially offset by our term loans to Profrac Services, LLC and SMTC Corporation, which, together, recorded $0.9 million in unrealized depreciation during the quarter.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the three months ended March 31, 2019 was $8.7 million. The increase during the three months ended March 31, 2019 is primarily attributable to the ramp-up of operations which commenced during the second quarter of fiscal year 2018.

Financial Condition, Liquidity and Capital Resources

On April 13, 2018, we completed the first closing of the sale of our Units to persons not affiliated with the Adviser. We also commenced operations during the second quarter of fiscal year 2018. On January 14, 2019, we completed our fourth and final closing sale of our Units. We generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of March 31, 2019, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

March 31, 2019
Commitments	$1,373,401
Undrawn commitments	$983,401
Percentage of commitments funded	28.4%
Units	13,734,010

On May 10, 2018, we entered into a Revolving Credit Agreement (the “Natixis Credit Agreement”) among the Company, as borrower, and Natixis, New York Branch (“Natixis”), as administrative agent and the committed lenders, conduit lenders and funding agents. The Natixis Credit Agreement provides for a revolving credit line (the “Natixis Credit Facility”) of up to $150 million (the “Natixis Maximum Commitment”), subject to the lesser of the “Natixis Borrowing Base” assets or the Natixis Maximum Commitment. The Natixis Borrowing Base assets equal the sum of a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “Natixis Available Commitment”). The Natixis Credit Facility is generally secured by the Natixis Borrowing Base assets.

The Natixis Maximum Commitment may be periodically increased in amounts designated by us, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement is May 10, 2021, unless such date is extended at our option no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%. On September 21, 2018, the Natixis Maximum Commitment increased from $150 million to $275 million. On November 5, 2018, the Natixis Maximum Commitment increased from $275 million to $400 million.

The Natixis Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of March 31, 2019, we were in compliance with such covenants.

As of March 31, 2019, the Natixis Borrowing Base assets were greater than the Natixis Maximum Commitment. As of December 31, 2018, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Credit Facility as of March 31, 2019 and December 31, 2018 is as follows (dollar amounts in thousands):

Natixis Credit Facility	Total Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2019	$400,000	$269,000	$131,000
As of December 31, 2018	$400,000	$300,000	$55,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

On January 29, 2019, TCW DL VII Financing LLC (the “Borrower” or “TCW DL VII Financing”), a newly-formed, wholly-owned, special purpose financing subsidiary of the Company, entered into a senior secured credit facility (the “PNC Credit Facility” and together with the Natixis Credit Facility, the “Credit Facilities”) pursuant to a credit and security agreement (the “PNC Credit Agreement”) with PNC Bank, National Association (“PNC”), as facility agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent.

Under the PNC Credit Facility, the lenders have agreed to extend credit to the Borrower in an aggregate principal amount of up to $400 million of revolving and term loans (the “PNC Maximum Commitment”), subject to compliance with a borrowing base (the “PNC Borrowing Base”). The PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900 million, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) revolving loans under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 29, 2022 and (ii) term loans under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 29, 2020, unless, in the case of (i) and (ii), there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

The Borrower’s obligations under the PNC Credit Facility are secured by a first priority security interest in all of the assets of the Borrower, including its portfolio of loans which will be contributed by the Company to the Borrower in exchange for 100% of the membership interest of the Borrower and any payments received in respect of such loans. The Company may contribute or sell to the Borrower additional loans from time to time after the closing date, which shall be pledged in favor of the lenders under the PNC Credit Facility.

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2019, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of March 31, 2019, the PNC Borrowing Base assets exceeded the PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of March 31, 2019 is as follows (dollar amounts in thousands):

PNC Credit Facility	Total Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2019	$400,000	$100,000	$300,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

All borrowings under the PNC Credit Facility as of March 31, 2019 were from the revolving line of credit. The Borrower had no term loan borrowings under the PNC Credit Facility as of March 31, 2019.

On April 11, 2019, the Borrower amended and restated the PNC Credit Agreement for the PNC Credit Facility. For additional information, see “Note 10 – Subsequent Events” of the Consolidated Financial Statements (unaudited) included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The carrying amount of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of March 31, 2019 and December 31, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and the Credit Facilities’ terms and conditions. We incurred financing costs of $3.0 million and $4.4 million, in connection with Natixis Credit Agreement and PNC Credit Agreement, respectively. We recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the respective life of the Natixis Credit Facility and PNC Credit Facility. As of March 31, 2019 and December 31, 2018, $6.5 million and $2.5 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facilities for the three months ended March 31, 2019 was as follows (dollar amounts in thousands):

Three Months Ended March 31,
2019
Credit facilities interest expense	$3,091
Unused fees	448
Amortization of deferred financing costs	418

Total	$3,957

Weighted average interest rate	4.09%
Average outstanding balance	$302,089

We had the following unfunded commitments and unrealized losses by investment as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

		March 31, 2019		December 31, 2018
Unfunded Commitments	Maturity / Expiration	Amount	Unrealized Losses	Amount	Unrealized Losses
Hometown Food Company	August 2023	$5,587	$33	$5,881	$77
Encompass Digital Media, Inc.	September 2023	2,094	29	2,167	30
SMTC Corporation	May 2019	3,029	124	3,902	144
Winsight, LLC	November 2023	2,217	16	2,217	16
Winsight, LLC	November 2021	18,842	132	18,842	132

Total		$31,769	$334	$33,009	$399

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At March 31, 2019, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2019, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2019 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$22,036	$11,224	$10,812
Up 200 basis points	14,691	7,483	7,208
Up 100 basis points	7,345	3,741	3,604
Down 100 basis points	(5,110)	(3,909)	(1,201)
Down 200 basis points	(1,822)	(7,599)	5,777
Down 300 basis points	(1,822)	(9,526)	7,704

ITEM 4.	CONTROLS AND PROCEDURES

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K that we filed with the SEC on March 19, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

Other than sales of the Company’s Units previously reported on Form 8-K, there have been no sales by the Company of unregistered securities.

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a) Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on September 1, 2017)

3.2	Limited Liability Company Agreement, dated June 29, 2017 (incorporated by reference to Exhibit 3.2 to a registration on Form 10 filed on September 1, 2017)

3.3	Amended and Restated Limited Liability Company Agreement, dated October 2, 2017 (incorporated by reference to Exhibit 3.3 to a registration on Form 10 filed on October 16, 2017)

3.4	Third Amended and Restated Limited Liability Company Agreement, dated as of September 10, 2018 (incorporated by reference to Exhibit 3.6 to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2018).

3.5	Fourth Amended and Restated Limited Liability Company Agreement, dated as of January 14, 2019 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 18, 2019).

10.1	Investment Advisory and Management Agreement dated December 29, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2018).

10.2	Administration Agreement dated December 29, 2017, by and between TCW Direct Lending VII LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 3, 2018).

10.3	Amended and Restated Administration Agreement, dated as of September 25, 2018, between TCW Direct Lending VII LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 3.7 to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2018).

10.4	Revolving Credit Agreement, dated as of May 10, 2018, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 14, 2018).

10.5	Credit and Security Agreement, dated as of January 29, 2019, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 4, 2019).

10.6	First Amended and Restated Credit and Security Agreement, dated as of April 11, 2019, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 16, 2019).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VII LLC

Date: May 7, 2019	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 7, 2019	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer