Form 10-Q
period 2019-06-30
TCW Direct Lending VII LLC
filed 2019-08-12
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 12, 2019 was 13,734,010.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Aerospace & Defense
	Navistar Defense, LLC	12/31/18	Term Loan B - 8.66% (LIBOR + 6.25%, 1.50% Floor)	4.6%	$21,885,626	12/29/23	$21,325,201	$22,104,483
	Sparton Corporation(1)	03/04/19	First Lien Term Loan - 9.76% (LIBOR + 7.25%, 1.50% Floor)	9.0%	42,721,313	03/04/24	41,766,094	42,635,870

				13.6%	64,606,939		63,091,295	64,740,353

Auto Components
	Shipston Group U.S. Inc.(1)	09/28/18	Term Loan - 8.85% (LIBOR + 6.25%, 1.25% Floor)	5.4%	26,036,788	09/28/23	25,671,995	25,932,641

				5.4%	26,036,788		25,671,995	25,932,641

Communications Equipment
	AVI-SPL, Inc.	05/16/18	Third Additional Term Loan - 8.32% (LIBOR + 5.88%, 1.00% Floor)	6.2%	29,585,593	04/27/21	29,494,296	29,822,278
	Production Resource Group, LLC(1)	08/21/18	Term Loan - 9.53% (LIBOR + 7.00%, 1.00% Floor)	6.1%	29,989,286	08/21/24	29,218,864	28,939,661

				12.3%	59,574,879		58,713,160	58,761,939

Construction & Engineering
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 7.83% (LIBOR + 5.50%, 1.00% Floor)	0.8%	3,657,052	08/20/24	3,657,053	3,572,940
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 7.83% (LIBOR + 5.50%, 1.00% Floor)	3.7%	18,285,262	08/20/24	17,899,108	17,864,701

				4.5%	21,942,314		21,556,161	21,437,641

Electronic Equipment, Instruments & Components
	SMTC Corporation(2)	11/08/18	Term Loan A - 9.41% (LIBOR + 7.00%, 1.75% Floor)	6.0%	29,906,155	11/08/23	28,561,378	28,351,035
	SMTC Corporation(2)	11/08/18	Term Loan B - 12.91% (LIBOR + 10.50%, 1.75% Floor)	1.5%	7,268,332	11/08/23	6,878,239	7,268,331

				7.5%	37,174,487		35,439,617	35,619,366

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan B - 8.66% (LIBOR + 6.25%, 1.25% Floor)	7.6%	37,178,514	09/07/23	36,552,719	36,323,408
	PSS Industrial Group Corp.	04/12/19	Term Loan - 8.20% (LIBOR + 6.00%, 1.00% Floor)	6.2%	29,910,730	04/10/25	29,190,285	29,820,998

				13.8%	67,089,244		65,743,004	66,144,406

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Food Products
	Hometown Food Company(3)	08/31/18	Term Loan - 7.41% (LIBOR + 5.00%, 1.25% Floor)	8.3%	$40,027,178	08/31/23	$39,269,785	$39,867,069

				8.3%	40,027,178		39,269,785	39,867,069

Household Durables
	Greenfield World Trade, Inc.(1)	03/04/19	Last Out Term Loan - 11.66% (LIBOR + 9.25%, 1.50% Floor)	9.0%	42,815,353	03/04/24	41,964,932	42,686,907
	SLogic Holding Corp.(1)	06/29/18	Term Loan B - 8.31% (LIBOR + 5.87%, 1.00% Floor)	5.8%	28,108,766	06/22/23	27,884,530	27,771,461

				14.8%	70,924,119		69,849,462	70,458,368

Information Technology Services
	Corcentric, Inc.	11/15/18	Term Loan - 9.20% (LIBOR + 7.00%, 1.50% Floor)	4.1%	19,590,120	11/15/23	19,161,767	19,413,809
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 9.20% (LIBOR + 7.00%, 1.50% Floor)	2.7%	13,060,080	11/15/23	13,060,080	12,942,539

				6.8%	32,650,200		32,221,847	32,356,348

Media
	Encompass Digital Media, Inc.	10/01/18	First Lien Term Loan - 10.09% inc. PIK (LIBOR + 6.38%, 1.25% Floor, 1.13% PIK)	6.1%	29,469,360	09/28/23	29,131,914	29,115,728
	Encompass Digital Media, Inc.(3)	10/01/18	Revolver - 10.09% (LIBOR + 7.50%, 1.25% Floor)	0.2%	938,807	09/28/23	938,807	927,541

				6.3%	30,408,167		30,070,721	30,043,269

Metals & Mining
	DBM Global, Inc.	11/30/18	Term Loan - 8.26% (LIBOR + 5.85%, 1.50% Floor)	10.4%	49,462,075	11/30/23	48,588,741	49,907,234

				10.4%	49,462,075		48,588,741	49,907,234

Multiline Retail
	Torrid LLC	06/14/19	Term Loan - 9.19% (LIBOR + 6.75%, 1.00% Floor)	7.5%	35,560,000	12/14/24	34,766,704	35,880,040

				7.5%	35,560,000		34,766,704	35,880,040

Personal Products
	VPI Aware Topco, LLC(4)	11/13/18	First Out Term Loan - 8.33% (LIBOR + 6.00%, 1.00% Floor)	11.0%	52,489,641	11/13/23	51,343,349	52,489,641

				11.0%	52,489,641		51,343,349	52,489,641

Professional Services
	Winsight, LLC(3)	11/15/18	Term Loan - 8.41% (LIBOR + 6.00%, 1.00% Floor)	5.1%	24,262,265	11/15/23	23,635,293	24,383,576

				5.1%	24,262,265		23,635,293	24,383,576

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(2)	10/29/18	Term Loan - 8.58% (LIBOR + 6.00%, 1.50% Floor)	7.2%	$34,154,834	10/29/23	$33,560,807	$34,154,834
	Keeco Holdings, LLC	09/19/18	Term Loan - 10.89% (LIBOR + 7.75%, 1.75% Floor)	12.1%	59,483,359	03/15/24	58,405,514	57,817,825

				19.3%	93,638,193		91,966,321	91,972,659

	Total Debt Investments			146.6%			691,927,455	699,994,550

	Equity				Shares
Electronic Equipment, Instruments & Components
	SMTC Corporation(2),(5)		Warrant, expires 11/08/25	0.4%	441,939		1,683,112	1,666,107

				0.4%	441,939		1,683,112	1,666,107

	Total Non-Controlled/Non-Affiliated Investments*			147.0%			$693,610,567	$701,660,657

							Cost

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 2.29%			22.3%	106,466,011		$106,466,011	$106,466,011

	Total Investments 169.3%						$800,076,578	$808,126,668

	Net unrealized depreciation on unfunded commitments (0.0%)							$(151,063)

	Liabilities in Excess of Other Assets (69.3%)							$(330,604,620)

	Net Assets 100.0%							$477,370,985

*

The fair value of the SMTC Corporation warrants represent the quoted market price of the issuer’s stock as of June 30, 2019 and is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and is considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2019

(1)

In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.

(2)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2019, $71,440,307 or 8.59% of the Company’s total assets were represented by “non-qualifying assets.”

(3)

Excluded from the investment above, is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5 - Commitments and Contingencies.

(4)	The Company is required to disburse a portion of its interest income from this term loan to the “first out” tranche holders of the portfolio company’s first lien senior secured loans.
(5)	Non-income producing.

LIBOR—London Interbank Offered Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $184,249,482, and $29,353,730, respectively, for the six months ended June 30, 2019. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown of Portfolio
United States	100.0%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Aerospace & Defense
	Navistar Defense, LLC	12/31/18	Term Loan B - 8.78% (LIBOR + 6.25%, 1.50% Floor)	7.1%	$28,594,286	12/29/23	$27,792,057	$28,594,286

				7.1%	28,594,286		27,792,057	28,594,286

Auto Components
	Shipston Group U.S. Inc.(1)	09/28/18	Term Loan - 8.64% (LIBOR + 6.25%, 1.25% Floor)	6.4%	26,036,788	09/28/23	25,629,158	25,672,273

				6.4%	26,036,788		25,629,158	25,672,273

Commercial Services & Supplies
	Production Resource Group, LLC(1)	08/21/18	Term Loan - 9.65% (LIBOR + 7.00%, 1.00% Floor)	7.2%	29,989,286	08/21/24	29,144,195	28,789,714

				7.2%	29,989,286		29,144,195	28,789,714

Communications Equipment
	AVI-SPL, Inc.	05/27/18	Third Additional Term Loan - 8.23% (LIBOR + 5.88%, 1.00% Floor)	8.1%	32,971,189	04/27/21	32,841,540	32,608,506

				8.1%	32,971,189		32,841,540	32,608,506

Construction & Engineering
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 8.02% (LIBOR + 5.50%, 1.00% Floor)	0.9%	3,675,476	08/20/24	3,675,476	3,609,317
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 8.02% (LIBOR + 5.50%, 1.00% Floor)	4.5%	18,377,379	08/20/24	17,950,141	18,046,586

				5.4%	22,052,855		21,625,617	21,655,903

Electronic Equipment, Instruments & Components
	SMTC Corporation(2),(3)	11/08/18	Term Loan A - 10.50% (PRIME + 5.00%, 4.75% Floor)	9.3%	39,020,690	11/01/23	37,064,419	37,264,758
	SMTC Corporation(2),(3)	11/08/18	Term Loan B - 14.00% (PRIME + 8.50%, 4.75% Floor)	2.2%	9,364,965	11/01/23	8,804,591	9,018,462

				11.5%	48,385,655		45,869,010	46,283,220

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	2018 Term Loan B - 8.52% (LIBOR + 5.75%, 1.25% Floor)	9.7%	39,476,063	09/07/23	38,731,763	38,883,921

				9.7%	39,476,063		38,731,763	38,883,921

Food Products
	Hometown Food Company(2)	08/31/18	Term Loan - 7.78% (LIBOR + 5.25%, 1.25% Floor)	10.2%	41,290,814	08/31/23	40,416,099	40,754,034

				10.2%	41,290,814		40,416,099	40,754,034

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt (continued)
Household Durables
	ShelterLogic Group(1)	06/29/18	Term Loan B - 8.38% (LIBOR + 5.87%, 1.00% Floor)	7.0%	$28,394,134	06/22/23	$28,139,227	$28,110,193

				7.0%	28,394,134		28,139,227	28,110,193

Information Technology Services
	Corcentric, Inc.	11/15/18	Term Loan - 8.86% (LIBOR + 6.00%, 1.50% Floor)	4.9%	19,788,000	11/15/23	19,306,033	19,570,332
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 8.89% (LIBOR + 6.00%, 1.50% Floor)	3.2%	13,192,000	11/15/23	13,192,000	13,046,888

				8.1%	32,980,000		32,498,033	32,617,220

Media
	Encompass Digital Media, Inc.	10/01/18	First Lien Term Loan - 10.03% inc. PIK (LIBOR + 6.38%, 1.25% Floor, 1.13% PIK)	7.2%	29,330,694	09/28/23	28,953,607	29,096,049
	Encompass Digital Media, Inc.(2)	10/01/18	Revolver - 10.01% (LIBOR + 7.50%, 1.25% Floor)	0.1%	361,080	09/28/23	361,080	358,191

				7.3%	29,691,774		29,314,687	29,454,240

	Winsight, LLC(2)	11/15/18	Term Loan - 9.12% (LIBOR + 6.50%, 1.00% Floor)	6.1%	24,384,186	11/15/23	23,682,288	24,311,033

				13.4%	54,075,960		52,996,975	53,765,273

Metals & Mining
	DBM Global, Inc.	11/30/18	Term Loan - 8.66% (LIBOR + 5.85%, 1.50% Floor)	12.5%	50,730,333	11/30/23	49,734,020	50,020,109

				12.5%	50,730,333		49,734,020	50,020,109

Personal Products
	VPI Aware Topco, LLC(5)	11/01/18	First Out Term Loan - 8.87% (LIBOR + 6.00%, 1.00% Floor)	13.1%	52,877,470	11/13/23	51,591,010	52,560,205

				13.1%	52,877,470		51,591,010	52,560,205

Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	10/29/18	Term Loan - 8.51% (LIBOR + 6.00%, 1.50% Floor)	8.4%	34,326,466	10/29/23	33,660,718	33,777,243
	Keeco Holdings, LLC	09/19/18	Term Loan - 9.47% (LIBOR + 7.00%, 1.00% Floor)	6.2%	24,833,813	09/19/23	24,357,394	24,833,813

				14.6%	59,160,279		58,018,112	58,611,056

	Total Debt Investments			134.3%			535,026,816	538,925,913

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
	Equity
Electronic Equipment, Instruments & Components
	SMTC Corporation(3)(4)		Warrant, expires 11/08/25	0.4%	393,902		$1,532,279	$1,607,120

	Total Equity Investments			0.4%	393,902		1,532,279	1,607,120

	Total Non-Controlled/Non-Affiliated Investments*			134.7%			$536,559,095	$540,533,033

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 2.31%			37.5%	150,656,465		$150,656,465	$150,656,465

	Total Investments 172.2%						$687,215,560	$691,189,498

	Unrealized depreciation on unfunded commitments (0.1%)							$(398,576)

	Liabilities in Excess of Other Assets (72.1%)							$(289,386,856)

	Net Assets 100.0%							$401,404,066

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of June 30, 2019 (unaudited)	As of December 31, 2018
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $693,611 and $536,559, respectively)	$701,661	$540,533
Cash and cash equivalents	127,432	160,995
Deferred financing costs	7,978	2,454
Interest receivable	2,868	2,106
Prepaid and other assets	—	804

Total Assets	$839,939	$706,892

Liabilities
Credit facilities payable	$352,000	$300,000
Incentive fee payable	4,525	—
Interest and credit facilities expense payable	2,540	893
Management fees payable	2,465	2,308
Unrealized depreciation on unfunded commitments	151	399
Directors’ fees payable	150	15
Organization costs payable to Adviser	—	741
Offering costs payable to Adviser	—	633
Directors’ fees reimbursable to Adviser	—	92
Other accrued expenses and other liabilities	737	407

Total Liabilities	$362,568	$305,488

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (13,734,010 and 10,672,260 units issued and outstanding, respectively)	$1,373,401	$1,067,226
Common Unitholders’ undrawn commitment (13,734,010 and 10,672,260 units issued and outstanding, respectively)	(913,401)	(668,226)
Common Unitholders’ offering costs	(633)	(633)

Common Unitholders’ capital	459,367	398,367
Accumulated Earnings	18,004	3,037

Total Members’ Capital	$477,371	$401,404

Total Liabilities and Members’ Capital	$839,939	$706,892

Net Asset Value Per Unit (Note 9)	$101.26	$100.23

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Investment Income:
Interest income from non-controlled/non-affiliated investments	$17,108	$359	$31,602	$359
Interest income from non-controlled/non-affiliated investments paid-in-kind	85	—	139	—
Other fee income from non-controlled/non-affiliated investments	71	—	71	—

Total investment income	17,264	359	31,812	359

Expenses:
Interest and credit facilities expenses	5,239	201	9,196	201
Management fees	2,536	98	4,641	98
Incentive fees	112	—	4,525	—
Professional fees	366	51	686	51
Administrative fees	234	161	419	161
Directors’ fees	96	176	190	190
Organization costs	—	—	—	95
Other expenses	40	—	96	—

Total expenses	8,623	687	19,753	796

Expenses recaptured by the Investment Adviser	—	597	—	488

Net expenses	8,623	1,284	19,753	1,284

Net investment income (loss)	$8,641	$(925)	$12,059	$(925)

Net realized and unrealized gain (loss) on investments
Net realized gain on non-controlled/non-affiliated investments	31	—	449	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(587)	407	4,324	407

Net realized and unrealized (loss) gain on investments	$(556)	$407	$4,773	$407

Net increase (decrease) in Members’ Capital from operations	$8,085	$(518)	$16,832	$(518)

Basic and diluted:
Income (Loss) per unit	$0.59	$(0.10)	$1.22	$(0.10)

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at March 31, 2018	$1	$—	$1
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment loss	—	(925)	(925)
Net change in unrealized appreciation/depreciation on investments	—	407	407
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	75,200	—	75,200

Total Increase (Decrease) in Members’ Capital for the three months ended June 30, 2018	75,200	(518)	74,682

Members’ Capital at June 30, 2018	$75,201	$(518)	$74,683

Members’ Capital at December 31, 2017	$1	$—	$1
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment loss	—	(925)	(925)
Net change in unrealized appreciation/depreciation on investments	—	407	407
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	75,200	—	75,200

Total Increase (Decrease) in Members’ Capital for the six months ended June 30, 2018	75,200	(518)	74,682

Members’ Capital at June 30, 2018	$75,201	$(518)	$74,683

Members’ Capital at March 31, 2019	$389,367	$9,919	$399,286
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	8,641	8,641
Net realized gain on investments	—	31	31
Net change in unrealized appreciation/depreciation on investments	—	(587)	(587)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	70,000	—	70,000

Total Increase in Members’ Capital for the three months ended June 30, 2019	70,000	8,085	78,085

Members’ Capital at June 30, 2019	$459,367	$18,004	$477,371

Members’ Capital at December 31, 2018	$398,367	$3,037	$401,404
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	12,059	12,059
Net realized gain on investments	—	449	449
Net change in unrealized appreciation/depreciation on investments	—	4,324	4,324
Distributions to Members from:
Distributable earnings	—	(1,865)	(1,865)
Return of unused capital	(146,453)	—	(146,453)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	207,453	—	207,453

Total Increase In Members’ Capital for the six months ended June 30, 2019	61,000	14,967	75,967

Members’ Capital at June 30, 2019	$459,367	$18,004	$477,371

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the six months ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$16,832	$(518)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(184,111)	(61,753)
Interest income paid-in-kind	(139)	—
Proceeds from sales and paydowns of investments	29,354	—
Net realized gain on investments	(449)	—
Net change in unrealized appreciation/depreciation on investments	(4,324)	(407)
Amortization of premium and accretion of discount, net	(1,707)	(8)
Amortization of deferred financing costs	1,018	55
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(762)	(234)
(Increase) decrease in prepaid and other assets	804	(376)
(Increase) decrease in organizational costs due from Adviser	—	411
(Increase) decrease in directors’ fees due from Adviser	—	77
Increase (decrease) in incentive fees payable	4,525	—
Increase (decrease) in interest and credit facilities expense payable	1,647	92
Increase (decrease) in management fees payable	157	98
Increase (decrease) in directors’ fees payable	135	164
Increase (decrease) in organization costs payable to Adviser	(741)	95
Increase (decrease) in offering costs payable to Adviser	(633)	—
Increase (decrease) in directors’ fees reimbursable to Adviser	(92)	14
Increase (decrease) in other accrued expenses and liabilities	330	212

Net cash used in operating activities	$(138,156)	$(62,078)

Cash Flows from Financing Activities
Contributions	$207,453	$75,200
Distributions	(1,865)	—
Return of unused capital	(146,453)	—
Deferred financing costs paid	(6,542)	(1,160)
Proceeds from credit facilities	128,000	57,500
Repayments of credit facilities	(76,000)	—

Net cash provided by financing activities	$104,593	$131,540

Net (decrease) increase in cash and cash equivalents	$(33,563)	$69,462
Cash and cash equivalents, beginning of period	$160,995	$1

Cash and cash equivalents, end of period	$127,432	$69,463

Supplemental and non-cash financing activities
Interest expense paid	$5,924	$4
Deemed distribution of income/contribution from Members	$1,865	$—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except for unit data)

June 30, 2019

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

The Commitment Period is subject to termination upon the occurrence of a Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more of Suzanne Grosso, Mark Gertzof or James S. Bold (each of such four persons, a “Key Person”) fail to devote substantially all of their business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that co-invest or potentially co-invest with the Company, on a combined basis (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Bold all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided, that, if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition of “Key Person Event” will be amended to take into account such successor. Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated in this paragraph, the Commitment Period shall be automatically terminated upon such Key Person Event. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided that such replacement has been approved by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). If such replacement(s) end the occurrence of a Key Person Event, the Commitment Period will automatically be reinstated.

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

June 30, 2019

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

As of June 30, 2019, the Company had sold 13,734,010 Units for an aggregate offering price of $1,373,401. Each Unitholder is obligated to contribute capital equal to its respective capital commitment to the Company (the “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2019, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Unitholder	$1,373,401	$913,401	33.5%	13,734,010

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

The Recallable Amount as of June 30, 2019 was $0.

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

June 30, 2019

2. Significant Accounting Policies (Continued)

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

Investments: The Company measures the fair value of its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers the principal market of its investments to be the market in which the investment trades with the greatest volume and level of activity.

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

Organization and Offering Costs: The Company expensed organization costs totaling $740 (net of $380 in Adviser reimbursement) since its inception through December 31, 2018. No additional organization costs were incurred during the three and six months ended June 30, 2019. Offering costs totaling $633 (net of $324 in Adviser reimbursement) was charged directly to Members’ Capital on December 31, 2018. No additional offering costs were incurred during the three and six months ended June 30, 2019. The Company did not bear more than an amount equal to 10 basis points of the aggregate capital commitments for organization and offering expenses.

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At June 30, 2019, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value, and are classified as Level 1 in the GAAP valuation hierarchy.

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

June 30, 2019

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

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instrument —Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update provide a variety of technical corrections and improvements to how entities should account for financial instruments and shorten the amortization period for certain callable debt securities held at premium. For public entities, this update is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years beginning after June 15, 2018. The Company adopted this ASU during the third quarter of fiscal 2018 and such adoption did not have a material impact on the Company’s consolidated financial statements.

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

June 30, 2019

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2019:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$699,995	$699,995
Equity	1,666	—	—	1,666
Cash equivalents	106,466	—	—	106,466

Total Assets	$108,132	$—	$699,995	$808,127

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

June 30, 2019

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2019 and 2018:

	Debt	Total
Balance, April 1, 2019	$642,315	$642,315
Purchases*	64,711	64,711
Sales and paydowns of investments	(7,121)	(7,121)
Amortization of premium and accretion of discount, net	855	855
Net realized gains	31	31
Net change in unrealized appreciation/depreciation	(796)	(796)

Balance, June 30, 2019	$699,995	$699,995

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2019	$(758)	$(758)

*	Includes payments received in-kind

	Debt	Total
Balance, January 1, 2019	$538,926	$538,926
Purchases*	184,099	184,099
Sales and paydowns of investments	(29,354)	(29,354)
Amortization of premium and accretion of discount, net	1,707	1,707
Net realized gains	449	449
Net change in unrealized appreciation/depreciation	4,168	4,168

Balance, June 30, 2019	$699,995	$699,995

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2019	$4,271	$4,271

*	Includes payments received in-kind

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

June 30, 2019

3. Investment Valuation and Fair Value Measurements (Continued)

	Debt	Total
Balance, April 1, 2018	$—	$—
Purchases*	61,753	61,753
Amortization of premium and accretion of discount, net	8	8
Net change in unrealized appreciation/depreciation	407	407

Balance, June 30, 2018	$62,168	$62,168

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2018	$407	$407

*	Includes payments received in-kind

	Debt	Total
Balance, January 1, 2018	$—	$—
Purchases*	61,753	61,753
Amortization of premium and accretion of discount, net	8	8
Net change in unrealized appreciation/depreciation	407	407

Balance, June 30, 2018	$62,168	$62,168

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2018	$407	$407

*	Includes payments received in-kind

The Company did not have any transfers between levels during the three and six months ended June 30, 2019 and 2018.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2019:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$506,973	Income Method	Weighted Average Cost of Capital	6.2% to 14.7%	9.0%	Decrease
			Shadow Credit Rating	B+ to CCC+	N/A	Increase
Debt	$164,082	Income Method	Shadow Credit Rating	B+ to CCC+	N/A	Increase
Debt	$28,940	Income Method	Shadow Discount Rate	10.1%	10.1%	Decrease

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

June 30, 2019

3. Investment Valuation and Fair Value Measurements (Continued)

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

June 30, 2019

4. Agreements and Related Party Transactions (Continued)

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

June 30, 2019

4. Agreements and Related Party Transactions (Continued)

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

June 30, 2019

4. Agreements and Related Party Transactions (Continued)

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

June 30, 2019

4. Agreements and Related Party Transactions (Continued)

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

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized losses by investment as of June 30, 2019 and December 31, 2018:

		June 30, 2019		December 31, 2018
Unfunded Commitments	Maturity / Expiration	Amount	Unrealized Losses	Amount	Unrealized Losses
Hometown Food Company	August 2023	$5,881	$24	$5,881	$77
Encompass Digital Media, Inc.	September 2023	1,589	22	2,167	30
SMTC Corporation	May 2019	—	—	3,902	144
Winsight, LLC	November 2023	2,217	11	2,217	16
Winsight, LLC	November 2021	18,842	94	18,842	132

Total		$28,529	$151	$33,009	$399

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2019, the Company is not aware of any pending or threatened litigation.

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

6. Members’ Capital

The Company’s Unit activity for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Units at beginning of period	13,734,010	10	10,672,260	10
Units issued and committed	—	5,054,250	3,061,750	5,054,250

Units issued and committed at end of period	13,734,010	5,054,260	13,734,010	5,054,260

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

June 30, 2019

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

The Natixis Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2019, the Company was in compliance with such covenants.

As of June 30, 2019, the Natixis Borrowing Base assets were greater than the Natixis Maximum Commitment. As of December 31, 2018, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Credit Facility as of June 30, 2019 and December 31, 2018 is as follows:

Natixis Credit Facility	Total Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2019	$400,000	$252,000	$148,000
As of December 31, 2018	$400,000	$300,000	$55,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

June 30, 2019

7. Credit Facilities (Continued)

On April 11, 2019, the Borrower amended and restated the PNC Credit Agreement (as amended, the “Amended PNC Credit Agreement”) for the PNC Credit Facility. The Amended PNC Credit Agreement, among other things, (a) increased the total commitments under the PNC Credit Facility from $400,000 to $600,000 (the “Amended PNC Maximum Commitment”) and (b) made certain modifications to the calculation of the borrowing base under the prior facility, including the eligibility requirements of collateral obligations pledged under the PNC Credit Facility and loan portfolio concentration limits.

The Borrower’s obligations under the PNC Credit Facility are secured by a first priority security interest in all of the assets of the Borrower, including its portfolio of loans has been contributed by the Company to the Borrower in exchange for 100% of the membership interest of the Borrower and any payments received in respect of such loans. The Company may contribute or sell to the Borrower additional loans from time to time after the closing date, which shall be pledged in favor of the lenders under the PNC Credit Facility.

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2019, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of June 30, 2019, the PNC Borrowing Base assets were less than the Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of June 30, 2019 is as follows:

PNC Credit Facility	Total Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2019	$600,000	$100,000	$334,246

(1)	The amount available considers any limitations related to the debt facility borrowing.

All borrowings under the PNC Credit Facility as of June 30, 2019 were from the revolving line of credit. The Borrower had no term loan borrowings under the PNC Credit Facility as of June 30, 2019. The carrying amount of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of June 30, 2019 and December 31, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate, and the Credit Facilities’ terms and conditions. The Company incurred financing costs of $3,000 and $4,400, in connection with the Natixis Credit Agreement and the PNC Credit Agreement, respectively. In addition, the Company incurred an additional $2,070 in financing costs in connection with the Amended PNC Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the respective life of the Natixis Credit Facility and PNC Credit Facility. As of June 30, 2019 and December 31, 2018, $7,978 and $2,454, respectively, of such prepaid deferred financing costs had yet to be amortized.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

June 30, 2019

7. Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Credit facilities interest expense	$3,771	$45	$6,862	$45
Unused fees	818	51	1,266	51
Administrative fees	50	50	50	50
Amortization of deferred financing costs	600	55	1,018	55

Total	$5,239	$201	$9,196	$201

Weighted average interest rate	4.24%	3.51%	4.17%	3.51%
Average outstanding balance	$351,703	$8,894	$327,033	$8,894

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

As of June 30, 2019 and December 31, 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes is as follows:

	June 30, 2019	December 31, 2018
Cost of investments for federal income tax purposes	$800,077	$687,614
Unrealized appreciation	$9,750	$4,804
Unrealized depreciation	$1,700	$1,229
Net unrealized appreciation on investments	$8,050	$3,575

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

June 30, 2019

9. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2019 and 2018 is presented below.

	For the Six Months Ended June 30,
	2019(1)	2018(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$100.23	$100.00

Net Decrease in Common Unitholder NAV from Prior Period	(0.05)	—

Income (Loss) from Investment Operations:
Net investment income (loss)	0.88	(0.18)
Net realized and unrealized gain	0.34	0.08

Total from investment operations	1.22	(0.10)
Less Distributions:
From distributable earnings	(0.14)	—

Total distributions	(0.14)	—

Net Asset Value Per Unit (accrual base), End of Period	$101.26	$99.90
Unitholder Total Return(2)(3)	4.5%	(1.33)%
Unitholder IRR before incentive fees(4)	10.6%	0.00%
Unitholder IRR after all fees and expenses(4)	9.0%	0.00%
Ratios and Supplemental Data
Members’ Capital, end of period	$477,371	$74,683
Units outstanding, end of period	13,734,010	5,054,260
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	10.33%	9.56%
Expenses reimbursed by Investment Adviser(3)	—%	3.10%

Ratio of net expenses to average net assets(6)	10.33%	12.66%
Ratio of financing cost to average net assets(3)	2.39%	1.27%
Ratio of net investment income (loss) before expense recapture to average net assets(5)	6.31%	(5.58)%
Ratio of net investment income (loss) to average net assets(6)	6.31%	(11.83)%
Ratio of incentive fees to average net assets(5)	2.37%	—%
Credit facility payable	$352,000	$57,500
Asset coverage ratio	2.4	2.3
Portfolio turnover rate(3)	5.0%	0.0%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2019 and 2018, respectively.
(2)

The Total Return for the six months ended June 30, 2019 and 2018 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(3)	Not annualized.
(4)

The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 10.6%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.0%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(5)	Annualized except for organizational costs.
(6)	Annualized except for organizational costs and expenses recaptured by the Adviser.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

June 30, 2019

10. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

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

On August 18, 2017, we sold and issued 10 Units at an aggregate purchase price of $1 thousand to TCW Asset Management Company LLC (the “Adviser”), an affiliate of the TCW Group, Inc.

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

As of June 30, 2019, we have sold 13,734,010 Units for an aggregate offering price of approximately $1.4 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per Unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

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

We expensed organization costs totaling $0.7 million (net of $0.4 million in Adviser reimbursement) since our inception through December 31, 2018. No additional organization costs were incurred during the three and six months ended June 30, 2019. Offering costs totaling $0.6 million (net of $0.3 million in Adviser reimbursement) was charged directly to Members’ Capital on December 31, 2018. No additional offering costs were incurred during the three and six months ended June 30, 2019. We did not bear more than an amount equal to 10 basis points of the aggregate capital commitments for organization and offering expenses.

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

Investment Activity

As of June 30, 2019, our non-controlled/non-affiliated portfolio consisted of 24 debt investments and one equity investment. Based on fair values as of June 30, 2019, our non-controlled/non-affiliated portfolio was 99.8% invested in debt investments, which were mostly senior secured, term loans. The remaining 0.2% represented our equity investment.

As of December 31, 2018, our non-controlled/non-affiliated portfolio consisted of 20 debt investments and one equity investment. Based on fair values as of December 31, 2018, our non-controlled/non-affiliated portfolio was 99.7% invested in debt investments, which were mostly senior secured, term loans. The remaining 0.3% represented our equity investment.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of June 30, 2019:

Industry	Percent of Total Investments
Textiles, Apparel & Luxury Goods	13%
Household Durables	10%
Energy Equipment and Services	10%
Aerospace & Defense	9%
Communications Equipment	8%
Personal Products	8%
Metals & Mining	7%
Food Products	6%
Electronic Equipment, Instrument & Components	5%
Multiline Retail	5%
Information Technology Services	5%
Media	4%
Auto Components	4%
Professional Services	3%
Construction and Engineering	3%

Total	100%

Interest income from non-controlled/non-affiliated investments was $17.2 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, of which $0.1 million during the three months ended June 30, 2019 was paid-in-kind. Interest income from non-controlled/non-affiliated investments was $31.7 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively, of which $0.1 million during the six months ended June 30, 2019 was interest income paid-in-kind.

Results of Operations

Our operating results for the three and six months ended June 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Total investment income	$17,264	$359	$31,812	$359
Net expenses	8,623	1,284	19,753	1,284

Net investment income (loss)	8,641	(925)	12,059	(925)

Net realized gain on non-controlled/non-affiliated investments	31	—	449	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(587)	407	4,324	407

Net increase (decrease) in Members’ Capital from operations	$8,085	$(518)	$16,832	$(518)

Total investment income

Total investment income for the three months ended June 30, 2019 and 2018 was $17.3 million and $0.4 million, respectively. Total investment income for the six months ended June 30, 2019 and 2018 was $31.8 million and $0.4 million, respectively. The majority of our interest income for the three and six months ended June 30, 2019 was from non-controlled/non-affiliated investments, while all of our interest income from the three and six months ended June 30, 2018 was from non-controlled/non-affiliated investments.

The increase in total investment income during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 reflects our ramp up of operations since the quarter ended June 30, 2018, which is when we commenced operations.

During the three and six months ended June 30, 2019, total interest income included $0.1 million in other fee income from non-controlled/non-affiliated investments.

Net investment income (loss)

Net investment income (loss) for the three months ended June 30, 2019 and 2018 was $8.6 million and ($0.9) million, respectively. Net investment income (loss) for the six months ended June 30, 2019 was $12.1 million and ($0.9) million, respectively. Our net investment income during the three and six months ended June 30, 2019 compared to the net investment loss during the three and six months ended June 30, 2018 reflects our investment activity, which commenced during, and ramped up subsequent to, the quarter ended June 30, 2018.

Operating expenses for the three and six months ended June 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Expenses:
Interest and credit facilities expenses	$5,239	$201	$9,196	$201
Management fees	2,536	98	4,641	98
Incentive fees	112	—	4,525	—
Professional fees	366	51	686	51
Administrative fees	234	161	419	161
Directors’ fees	96	176	190	190
Organization costs	—	—	—	95
Other expenses	40	—	96	—

Total expenses	8,623	687	19,753	796

Expenses recaptured by the Investment Adviser	—	597	—	488

Net expenses	$8,623	$1,284	$19,753	$1,284

Our total expenses were $8.6 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively. Our expenses for the three months ended June 30, 2019 include management and incentive fees attributed to the Adviser of $2.5 million and $0.1 million, respectively. Our internal rate of return since inception through June 30, 2019 exceeded the hurdle rate, as defined in our Advisory Agreement. Accordingly, we recorded $4.5 million in incentive fees payable to the Adviser as of June 30, 2019. The increase in operating expenses during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 is primarily due to higher interest and credit facility expenses as well as higher management fees, reflecting a full quarter of ramped up investing activity. As previously noted, we commenced operations during the quarter ended June 30, 2018.

Our total expenses were $19.8 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. Our expenses for the six months ended June 30, 2019 include management and incentive fees attributed to the Adviser of $4.6 million and $4.5 million, respectively, due to our internal rate of return since inception exceeding the hurdle rate as of June 30, 2019. The increase in total expenses during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 is due to us being fully operational during the current period, versus the prior year comparative period, in which we did not commence operations until the second quarter.

Net expenses during the three and six months ended June 30, 2018 included an expense recapture of $0.6 million and $0.5 million, respectively. The expense recapture during the three and six months ended June 30, 2018 is primarily due to organizational and offering costs that were previously reimbursed by the Adviser.

Net realized gain on non-controlled/non-affiliated investments

Our net realized gain on non-controlled/non-affiliated investments for the three months ended June 30, 2019 and 2018 was $31 thousand and $0, respectively. Our net realized gain on non-controlled/non-affiliated investments for the six months ended June 30, 2019 and 2018 was $0.4 million and $0, respectively. Our net realized gain during the six months ended June 30, 2019 was primarily attributable to our partial disposition of our term loans to SMTC Corporation.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended June 30, 2019 and 2018 was ($0.6) million and $0.4 million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended June 30, 2019 was largely due to our term loans to Centric Brands, Inc., Production Resource Group, LLC, and Keeco Holdings, LLC, which collectively recognized $2.4 million in unrealized depreciation during the three months ended June 30, 2019. These were partially offset by our term loans to PSS Industrial Group Corp. and Torrid LLC, which, together, recorded $1.7 million in unrealized appreciation during the quarter.

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the six months ended June 30, 2019 and 2018 was $4.3 million and $0.4 million, respectively. Our net change in unrealized appreciation/depreciation for the six months ended June 30, 2019 was largely due to our term loans to DBM Global, Inc. and Torrid LLC, which, together, recognized $2.1 million in unrealized gains. We also recognized unrealized gains from our term loans to PSS Industrial Group Corp.; AVI-SPL, Inc., Sparton Corporation, Greenfield World Trade Inc., and Centric Brands Inc., which collectively, recognized $3.3 million in unrealized appreciation during the six months ended June 30, 2019. These were partially offset by our term loan to Keeco Holdings, LLC, which recorded $1.1 million in unrealized depreciation during the period.

Net increase (decrease) in Members’ Capital from operations

Our net increase (decrease) in members’ capital from operations during the three months ended June 30, 2019 and 2018 was $8.1 million and ($0.5) million, respectively. Our net increase (decrease) in members’ capital from operations during the six months ended June 30, 2019 and 2018 was $16.8 million and ($0.5) million, respectively.

The increase during the three and six months ended June 30, 2019 is primarily attributable to our investments being in place for the entire first half of fiscal year 2019 compared to 2018, during which we did not commence investment activity until the second quarter. As previously noted, the decrease during the three and six months ended June 30, 2018 is primarily attributable to the commencement of operations which took place during the second quarter of fiscal year 2018. During this period, our expenses outpaced our investment income as we ramped up operations.

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

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of June 30, 2019, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

June 30, 2019
Commitments	$1,373,401
Undrawn commitments	$913,401
Percentage of commitments funded	33.5%
Units	13,734,010

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

The Natixis Maximum Commitment may be periodically increased in amounts designated by us, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement is May 10, 2021, unless such date is extended at our option, no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%. On September 21, 2018, the Natixis Maximum Commitment increased from $150,000 to $275,000. On November 5, 2018, the Natixis Maximum Commitment increased from $275,000 to $400,000.

The Natixis Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of June 30, 2019 we were in compliance with such covenants.

As of June 30, 2019, the Natixis Borrowing Base assets were greater than the Natixis Maximum Commitment. As of December 31, 2018, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Credit Facility as of June 30, 2019 and December 31, 2018 is as follows:

Natixis Credit Facility	Total Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2019	$400,000	$252,000	$148,000
As of December 31, 2018	$400,000	$300,000	$55,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

On January 29, 2019, TCW DL VII Financing LLC (the “Borrower” or “TCW DL VII Financing”), a newly-formed, wholly-owned, special purpose financing subsidiary of ours, entered into a senior secured credit facility (the “PNC Credit Facility” and together with the Natixis Credit Facility, the “Credit Facilities”) pursuant to a credit and security agreement (the “PNC Credit Agreement”) with PNC Bank, National Association (“PNC”), as facility agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent.

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

On April 11, 2019, the Borrower amended and restated the PNC Credit Agreement (as amended, the “Amended PNC Credit Agreement”) for the PNC Credit Facility. The Amended PNC Credit Agreement, among other things, (a) increased the total commitments under the PNC Credit Facility from $400,000 to $600,000 (the “Amended PNC Maximum Commitment”) and (b) made certain modifications to the calculation of the borrowing base under the prior facility, including the eligibility requirements of collateral obligations pledged under the PNC Credit Facility and loan portfolio concentration limits.

The Borrower’s obligations under the PNC Credit Facility, are secured by a first priority security interest in all of the assets of the Borrower, including its portfolio of loans which has been contributed by us to the Borrower, in exchange for 100% of the membership interest of the Borrower and any payments received in respect of such loans. We may contribute or sell to the Borrower additional loans from time to time after the closing date, which shall be pledged in favor of the lenders under the PNC Credit Facility.

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2019, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of June 30, 2019, the PNC Borrowing Base were less than the Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the Amended PNC Credit Facility as of June 30, 2019 is as follows:

PNC Credit Facility	Total Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2019	$600,000	$100,000	$334,246

(1)	The amount available considers any limitations related to the debt facility borrowing.

All borrowings under the PNC Credit Facility as of June 30, 2019 were from the revolving line of credit. The Borrower had no term loan borrowings under the PNC Credit Facility as of June 30, 2019. The carrying amount of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of June 30, 2019 and December 31, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate, and the Credit Facilities’ terms and conditions. We incurred financing costs of $3,000 and $4,400, in connection with the Natixis Credit Agreement and the PNC Credit Agreement, respectively. In addition, we incurred an additional $2,070 in financing costs in connection with the Amended PNC Credit Agreement. We recorded these costs as deferred financing costs on our Consolidated Statements of Asset and Liabilities and these costs are being amortized over the respective life of the Natixis Credit Facility and PNC Credit Facility. As of June 30, 2019 and December 31, 2018, $7,978 and $2,454, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Credit facilities interest expense	$3,771	$45	$6,862	$45
Unused fees	818	51	1,266	51
Administrative fees	50	50	50	50
Amortization of deferred financing costs	600	55	1,018	55

Total	$5,239	$201	$9,196	$201

Weighted average interest rate	4.24%	3.51%	4.17%	3.51%
Average outstanding balance	$351,703	$8,894	$327,033	$8,894

We had the following unfunded commitments and unrealized losses by investment as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	Maturity / Expiration	June 30, 2019		December 31, 2018
Unfunded Commitments		Amount	Unrealized Losses	Amount	Unrealized Losses
Hometown Food Company	August 2023	$5,881	$24	$5,881	$77
Encompass Digital Media, Inc.	September 2023	1,589	22	2,167	30
SMTC Corporation	May 2019	—	—	3,902	144
Winsight, LLC	November 2023	2,217	11	2,217	16
Winsight, LLC	November 2021	18,842	94	18,842	132

Total		$28,529	$151	$33,009	$399

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At June 30, 2019, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2019, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2019 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$24,663	$10,707	$13,956
Up 200 basis points	16,442	7,138	9,304
Up 100 basis points	8,221	3,569	4,652
Down 100 basis points	(6,346)	(3,722)	(2,624)
Down 200 basis points	(2,438)	(7,242)	4,804
Down 300 basis points	(2,438)	(8,539)	6,101

ITEM 4.	CONTROLS AND PROCEDURES

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

Sales of unregistered securities

None.

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

TCW DIRECT LENDING VII LLC

Date: August 12, 2019	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 12, 2019	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer