Form 10-Q
period 2019-09-30
TCW Direct Lending VII LLC
filed 2019-11-04
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of September 30, 2019, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 4, 2019 was 13,734,010.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Aerospace & Defense
	Columbia Helicopters, Inc.	08/20/19	Term Loan - 9.52% (LIBOR + 7.50%, 1.50% Floor)	10.0%	$62,310,000	08/20/24	$61,068,668	$62,746,170
	DynCorp International Inc.	08/16/19	Term Loan B - 8.03% (LIBOR + 6.00%, 1.00% Floor)	4.8%	30,390,000	08/16/25	29,481,261	30,238,050
	Heligear Acquisition Co.	07/30/19	Term Loan - 9.11% (LIBOR + 7.00%, 1.50% Floor)	9.6%	60,133,846	07/30/24	58,947,976	60,735,184
	Navistar Defense, LLC	12/31/18	Term Loan B - 8.30% (LIBOR + 6.25%, 1.50% Floor)	3.5%	21,830,638	12/29/23	21,302,939	22,048,944
	Sparton Corporation(1)	03/04/19	First Lien Term Loan - 9.34% (LIBOR + 7.25%, 1.50% Floor)	6.8%	42,452,625	03/04/24	41,554,623	42,707,341

				34.7%	217,117,109		212,355,467	218,475,689

Auto Components
	Shipston Group U.S. Inc.(1)	09/28/18	Term Loan - 8.57% (LIBOR + 6.25%, 1.25% Floor)	4.1%	26,036,788	09/28/23	25,693,647	25,750,383

				4.1%	26,036,788		25,693,647	25,750,383

Chemicals
	Verdesian Life Sciences, LLC	07/22/19	Term Loan - 9.55% (LIBOR + 7.50%, 1.75% Floor)	8.2%	51,810,150	06/27/24	50,814,774	51,758,340

				8.2%	51,810,150		50,814,774	51,758,340

Communications Equipment
	AVI-SPL, Inc.	05/16/18	Third Additional Term Loan - 8.00% (LIBOR + 5.88%, 1.00% Floor)	4.7%	29,265,277	04/27/21	29,187,386	29,440,869
	Production Resource Group, LLC(1)	08/21/18	Term Loan - 9.16% (LIBOR + 7.00%, 1.00% Floor)	4.5%	29,989,286	08/21/24	29,256,606	28,189,929

				9.2%	59,254,563		58,443,992	57,630,798

Construction & Engineering
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 8.60% (LIBOR + 5.50%, 1.00% Floor, 1.00% PIK)	0.5%	3,651,091	08/20/24	3,651,091	3,326,144
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 8.54% inc PIK (LIBOR + 5.50%, 1.00% Floor, 1.00% PIK)	2.7%	18,255,457	08/20/24	17,889,154	16,630,721

				3.2%	21,906,548		21,540,245	19,956,865

Construction Materials
	United Poly System Holding, Inc.(2)	07/24/19	Revolver - 8.61% (LIBOR + 6.50%, 1.50% Floor)	0.4%	2,432,000	06/07/24	2,432,000	2,405,248
	United Poly System Holding, Inc.	07/24/19	Term Loan - 8.61% (LIBOR + 6.50%, 1.50% Floor)	4.7%	30,020,000	06/07/24	29,261,079	29,989,980

				5.1%	32,452,000		31,693,079	32,395,228

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Diversified Consumer Services
	American Academy Holding, LLC	08/14/19	Term Loan - 11.62% inc PIK (LIBOR + 5.25%, 1.00% Floor, 3.75% PIK)	4.8%	$30,579,093	06/15/23	$29,840,808	$30,395,619

				4.8%	30,579,093		29,840,808	30,395,619

Electronic Equipment, Instruments & Components
	SMTC Corporation(3)	11/08/18	Term Loan A - 10.86% (LIBOR + 8.75%, 1.75% Floor)	3.8%	23,659,933	11/08/23	22,657,807	24,014,832

				3.8%	23,659,933		22,657,807	24,014,832

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan B - 8.66% (LIBOR + 6.25%, 1.25% Floor)	5.8%	37,178,513	09/07/23	36,590,721	36,546,479
	PSS Industrial Group Corp.	04/12/19	Term Loan - 8.20% (LIBOR + 6.00%, 1.00% Floor)	3.3%	20,718,893	04/10/25	20,241,601	20,718,893

				9.1%	57,897,406		56,832,322	57,265,372

Food Products
	Hometown Food Company(2)	08/31/18	Revolver - 7.05% (LIBOR + 5.00%, 1.25% Floor)	0.3%	2,156,431	08/31/23	2,156,431	2,137,023
	Hometown Food Company	08/31/18	Term Loan - 7.05% (LIBOR + 5.00%, 1.25% Floor)	6.3%	40,027,178	08/31/23	39,315,567	39,666,934

				6.6%	42,183,609		41,471,998	41,803,957

Health Care Providers & Services
	Akumin, Inc.	07/22/19	Term Loan B - 8.04% (LIBOR + 6.00%, 1.00% Floor)	8.7%	55,510,875	05/31/24	54,445,066	55,011,277

				8.7%	55,510,875		54,445,066	55,011,277

Household Durables
	Greenfield World Trade, Inc.(1)	03/04/19	Last Out Term Loan - 11.55% (LIBOR + 9.50%, 1.50% Floor)	6.8%	42,681,009	03/04/24	41,865,282	42,595,647
	SLogic Holding Corp.(1)	06/29/18	Term Loan B - 7.98% (LIBOR + 5.87%, 1.00% Floor)	4.1%	27,966,082	06/22/23	27,757,120	26,176,253

				10.9%	70,647,091		69,622,402	68,771,900

Information Technology Services
	Corcentric, Inc.	11/15/18	Term Loan - 9.20% (LIBOR + 7.00%, 1.50% Floor)	3.1%	19,491,180	11/15/23	19,089,524	19,491,180
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 9.20% (LIBOR + 7.00%, 1.50% Floor)	2.1%	12,994,120	11/15/23	12,994,120	12,994,120
	Global Holdings, LLC	09/17/19	Term Loan - 8.39% (LIBOR + 6.25%, 1.00% Floor)	4.7%	29,641,120	09/13/23	29,200,775	29,700,402

				9.9%	62,126,420		61,284,419	62,185,702

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Media
	Encompass Digital Media, Inc.	10/01/18	First Lien Term Loan - 9.77% inc. PIK (LIBOR + 6.38%, 1.25% Floor, 1.13% PIK)	4.6%	$29,581,872	09/28/23	$29,264,455	$29,019,817
	Encompass Digital Media, Inc.(2)	10/01/18	Revolver - 9.83% (LIBOR + 7.50%, 1.25% Floor)	0.2%	1,083,239	09/28/23	1,083,239	1,062,657

				4.8%	30,665,111		30,347,694	30,082,474

	Innerworkings, Inc.	07/23/19	Term Loan - 11.78% (LIBOR + 9.75%, 1.75% Floor)	6.2%	39,222,338	07/16/24	36,471,547	39,457,672

				11.0%	69,887,449		66,819,241	69,540,146

Metals & Mining
	DBM Global, Inc.	11/30/18	Term Loan - 7.90% (LIBOR + 5.85%, 1.50% Floor)	7.8%	48,827,946	11/30/23	48,014,963	48,974,430

				7.8%	48,827,946		48,014,963	48,974,430

Multiline Retail
	Torrid LLC	06/14/19	Term Loan - 8.94% (LIBOR + 6.75%, 1.00% Floor)	5.6%	35,560,000	12/16/24	34,803,527	35,560,000

				5.6%	35,560,000		34,803,527	35,560,000

Personal Products
	VPI Aware Topco, LLC(4)	11/13/18	First Out Term Loan - 8.11% (LIBOR + 6.00%, 1.00% Floor)	8.3%	52,295,726	11/13/23	51,219,495	52,191,134

				8.3%	52,295,726		51,219,495	52,191,134

Professional Services
	Winsight, LLC(2)	11/15/18	Term Loan - 8.05% (LIBOR + 6.00%, 1.00% Floor)	3.8%	24,201,305	11/15/23	23,611,910	24,225,506

				3.8%	24,201,305		23,611,910	24,225,506

Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	11/07/18	Term Loan - 8.26% (LIBOR + 6.00%, 1.50% Floor)	5.3%	33,940,294	10/29/23	33,384,345	33,566,951
	Keeco Holdings, LLC	09/19/18	Term Loan - 10.55% (LIBOR + 7.75%, 1.75% Floor)	9.0%	59,106,882	03/15/24	58,099,475	56,801,713

				14.3%	93,047,176		91,483,820	90,368,664

	Total Debt Investments			169.1%			$1,052,648,982	$1,066,275,842

	Equity				Shares
Construction Materials
	United Poly System Holding, Inc.(5)		Common Stock	0.0%	7,550		$755,000	$6,973

				0.0%	7,550		755,000	6,973

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
Electronic Equipment, Instruments & Components
	SMTC Corporation(3),(5)		Warrant, expires 11/08/25	0.1%	441,938		$1,683,113	$954,586

				0.1%	441,938		1,683,113	954,586

Media
	Innerworkings, Inc.(5)		Warrant, expires 07/16/24	0.4%	530,381		1,904,067	2,349,588

				0.4%	530,381		1,904,067	2,349,588

	Total Equity Investments			0.5%			4,342,180	3,311,147

	Total Non-Controlled/Non-Affiliated Investments			169.6%			$1,056,991,162	$1,069,586,989

							Cost
	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.86%			4.2%	26,605,192		$26,605,192	$26,605,192

	Total Investments 173.8%						$1,083,596,354	$1,096,192,181

	Net unrealized depreciation on unfunded commitments (0.0%)							$(218,769)

	Liabilities in Excess of Other Assets (73.8%)							$(465,309,942)

	Net Assets 100.0%							$630,663,470

*

The fair value of the SMTC Corporation warrants and Innerworkings, Inc. warrants is based on the quoted market price of the issuer’s stock as of September 30, 2019. Such warrants are considered to be Level 1 securities within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

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

(3)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2019, $58,536,369 or 5.2% of the Company’s total assets were represented by “non-qualifying assets.”

(4)	The Company is required to disburse a portion of its interest income from this term loan to the “first out” tranche holders of the portfolio company’s first lien senior secured loans.
(5)	Non-income producing.

LIBOR—London Interbank Offered Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $610,059,332 and $93,923,220, respectively, for nine months ended September 30, 2019. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown of Portfolio
United States	95.0%
Canada	5.0%

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

*

The fair value of the SMTC Corporation warrants is based on the quoted market price of the issuer’s stock as of December 31, 2018. Such warrants are considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of September 30, 2019 (unaudited)	As of December 31, 2018
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,056,991 and $536,559, respectively)	$1,069,587	$540,533
Cash and cash equivalents	48,771	160,995
Receivable for investments sold	8,808	—
Deferred financing costs	7,762	2,454
Interest receivable	5,619	2,106
Prepaid and other assets	—	804

Total Assets	$1,140,547	$706,892

Liabilities
Credit facilities payable	$492,000	$300,000
Incentive fee payable	9,757	—
Management fees payable	3,853	2,308
Interest and credit facilities expense payable	3,276	893
Directors’ fees payable	230	15
Unrealized depreciation on unfunded commitments	219	399
Organization costs payable to Adviser	—	741
Offering costs payable to Adviser	—	633
Directors’ fees reimbursable to Adviser	—	92
Other accrued expenses and other liabilities	549	407

Total Liabilities	$509,884	$305,488

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (13,734,010 and 10,672,260 units issued and outstanding, respectively)	$1,373,401	$1,067,226
Common Unitholders’ undrawn commitment (13,734,010 and 10,672,260 units issued and outstanding, respectively)	(773,401)	(668,226)
Common Unitholders’ offering costs	(633)	(633)

Common Unitholders’ capital	599,367	398,367
Accumulated Earnings	31,296	3,037

Total Members’ Capital	$630,663	$401,404

Total Liabilities and Members’ Capital	$1,140,547	$706,892

Net Asset Value Per Unit (Note 9)	$102.23	$100.23

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Investment Income:
Interest income from non-controlled/non-affiliated investments	$24,893	$2,582	$56,495	$2,941
Interest income from non-controlled/non-affiliated investments paid-in-kind	132	—	271	—
Other fee income from non-controlled/non-affiliated investments	27	—	98	—

Total investment income	25,052	2,582	56,864	2,941

Expenses:
Interest and credit facilities expenses	6,891	884	16,087	1,085
Incentive fees	5,232	950	9,757	950
Management fees	3,853	592	8,494	691
Professional fees	185	121	871	171
Administrative fees	290	130	709	291
Directors’ fees	94	95	284	284
Organization costs	—	—	—	95
Other expenses	(5)	41	91	41

Total expenses	16,540	2,813	36,293	3,608

Expenses recaptured by the Adviser	—	203	—	692

Net expenses	16,540	3,016	36,293	4,300

Net investment income (loss)	$8,512	$(434)	$20,571	$(1,359)

Net realized and unrealized gain (loss) on investments
Net realized gain on non-controlled/non-affiliated investments	$302	$150	$751	$150
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	4,478	4,602	8,802	5,009

Net realized and unrealized gain on investments	$4,780	$4,752	$9,553	$5,159

Net increase in Members’ Capital from operations	$13,292	$4,318	$30,124	$3,800

Basic and diluted:
Income per unit	$0.97	$0.61	$2.19	$0.54

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2017	$1	$—	$1
Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2018	—	—	—

Members’ Capital at March 31, 2018	$1	$—	$1

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment loss	—	(925)	(925)
Net change in unrealized appreciation/depreciation on investments	—	407	407
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	75,200	—	75,200

Total Increase (Decrease) in Members’ Capital for the three months ended June 30, 2018	75,200	(518)	74,682

Members’ Capital at June 30, 2018	$75,201	$(518)	$74,683

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment loss	—	(434)	(434)
Net realized gain on investments	—	150	150
Net change in unrealized appreciation/depreciation on investments	—	4,602	4,602
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	198,799	—	198,799

Total Increase In Members’ Capital for the three months ended September 30, 2018	198,799	4,318	203,117

Members’ Capital at September 30, 2018	$274,000	$3,800	$277,800

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2018	$398,367	$3,037	$401,404
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	3,418	3,418
Net realized gain on investments	—	418	418
Net change in unrealized appreciation/depreciation on investments	—	4,911	4,911
Distributions to Members from:
Distributable earnings	—	(1,865)	(1,865)
Return of unused capital	(146,453)	—	(146,453)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	137,453	—	137,453

Total (Decrease) Increase for the three months ended March 31, 2019	(9,000)	6,882	(2,118)

Members’ Capital at March 31, 2019	$389,367	$9,919	$399,286

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	8,641	8,641
Net realized gain on investments	—	31	31
Net change in unrealized appreciation/depreciation on investments	—	(587)	(587)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	70,000	—	70,000

Total Increase in Members’ Capital for the three months ended June 30, 2019	70,000	8,085	78,085

Members’ Capital at June 30, 2019	$459,367	$18,004	$477,371

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	8,512	8,512
Net realized gain on investments	—	302	302
Net change in unrealized appreciation/depreciation on investments	—	4,478	4,478
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	140,000	—	140,000

Total Increase in Members’ Capital for the three months ended September 30, 2019	140,000	13,292	153,292

Members’ Capital at September 30, 2019	$599,367	$31,296	$630,663

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the nine months ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$30,124	$3,800
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(609,789)	(297,671)
Interest income paid-in-kind	(271)	—
Proceeds from sales and paydowns of investments	93,923	15,193
Net realized gain on investments	(751)	(150)
Net change in unrealized appreciation/depreciation on investments	(8,802)	(5,009)
Amortization of premium and accretion of discount, net	(3,544)	(96)
Amortization of deferred financing costs	1,645	161
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(3,513)	(1,038)
(Increase) decrease in receivable for investments sold	(8,808)	—
(Increase) decrease in organization costs due from Adviser	—	614
(Increase) decrease in directors’ fees due from Adviser	—	77
(Increase) decrease in prepaid and other assets	804	(812)
Increase (decrease) in interest and credit facilities expense payable	2,383	391
Increase (decrease) in management fees payable	1,545	642
Increase (decrease) in directors’ fees payable	215	244
Increase (decrease) in organization costs payable to Adviser	(741)	95
Increase (decrease) in offering costs payable to Adviser	(633)	—
Increase (decrease) in directors’ fees reimbursable to Adviser	(92)	14
Increase (decrease) in incentive fees payable	9,757	950
Increase (decrease) in other accrued expenses and liabilities	142	325

Net cash used in operating activities	$(496,406)	$(282,270)

Cash Flows from Financing Activities
Contributions	$347,453	$274,000
Distributions	(1,865)	—
Return of unused capital	(146,453)	—
Deferred financing costs paid	(6,953)	(1,973)
Proceeds from credit facilities	268,000	272,800
Repayments of credit facilities	(76,000)	(29,400)

Net cash provided by financing activities	$384,182	$515,427

Net (decrease) increase in cash and cash equivalents	$(112,224)	$233,157
Cash and cash equivalents, beginning of period	$160,995	$1

Cash and cash equivalents, end of period	$48,771	$233,158

Supplemental and non-cash financing activities
Interest expense paid	$10,631	$432
Deemed distribution of income/contribution from Members	$1,865	$—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except for unit data)

September 30, 2019

1. Organization and Basis of Presentation

Organization: TCW Direct Lending VII LLC (the “Company”) was formed as a Delaware limited liability company on May 23, 2017. The Company engaged in a private offering of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units (“Preferred Units”), though it currently has no intention to do so. On August 18, 2017, the Company sold and issued 10 Units at an aggregate purchase price of $1,000 to TCW Asset Management Company LLC (the “Adviser”), an affiliate of the TCW Group, Inc. The Company commenced operations during the second quarter of fiscal year 2018.

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

September 30, 2019

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

As of September 30, 2019, the Company had sold 13,734,010 Units for an aggregate offering price of $1,373,401. Each Unitholder is obligated to contribute capital equal to its respective capital commitment to the Company (the “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2019, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Unitholder	$1,373,401	$773,401	43.7%	13,734,010

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

The Recallable Amount as of September 30, 2019 was $0.

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

September 30, 2019

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

Organization and Offering Costs: The Company expensed organization costs totaling $740 (net of $380 in Adviser reimbursement) since its inception through December 31, 2018. No additional organization costs were incurred during the three and nine months ended September 30, 2019. Offering costs totaling $633 (net of $324 in Adviser reimbursement) was charged directly to Members’ Capital on December 31, 2018. No additional offering costs were incurred during the three and nine months ended September 30, 2019. The Company did not bear more than an amount equal to 10 basis points of the aggregate capital commitments for organization and offering expenses.

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2019, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value, and are classified as Level 1 in the GAAP valuation hierarchy.

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

September 30, 2019

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

September 30, 2019

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

Fair Value Hierarchy: Assets and liabilities are classified into three levels by the Company based on valuation inputs used to determine fair value into three levels:

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

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 1), includes common stock and warrants valued at the closing price on the primary exchange in which the security trades.

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

Equity, (Level 3), include common stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

September 30, 2019

3. Investment Valuation and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2019:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,066,276	$1,066,276
Equity	3,304	—	7	3,311
Cash equivalents	26,605	—	—	26,605

Total Assets	$29,909	$—	$1,066,283	$1,096,192

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2018:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$538,926	$538,926
Equity	1,607	—	—	1,607
Cash equivalents	150,656	—	—	150,656

Total Assets	$152,263	$—	$538,926	$691,189

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2019 and 2018:

	Debt	Equity	Total
Balance, July 1, 2019	$699,995	$—	$699,995
Purchases*	422,712	755	423,467
Sales and paydowns of investments	(64,130)	—	(64,130)
Amortization of premium and accretion of discount, net	1,837	—	1,837
Net realized gains	302	—	302
Net change in unrealized appreciation/depreciation	5,560	(748)	4,812

Balance, September 30, 2019	$1,066,276	$7	$1,066,283

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2019	$5,706	$(748)	$4,958

*	Includes payments received in-kind

	Debt	Equity	Total
Balance, January 1, 2019	$538,926	$—	$538,926
Purchases*	606,811	755	607,566
Sales and paydowns of investments	(93,484)	—	(93,484)
Amortization of premium and accretion of discount, net	3,544	—	3,544
Net realized gains	751	—	751
Net change in unrealized appreciation/depreciation	9,728	(748)	8,980

Balance, September 30, 2019	$1,066,276	$7	$1,066,283

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2019	$9,977	$(748)	$9,229

*	Includes payments received in-kind

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

September 30, 2019

3. Investment Valuation and Fair Value Measurements (Continued)

	Debt	Total
Balance, July 1, 2018	$62,168	$62,168
Purchases*	235,918	235,918
Sales and paydowns of investments	(15,193)	(15,193)
Amortization of premium and accretion of discount, net	88	88
Net realized gains	150	150
Net change in unrealized appreciation/depreciation	4,660	4,660

Balance, September 30, 2018	$287,791	$287,791

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2018	$4,660	$4,660

*	Includes payments received in-kind

	Debt	Total
Balance, January 1, 2018	$—	$—
Purchases*	297,671	297,671
Sales and paydowns of investments	(15,193)	(15,193)
Amortization of premium and accretion of discount, net	96	96
Net realized gains	150	150
Net change in unrealized appreciation/depreciation	5,067	5,067

Balance, September 30, 2018	$287,791	$287,791

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2018	$5,067	$5,067

*	Includes payments received in-kind

The Company did not have any transfers between levels during the three and nine months ended September 30, 2019 and 2018.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2019:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Valuation from an Increase in Input
Debt	$1,066,276	Income Method	Discount Rate	5.6% to 14.6%	9.2%	Decrease
Equity	$7	Market Method	EBITDA Multiple	3.5x to 4.5x	N/A	Increase

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

September 30, 2019

3. Investment Valuation and Fair Value Measurements (Continued)

The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2018:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Valuation from an Increase in Input
Debt	$538,926	Income Method	Discount Rate	7.7% to 20.0%	9.9%	Decrease

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

September 30, 2019

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

For purposes of calculating the Incentive Fee, aggregate contributions shall not include Earnings Balancing Contributions or Late-Closer Contributions, and the distributions to Unitholders shall not include distributions attributable to Late-Closer Contributions. Earnings Balancing Contributions received by the Company will not be treated as amounts distributed to Unitholders for purposes of calculating the Incentive Fee. In addition, if distributions to which a Defaulting Member otherwise would have been entitled have been withheld pursuant to 6.2.4 of the TCW Direct Lending VII LLC Agreement (the “LLC Agreement”), the amounts so withheld shall be treated for such purposes as having been distributed to such Defaulting Member. The amount of any distribution of securities made in kind shall be equal to the fair market value of those securities at the time of distribution determined pursuant to 13.4 of the LLC Agreement.

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

September 30, 2019

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

The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below) (which shall be borne by the Adviser), in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the financial and legal affairs for the Company, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the Investment Company Act of 1940, the Securities Exchange Act of 1934, as amended, and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units of the Company, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s consolidated

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

September 30, 2019

4. Agreements and Related Party Transactions (Continued)

financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s consolidated financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the investments of the Company and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business. Notwithstanding the foregoing, in the event of a Reorganization (as defined in the LLC Agreement) that results in a Public Company (as defined in the LLC Agreement) or an Extension Fund (as defined in the LLC Agreement), including a Reorganization (as defined in the LLC Agreement) pursuant to which the Company becomes the Public Company (as defined in the LLC Agreement) or the Extension Fund (as defined in the LLC Agreement), the fees, costs and expenses associated with any such restructuring, initial public offering, listing of equity securities or reorganization will be borne appropriately by the Public Company (as defined in the LLC Agreement) and the Extension Fund (as defined in the LLC Agreement) (and indirectly only by Unitholders that elect to become investors in the Public Company (as defined in the LLC Agreement) or the Extension Fund (as defined in the LLC Agreement)), as the case may be, and no others will directly or indirectly bear such fees, costs or expenses.

However, the Company will not bear (a) more than an amount equal to 10 basis points of investors’ aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through the date that is six months after the Initial Closing Date, as it may be extended by the Adviser, and (b) more than an amount equal to 12.5 basis points of aggregate Commitments computed annually for Company Expenses; provided, that, any amount by which actual annual expenses in (b) exceed the 12.5 basis point limit shall be carried over to the next year, without limitation, as additional expense until the earlier of the Reorganization (as defined in the LLC Agreement) or the dissolution of the Company, with any partial year assessed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the 12.5 basis point limit in (b), the following expenses shall be excluded and shall be borne by the Company as incurred without regard to the 12.5 basis point limit in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with the Company’s borrowings (including interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against the Company, out-of-pocket expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of the Company’s portfolio investments performed by the Company’s independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to the Company, out-of-pocket costs and expenses relating to any Reorganization (as defined in the LLC Agreement) or liquidation of the Company, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, in no event will the Company carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the 12.5 basis point limit for more than three years from the date on which such expenses were reimbursed.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

September 30, 2019

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

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized losses by investment as of September 30, 2019 and December 31, 2018:

	Maturity / Expiration	September 30, 2019		December 31, 2018
Unfunded Commitments		Amount	Unrealized Losses	Amount	Unrealized Losses
Encompass Digital Media, Inc.	September 2023	$1,444	$27	$2,167	$30
Hometown Food Company	August 2023	3,725	34	5,881	77
SMTC Corporation	May 2019	—	—	3,902	144
United Poly System Holding, Inc.	June 2024	6,688	74	—	—
Winsight, LLC	November 2023	2,217	9	2,217	16
Winsight, LLC	November 2021	18,842	75	18,842	132

Total		$32,916	$219	$33,009	$399

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2019, the Company is not aware of any pending or threatened litigation.

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

6. Members’ Capital

The Company’s Unit activity for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Units at beginning of period	13,734,010	5,054,260	10,672,260	10
Units issued and committed	—	2,036,500	3,061,750	7,090,750

Units issued and committed at end of period	13,734,010	7,090,760	13,734,010	7,090,760

For the three and nine months ended September 30, 2019, the Company processed nil and $1,865 of deemed distributions and re-contributions, respectively. No deemed distributions and re-contributions were processed during the three and nine months ended September 30, 2018.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

September 30, 2019

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

The Natixis Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2019, the Company was in compliance with such covenants.

As of September 30, 2019 and December 31, 2018, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Credit Facility as of September 30, 2019 and December 31, 2018 is as follows:

Natixis Credit Facility	Total Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2019	$400,000	$252,000	$147,000
As of December 31, 2018	$400,000	$300,000	$55,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

September 30, 2019

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2019, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of September 30, 2019, the PNC Borrowing Base assets were greater than the Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of September 30, 2019 is as follows:

PNC Credit Facility	Total Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2019	$600,000	$240,000	$360,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

All borrowings under the PNC Credit Facility as of September 30, 2019 were from the revolving line of credit. The Borrower had no term loan borrowings under the PNC Credit Facility as of September 30, 2019. The carrying amount of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of September 30, 2019 and December 31, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate, and the Credit Facilities’ terms and conditions. The Company incurred financing costs of $3,000 and $4,400, in connection with the Natixis Credit Agreement and the PNC Credit Agreement, respectively. In addition, the Company incurred an additional $2,070 in financing costs in connection with the Amended PNC Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the respective life of the Natixis Credit Facility and PNC Credit Facility. As of September 30, 2019 and December 31, 2018, $7,762 and $2,454, respectively, of such prepaid deferred financing costs had yet to be amortized.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

September 30, 2019

7. Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Credit facilities interest expense	$5,542	$722	$12,404	$767
Unused fees	722	56	1,988	107
Administrative fees	—	—	50	50
Amortization of deferred financing costs	627	106	1,645	161

Total	$6,891	$884	$16,087	$1,085

Weighted average interest rate	4.89%	3.73%	4.47%	3.71%
Average outstanding balance	$443,522	$74,865	$366,289	$51,042

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

As of September 30, 2019 and December 31, 2018, the Company’s aggregate investment unrealized appreciation and depreciation on investments, for federal income tax purposes, was as follows:

	September 30, 2019	December 31, 2018
Cost of investments for federal income tax purposes	$1,056,991	$687,614
Unrealized appreciation	$19,957	$4,804
Unrealized depreciation	$7,361	$1,229
Net unrealized appreciation on investments	$12,596	$3,575

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

September 30, 2019

9. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2019 and 2018 is presented below.

	For the Nine Months Ended September 30,
	2019(1)	2018(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$100.23	$100.00

Net Decrease in Common Unitholder NAV from Prior Period	(0.05)	—

Income from Investment Operations:
Net investment income (loss)	1.50	(0.19)
Net realized and unrealized gain	0.69	0.73

Total from investment operations	2.19	0.54
Less Distributions:
From distributable earnings	(0.14)	0.00

Total distributions(2)	(0.14)	—

Net Asset Value Per Unit (accrual base), End of Period	$102.23	$100.54
Unitholder Total Return(3)(4)	6.9%	5.2%
Unitholder IRR before incentive fees(5)	11.4%	18.0%
Unitholder IRR after all fees and expenses(5)	9.1%	14.2%
Ratios and Supplemental Data
Members’ Capital, end of period	$630,663	$277,800
Units outstanding, end of period	13,734,010	7,090,760
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	10.60%	8.56%
Expenses reimbursed by Investment Adviser(4)	—%	1.23%

Ratio of net expenses to average net assets(7)	10.60%	9.79%
Ratio of financing cost to average net assets(4)	3.52%	1.94%
Ratio of net investment income before expense recapture to average net assets(6)	6.01%	(1.59)%
Ratio of net investment income (loss) to average net assets(7)	6.01%	(3.24)%
Ratio of incentive fees to average net assets(6)	2.85%	2.27%
Credit facility payable	$492,000	$243,400
Asset coverage ratio	2.3	2.1
Portfolio turnover rate(4)	13.0%	12.0%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of September 30, 2019 and 2018, respectively.
(2)	Excludes return of unused capital.
(3)

The Total Return for the nine months ended September 30, 2019 and 2018 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(4)	Not annualized.
(5)

The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 11.4%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.1%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(6)	Annualized except for organizational costs.
(7)	Annualized except for organizational costs and expenses recaptured by the Adviser.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amounts in thousands, except for unit data)

September 30, 2019

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

As of September 30, 2019, we have sold 13,734,010 Units for an aggregate offering price of approximately $1.4 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per Unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

We commenced operations during the second quarter of fiscal year 2018.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. The historical investment philosophy, strategy and approach of the direct lending team of the Adviser (the “ Direct Lending Team”) has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Direct Lending Team to originate a significant amount of investments for us with PIK interest features, from time to time we may make, and currently have, investments that contain such features. We may have investments with PIK interest features in limited circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

We, and indirectly our Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with our organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our consolidated financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other personnel (including employees and secretarial and other staff of the Administrator) to the extent they are devoted to preparing our consolidated financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business. However, in the event of a Reorganization (as defined in the LLC Agreement) that results in a Public Fund (as defined in the LLC Agreement) or an Extension Fund (as defined in the LLC Agreement), including a Reorganization (as defined in the LLC Agreement) pursuant to which the Company becomes the Public Fund (as defined in the LLC Agreement) or the Extension Fund (as defined in the LLC Agreement), the fees, costs and expenses associated with any such restructuring, initial public offering, listing of equity securities or reorganization will be borne appropriately by the Public Fund (as defined in the LLC Agreement) and the Extension Fund (as defined in the LLC Agreement) (and indirectly only by Unitholders that elect to become investors in the Public Fund (as defined in the LLC Agreement) or the Extension Fund(as defined in the LLC Agreement)), as the case may be, and no others will directly or indirectly bear such fees, costs or expenses.

However, we will not bear (a) more than an amount equal to 10 basis points of our aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through January 14, 2019 and (b) more than an amount equal to 12.5 basis points of our aggregate Commitments computed annually for Company Expenses; provided, that, any amount by which actual annual expenses in (b) exceed the 12.5 basis point limit shall be carried over to the next year, without limitation, as additional expense until the earlier of the Reorganization (as defined in the LLC Agreement) or the dissolution of the Company, with any partial year assessed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the 12.5 basis point limit in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the 12.5 basis point limit in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with our borrowings (including interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against us, expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of our portfolio investments performed by our independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to us, costs and expenses relating to any Reorganization (as defined in the LLC Agreement) or liquidation of the Company, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, in no event will the Company carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the 12.5 basis point limit for more than three years from the date on which such expenses were reimbursed.

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

We expensed organization costs totaling $0.7 million (net of $0.4 million in Adviser reimbursement) since our inception through December 31, 2018. No additional organization costs were incurred during the three and nine months ended September 30, 2019. Offering costs totaling $0.6 million (net of $0.3 million in Adviser reimbursement) was charged directly to Members’ Capital on December 31, 2018. No additional offering costs were incurred during the three and nine months ended September 30, 2019. We did not bear more than an amount equal to 10 basis points of the aggregate capital commitments for organization and offering expenses.

Critical Accounting Policies and Estimates

Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value and approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

Fair Value Hierarchy: Assets and liabilities are classified by us into three levels based on valuation inputs used to determine fair value:

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

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 1), includes common stock and warrants valued at the closing price on the primary exchange in which the security trades.

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

Equity, (Level 3), include common stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Investment Activity

As of September 30, 2019, our non-controlled/non-affiliated portfolio consisted of 34 debt investments and three equity investments. Based on fair values as of September 30, 2019, our non-controlled/non-affiliated portfolio was 99.7% invested in debt investments, which were mostly senior secured, term loans. The remaining 0.3% represents our equity investments.

As of December 31, 2018, our non-controlled/non-affiliated portfolio consisted of 20 debt investments and one equity investment. Based on fair values as of December 31, 2018, our non-controlled/non-affiliated portfolio was 99.7% invested in debt investments, which were mostly senior secured, term loans. The remaining 0.3% represented our equity investment.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of September 30, 2019:

Industry	Percent of Total Investments
Aerospace & Defense	20%
Textiles, Apparel & Luxury Goods	9%
Media	7%
Household Durables	6%
Information Technology Services	6%
Communications Equipment	5%
Energy Equipment and Services	5%
Healthcare Providers & Services	5%
Personal Products	5%
Chemicals	5%
Metals & Mining	5%
Food Products	4%
Multiline Retail	3%
Construction Materials	3%
Diversified Consumer Services	3%
Auto Components	3%
Electronic Equipment, Instrument & Components	2%
Professional Services	2%
Construction and Engineering	2%

Total	100%

Interest income from non-controlled/non-affiliated investments was $25.0 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively. Of the $25.0 million received from non-controlled/non-affiliated investments during the three months ended September 30, 2019, $0.1 million was paid-in-kind. Interest income from non-controlled/non-affiliated investments was $56.8 million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively. Of the $56.8 million received from non-controlled/non-affiliated investments during the nine months ended September 30, 2019, $0.3 million was paid-in-kind.

Results of Operations

Our operating results for the three and nine months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Total investment income	$25,052	$2,582	$56,864	$2,941
Net expenses	16,540	3,016	36,293	4,300

Net investment income (loss)	8,512	(434)	20,571	(1,359)

Net realized and unrealized gain (loss) on investments
Net realized gain on non-controlled/non-affiliated investments	302	150	751	150
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	4,478	4,602	8,802	5,009

Net increase in Members’ Capital from operations	$13,292	$4,318	$30,124	$3,800

Total investment income

Total investment income for the three months ended September 30, 2019 and 2018 was $25.1 million and $2.6 million, respectively. Total investment income for the nine months ended September 30, 2019 and 2018 was $56.9 million and $2.9 million, respectively. The majority of our interest income for the three and nine months ended September 30, 2019 was from non-controlled/non-affiliated investments, while all of our interest income from the three and nine months ended September 30, 2018 was from non-controlled/non-affiliated investments.

The increase in total investment income during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 reflects our ramp up of operations since the quarter ended June 30, 2018, which is when we commenced operations.

During the three and nine months ended September 30, 2019, total interest income included $0.0 million and $0.1 million, respectively, in other fee income from non-controlled/non-affiliated investments.

Net investment income (loss)

Net investment income (loss) for the three months ended September 30, 2019 and 2018 was $8.6 million and ($0.4) million, respectively. Net investment income (loss) for the nine months ended September 30, 2019 was $20.6 million and ($1.4) million, respectively. Our net investment income during the three and nine months ended September 30, 2019 compared to the net investment loss during the three and nine months ended September 30, 2018 reflects our investment activity, which commenced during, and ramped up subsequent to, the quarter ended June 30, 2018, including the significant increase in our investment portfolio since the commencement of our operations.

Operating expenses for the three and nine months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Interest and credit facilities expenses	$6,891	$884	$16,087	$1,085
Incentive fees	5,232	950	9,757	950
Management fees	3,853	592	8,494	691
Professional fees	185	121	871	171
Administrative fees	290	130	709	291
Directors’ fees	94	95	284	284
Organization costs	—	—	—	95
Other expenses	(5)	41	91	41

Total expenses	16,540	2,813	36,293	3,608

Expenses recaptured by the Adviser	—	203	—	692

Net expenses	$16,540	$3,016	$36,293	$4,300

Our total expenses were $16.5 million and $2.8 million for the three months ended September 30, 2019 and 2018, respectively. Our expenses for the three months ended September 30, 2019 and 2018 include management and incentive fees attributed to the Adviser of $3.9 million and $5.2 million; and $0.6 million and $1.0 million, respectively. Our internal rate of return since inception through September 30, 2019 exceeded the hurdle rate, as defined in our Advisory Agreement. Accordingly, we recorded $9.8 million in incentive fees payable to the Adviser as of September 30, 2019. The increase in operating expenses during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 is primarily due to higher interest and credit facility expenses as well as higher management and incentive fees. The increases in these fees are commensurate with the increase in our investment portfolio during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

Our total expenses were $36.3 million and $3.6 million for the nine months ended September 30, 2019 and 2018, respectively. Our expenses for the nine months ended September 30, 2019 and 2018 include management and incentive fees attributed to the Adviser of $8.5 million and $9.8 million; and $0.7 million and $1.0 million, respectively, due to our internal rate of return since inception exceeding the hurdle rate as of September 30, 2019. The increase in total expenses during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 is due to us being fully operational during the current period, versus the prior year comparative period, in which we did not commence operations until the second quarter. Moreover, the total size of our investment portfolio also increased during the nine months ended September 30, 2019 compared to the prior year comparative period.

Net expenses during the three and nine months ended September 30, 2018 included an expense recapture of $0.2 million and $0.7 million, respectively, primarily due to organizational and offering costs that were previously reimbursed by the Adviser.

Net realized gain on non-controlled/non-affiliated investments

Our net realized gain on non-controlled/non-affiliated investments for the three months ended September 30, 2019 and 2018 was $0.3 million and $0.2 million, respectively. Our net realized gain on non-controlled/non-affiliated investments for the nine months ended September 30, 2019 and 2018 was $0.8 million and $0.2 million respectively. Our net realized gain during the three months ended September 30, 2019 was primarily attributable to our partial disposition of our term loan to Heligear Acquisition Co., while our net realized gain during the nine months ended September 30, 2019 was primarily due to our partial disposition of our terms loans to SMTC Corporation and Heligear Acquisition Co.

Our net realized gain on non-controlled/non-affiliated investments during the three and nine months ended September 30, 2018 was due to the partial disposition of our term loan to Keeco Holdings, LLC.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended September 30, 2019 and 2018 was $4.5 million and $4.6 million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended September 30, 2019 was largely due to our term loans to loans to Innerworkings, Inc., Heligear Acquisition Co., Columbia Helicopters, Inc., and SMTC Corporation, which collectively recognized $8.0 million in unrealized appreciation during the period. These were partially offset by our term loans to SLogic Holding Corp., Unitek Acquisition, Inc., and Production Resource Group, LLC, which collectively recorded $3.7 million in unrealized depreciation during the period.

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the nine months ended September 30, 2019 and 2018 was $8.8 million and $5.0 million, respectively. Our net change in unrealized appreciation/depreciation for the nine months ended September 30, 2019 was largely due to our term loans to Innerworkings, Inc., Heligear Acquisition Co., Columbia Helicopters, Inc., Sparton Corporation, SMTC Corporation, Verdesian Life Sciences, LLC, and DynCorp International Inc., which collectively recognized $10.5 million in unrealized appreciation during the period. These were partially offset by our term loan to Keeco Holdings, LLC, which recorded $1.8 million in unrealized depreciation during the same period.

Our net change in unrealized appreciation/depreciation non-controlled/non-affiliated investments for the three and nine months ended September 30, 3018 was entirely due to our commencement and ramp up of operations and investment activity during the second quarter of fiscal 2018.

Net increase in Members’ Capital from operations

Our net increase in members’ capital from operations during the three months ended September 30, 2019 and 2018 was $13.3 million and $4.3 million, respectively. Our net increase in members’ capital from operations during the nine months ended September 30, 2019 and 2018 was $30.1 million and $3.8 million, respectively.

The increase in members’ capital during the three and months ended September 30, 2019 was primarily attributable to our increasing investment income coupled with net unrealized appreciation on our non-controlled/non-affiliated investments. Moreover, our operations were fully operational during the nine months ended September 30, 2019, as opposed to the comparative prior year period, whereby our operations did not commence until the second quarter.

The increase in members’ capital during the three and nine months ended September 30, 2018 was primarily attributable to the commencement and ramp up of operations which took place during the second quarter of fiscal year 2018.

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

As of September 30, 2019, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

September 30, 2019
Commitments	$1,373,401
Undrawn commitments	$773,401
Percentage of commitments funded	43.7%
Units	13,734,010

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

The Natixis Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of September 30, 2019 we were in compliance with such covenants.

As of September 30, 2019 and December 31, 2018, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Credit Facility as of September 30, 2019 and December 31, 2018 is as follows (dollar amounts in thousands):

Natixis Credit Facility	Total Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2019	$400,000	$252,000	$147,000
As of December 31, 2018	$400,000	$300,000	$55,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2019, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of September 30, 2019, the PNC Borrowing Base were greater than the Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the Amended PNC Credit Facility as of September 30, 2019 was as follows (dollar amounts in thousands):

PNC Credit Facility	Total Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2019	$600,000	$240,000	$360,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

All borrowings under the PNC Credit Facility as of September 30, 2019 were from the revolving line of credit. The Borrower had no term loan borrowings under the PNC Credit Facility as of September 30, 2019. The carrying amount of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of September 30, 2019 and December 31, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate, and the Credit Facilities’ terms and conditions. We incurred financing costs of $3,000 and $4,400, in connection with the Natixis Credit Agreement and the PNC Credit Agreement, respectively. In addition, we incurred an additional $2,070 in financing costs in connection with the Amended PNC Credit Agreement. We recorded these costs as deferred financing costs on our Consolidated Statements of Asset and Liabilities and these costs are being amortized over the respective life of the Natixis Credit Facility and PNC Credit Facility. As of September 30, 2019 and December 31, 2018, $7,762 and $2,454, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Credit facilities interest expense	$5,542	$722	$12,404	$767
Unused fees	722	56	1,988	107
Administrative fees	—	—	50	50
Amortization of deferred financing costs	627	106	1,645	161

Total	$6,891	$884	$16,087	$1,085

Weighted average interest rate	4.89%	3.73%	4.47%	3.71%
Average outstanding balance	$443,522	$74,865	$366,289	$51,042

We had the following unfunded commitments and unrealized losses by investment as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

Unfunded Commitments	Maturity / Expiration	September 30, 2019		December 31, 2018
		Amount	Unrealized Losses	Amount	Unrealized Losses
Encompass Digital Media, Inc.	September 2023	$1,444	$27	$2,167	$30
Hometown Food Company	August 2023	3,725	34	5,881	77
SMTC Corporation	May 2019	—	—	3,902	144
United Poly System Holding, Inc.	June 2024	6,688	74	—	—
Winsight, LLC	November 2023	2,217	9	2,217	16
Winsight, LLC	November 2021	18,842	75	18,842	132

Total		$32,916	$219	$33,009	$399

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of September 30, 2019, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2019 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$33,496	$14,965	$18,531
Up 200 basis points	22,331	9,977	12,354
Up 100 basis points	11,165	4,988	6,177
Down 100 basis points	(4,827)	(5,191)	364
Down 200 basis points	(495)	(10,111)	9,616
Down 300 basis points	(495)	(10,378)	9,883

ITEM 4.	CONTROLS AND PROCEDURES

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

TCW DIRECT LENDING VII LLC

Date: November 4, 2019	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 4, 2019	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer