Form 10-K
period 2019-12-31
TCW Direct Lending VII LLC
filed 2020-03-17
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

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

The number of the Registrant’s common units outstanding at March 16, 2020 was 13,734,010.

Documents Incorporated by Reference

TCW Direct Lending VII LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2019, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

TCW DIRECT LENDING VII LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

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

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	pandemics or other serious public health events, such as the recent global outbreak of COVID-19 (more commonly known as the Coronavirus)

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

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

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

“TCW Direct Lending VII LLC,” “Company,” “we,” “us,” and “our” refers to TCW Direct Lending VII LLC, a Delaware limited liability company.

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

On April 13, 2018 (the “Initial Closing Date”), we began accepting subscription agreements from investors for the private sale of our Units and on January 14, 2019, we completed our fourth and final closing sale of our Units.

As of December 31, 2019, we have sold 13,734,010 Units for an aggregate offering price of approximately $1.4 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per Unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

We commenced operations during the second quarter of fiscal year 2018.

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the direct lending team of the Adviser (the “Direct Lending Team”), a group of investment professionals that uses the same investment strategy employed by the Direct Lending Team over the past 19 years.

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

Although we are primarily focused on investing in senior secured debt obligations, there may be occasions where our investments may be unsecured. We may also consider making an equity investment in combination with a debt investment. Our investments will mostly be made in portfolio companies formed as corporations, partnerships and other business entities. Our typical investment commitment is expected to be between $25 million and $150 million. We currently expect to focus on portfolio companies in a variety of industries. While we intend to focus on investments in middle market companies, we may invest in larger or smaller companies. We will consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, debtor-in-possession (“DIP”) loans, bridge loans and Chapter 11 exits.

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

The Adviser

Our investment activities are managed by the Adviser. Subject to the overall supervision of our board of directors, the Adviser manages our day-to-day operations and provides investment advisory and management services to us pursuant to the investment management and advisory agreement (the “Advisory Agreement”) by and between the Adviser and us.

The Adviser is a Delaware limited liability company registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $217 billion of assets as of December 31, 2019. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with its four predecessor funds, TCW Direct Lending LLC and the Company, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

Our assets are managed by the Adviser’s Direct Lending Team. The Direct Lending Team joined the TCW Group in December 2012. The Direct Lending Team was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Direct Lending Team launched the Company as its seventh Direct Lending Fund. The Direct Lending Team is led by Richard Miller and currently includes a dedicated group of investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings. We employ the investment approach and strategy the Direct Lending Team developed and implemented over the past 19 years of investing in the middle market. The investment approach of the Direct Lending Team is primarily to originate and invest in loans to middle market companies and generally focuses on the following:

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

Investment Management and Advisory Agreement

On December 29, 2017, the Company entered into the Advisory Agreement with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless terminated earlier, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, we will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.” The Advisory agreement was reapproved by our directors on August 12, 2019.

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

Closing Period

On April 13, 2018, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. After the Initial Closing Date, we held a limited number of additional closings at which we issued Units. The additional closings occurred during the 180-day period following the Initial Closing Date and that the period during which Units are being offered (the “Closing Period”) was set to terminate upon the six-month anniversary of the Initial Closing Date. However, the Adviser, in its sole discretion, extended the Closing Period until January 14, 2019. Each investor who participated in a closing following the Initial Closing Date (a “Later-Closing Investor”) was issued Units in exchange for the Original Issuance Price and was required to contribute to us in respect of each Unit issued to such investor:

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

As of December 31, 2019, we have sold 13,734,010 Units for an aggregate offering price of $1.4 billion.

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

Investor Optionality; Potential Reorganization

At any time after April 13, 2020 (or, if earlier, the date on which the Undrawn Commitment of each Unit has been reduced to zero), subject to applicable law and the discretion of our board of directors, we may seek to initiate a transaction (the “Reorganization,” and the date upon which the Reorganization becomes effective, the “Reorganization Date”) intended to provide Unitholders different options with respect to their investment in the Company. The Reorganization may include one or more of the following: (i) offering Unitholders the option to own an interest in an entity (the “Liquidating Company”) that would make no new investments but instead would generally distribute the proceeds of its investments, as they are received, to its equity holders over time, such that it would likely substantially complete its liquidation within a reasonable period of time following the Reorganization Date; (ii) offering Unitholders the option to own an interest in an entity (the “Public Fund”) that would be a permanent, non-liquidating investment vehicle and elect to be treated as a BDC under the 1940 Act and a RIC under Subchapter M of the Code, and which may, among other things, seek to complete an initial public offering (“IPO”) of its common equity interests; and (iii) offering Unitholders the option to own an interest in an entity (the “Extension Fund” and, together with the Liquidating Company and the Public Fund, the “Reorganized Entities” and each, a “Reorganized Entity”) that would elect to be treated as a BDC under the 1940 Act and a RIC under Subchapter M of the Code and would generally operate as the Company is described to operate in this Annual Report on Form 10-K, but with an extended commitment period and term. Immediately following a Reorganization, each Reorganized Entity would hold an appropriate share of the assets and liabilities held by the Company immediately prior to the Reorganization. The Reorganization will not be completed prior to the end of the Company’s Commitment Period. If, in the sole discretion of our board of directors, the number of Units represented by elections to receive interests in either the Public Fund or the Extension Fund is too small, then our board of directors may choose not to proceed with the Reorganization, or the Reorganization may be effected without providing Unitholders the option to hold interests in either the Public Fund or the Extension Fund (as applicable). If either the Public Fund or the Extension Fund is not made available, any Unitholder that initially elected to receive interests of such entity will be offered an opportunity to make a new election between the available Reorganized Entities.

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

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either stockholder approval or approval of the “required majority”, as such term is defined in Section 57(o) of the Investment Company Act), certain disclosure requirements and, in the case of a BDC that is not an issuer of common equity securities that are listed on a national securities exchange, such as the Company, the requirement that the BDC must extend to each person that is a stockholder as of the date of an approval described above the opportunity (which may include a tender offer) to sell the securities held by that stockholder as of that applicable approval date, with 25% of those securities to be repurchased in each of the four calendar quarters following the calendar quarter in which that applicable approval date takes place. We have not sought or obtained Unitholders’ approval, and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a) of the 1940 Act. As of December 31, 2019, our asset coverage for borrowed amounts was 207.8%.

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

Reporting Obligations

In order to be regulated as a BDC under the 1940 Act, we were required to register a class of equity securities under the 1934 Act and filed a Registration Statement for our Units with the SEC under the 1934 Act. We are required to file annual reports, quarterly reports and current reports with the SEC. This information is available on the SEC’s website at www.sec.gov.

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

Disruption and Instability in Capital Markets. The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, uncertainty related to the recent global outbreak of COVID-19 (more commonly known as the Coronavirus), the partial U.S. government shutdown in December 2018 and January 2019, U.S. trade policies and the referendum by British voters to exit the European Union (“Brexit”) in June 2016 and the United Kingdom’s subsequent invocation of Article 50 of the Treaty on the European Union in March 2017 have led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

Under current Prime Minister Boris Johnson, the House of Commons passed the Brexit deal on December 20, 2019 and the United Kingdom formally left the European Union on January 31, 2020. The United Kingdom is currently in a transition period until December 31, 2020 and during this transition period, the United Kingdom is expected to renegotiate its political and economic relationships with the European Union and other countries. As a result of the original referendum and other geopolitical developments leading to Brexit, the financial markets experienced increased levels of volatility and it is likely that, in the near term, Brexit will continue to bring about higher levels of uncertainty and volatility.

Uncertainty About Financial Stability. The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, have contributed and may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide.

The recent global outbreak of COVID-19 has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of the Coronavirus spreads to other parts of the world, similar impacts may occur with respect to affected countries.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, the Federal Reserve has raised its federal funds target rate five times since December 2016. If key economic indicators, such as the unemployment rate or inflation, continue to show signs of improvement, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and increase costs to our borrowers.

Legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Changes to or Discontinuation of LIBOR.

Our debt investments may be based on floating rates, such as LIBOR or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our investments are currently linked to LIBOR and it is unclear how increased regulatory oversight the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us.

If LIBOR ceases to exist, we may need to renegotiate some of our credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit agreements. If we are unable to do so, amounts drawn under our credit agreements may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

The recent global outbreak of COVID-19 has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, which could have an adverse economic effect on the portfolio companies in which we make investments.

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

In addition, our existing credit facilities impose, and future debt facilities into which we may enter would likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. In particular, it is anticipated that the credit facility would contain certain financial covenants, which may include requiring us to maintain a minimum amount of equity supporting the credit facility or comply with certain collateral quality and coverage tests.

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

Obligations of Unitholders Relating to Credit Facilities. Under the Natixis Credit Agreement (as defined herein) we have granted security over and may transfer our right to drawdowns of capital from investors to our lenders or other creditors. Unitholders are required to fund drawdowns up to the amount of their respective Undrawn Commitments if an event of default under a credit facility or any other borrowing agreement occurs in order to repay any indebtedness of the Company or any of its subsidiaries, and the payment by a Unitholder of any such amounts that have become due and payable by the Company out of such Unitholder’s Undrawn Commitment may be a condition to the effectiveness of (i) any transfer, withdrawal, termination or reduction of Commitments of such Unitholder or (ii) such Unitholder’s ability to cease funding its Commitment.

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

Terrorist Action. There is a risk of terrorist attacks on the United States and elsewhere causing significant loss of life and property damage and disruptions in the global market. Economic and diplomatic sanctions may be in place or imposed on certain states and military action may be commenced. The impact of such events is unclear, but could have a material effect on general economic conditions and market liquidity.

Dependence on Information Systems and Systems Failures. Our business is highly dependent on the communications and information systems of the Adviser, its affiliates and third parties. Further, in the ordinary course of our business we or the Adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics or other serious public health events, such as the recent global outbreak of COVID-19;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

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

This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The costs related to cybersecurity incidents may not be fully insured or indemnified. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Adviser and third party service providers, and the information systems of our portfolio companies. We, our Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

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

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth our consolidated selected financial data for the years ended December 31, 2019 and 2018; and the period from August 18, 2017 (“Inception”) to December 31, 2017. The selected consolidated income statement data for the years ended December 31, 2019 and 2018; and the balance sheet and other data as of December 31, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K and our SEC filings.

We commenced operations during the second quarter of fiscal 2018.

The selected financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K (dollar amounts in thousands except unit data):

	Year Ended December 31,
	2019	2018
Statement of Operations Data
Income
Total investment income	$87,748	$13,132
Expenses
Net expenses	52,390	8,409

Net investment income	35,358	4,723
Net realized gain on non-controlled/non-affiliated investments	758	1,239
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	7,575	3,575

Net increase in Members’ Capital from operations	$43,691	$9,537

Earnings per unit	$3.17	$0.89

	Year Ended December 31,
	2019	2018	2017
Balance Sheet Data
Cash and cash equivalents	$220,074	$160,995	$1
Non-controlled/non-affiliated investments	1,365,553	540,533	—
Total assets	1,597,602	706,892	1,613
Total debt	755,387	300,000	—
Total liabilities	781,372	305,488	1,612
Total Members’ Capital	816,230	401,404	1
Net asset value per unit, End of year/period	$99.36	$100.23	$100.00
Other Data
Number of portfolio companies at year-end	42	16	—
Common Unitholder Total Return (1)	9.0%	5.6%	—%
Weighted-average yield of debt and income producing securities (2)	10.1%	10.1%	—%
Fair value of debt investments as a percentage of principal	99.0%	98.5%	—%

(1)

Common Unitholder Total Return for the period ended December 31, 2019 and 2018 was calculated by taking the net investment income of the Company for the period divided by the weighted average contributions from the members during the period. The return is net of management fees and expenses.

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

On December 29, 2017, we filed an election to be regulated as a BDC under the 1940 Act. We are treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. We are required to meet the minimum distribution and other requirements for RIC qualification. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

On April 13, 2018, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units and on January 14, 2019, we completed our fourth and final closing sale of our Units.

As of December 31, 2019, we have sold 13,734,010 Units for an aggregate offering price of approximately $1.4 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per Unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

We commenced operations during the second quarter of fiscal year 2018.

During 2018, we formed two Delaware limited liability companies which each have a single member interest owned by us.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. The historical investment philosophy, strategy and approach of the direct lending team of the Adviser (the “Direct Lending Team”) has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Direct Lending Team to originate a significant amount of investments for us with PIK interest features, from time to time we may make, and currently have, investments that contain such features. We may have investments with PIK interest features in limited circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

We expensed organization costs totaling $0.7 million (net of $0.4 million in Adviser reimbursement) since our inception through December 31, 2018. Offering costs totaling $0.6 million (net of $0.3 million in Adviser reimbursement) was charged directly to Members’ Capital on December 31, 2018. No additional organization and offering costs were incurred during the year ended December 31, 2019. We did not bear more than an amount equal to 10 basis points of the aggregate capital commitments for organization and offering expenses.

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

Level 2 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 2), includes warrants valued using quotes for comparable investments.

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

Investment Activity

As of December 31, 2019, our non-controlled/non-affiliated portfolio consisted of 50 debt investments and four equity investments. Based on fair values as of December 31, 2019, our non-controlled/non-affiliated portfolio was 99.6% invested in debt investments which were mostly senior secured, term loans. The remaining 0.4% represented our equity investments.

As of December 31, 2018, our non-controlled/non-affiliated portfolio consisted of 20 debt investments and one equity investment. Based on fair values as of December 31, 2018, our non-controlled/non-affiliated portfolio was 99.7% invested in debt investments which were mostly senior secured, term loans. The remaining 0.3% represented our equity investment.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industries as of December 31, 2019:

Industry	Percent of Total Investments
Aerospace & Defense	16%
Media	7%
Energy Equipment and Services	7%
Textiles, Apparel & Luxury Goods	7%
Information Technology Services	6%
Chemicals	6%
Household Durables	5%
Health Care Providers & Services	4%
Software	4%
Personal Products	4%
Metals & Mining	3%
Construction and Engineering	3%
Household Products	3%
Food Products	3%
Commercial Services and Supplies	3%
Multiline Retail	3%
Construction Materials	2%
Diversified Consumer Services	2%
Communications Equipment	2%
Auto Components	2%
Electronic Equipment, Instrument & Components	2%
Food Distributor	2%
Hotels, Restaurants & Leisure	2%
Air Freight & Logistics	1%
Beverages	1%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $87.7 million and $13.1 million for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we also earned $0.1 million in other fee income from our non-controlled/non-affiliated investments.

Our operating results for the years ended December 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2019	2018
Total investment income	$87,748	$13,132
Net expenses	52,390	8,409

Net investment income	35,358	4,723
Net realized gain on non-controlled/non-affiliated investments	758	1,239
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	7,575	3,575

Net increase in Members’ Capital from operations	$43,691	$9,537

Total investment income

Total investment income for the years ended December 31, 2019 and 2018 was $87.7 million and $13.1 million, respectively. During the years ended December 31, 2019 and 2018, our total investment income included $0.1 million and $0 of other fee income from our non-controlled/non-affiliated investments.

The increase in total investment income during the year ended December 31, 2019 compared to the year ended December 31, 2018 reflects our ramp up of operations since the quarter ended June 30, 2018, which is when we commenced operations. Our portfolio of investments increased to 54 total debt and equity investments from 21, during the years ended December 31, 2019 and 2018, respectively.

Net investment income

Net investment income for the years ended December 31, 2019 and 2018 was $35.4 million and $4.7 million, respectively. The increase is primarily attributable to the increase in the size of our portfolio during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Operating expenses for the years ended December 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2019	2018
Expenses
Interest and credit facilities expenses	$24,059	$3,582
Management fees	13,330	2,356
Incentive fees	12,148	—
Professional fees	1,241	726
Administrative fees	1,049	467
Directors’ fees	394	381
Organization costs	—	366
Other expenses	169	79

Total expenses	$52,390	$7,957
Expense recaptured by the Investment Adviser	—	452

Net expenses	$52,390	$8,409

Our total operating expenses were $52.4 million and $8.0 million, respectively, for the years ended December 31, 2019 and 2018. Operating expenses included management fees attributed to the Adviser of $13.3 million and $2.4 million; and incentive fees attributed to the advisor of $12.1 million and $0, in the years ended December 31, 2019 and 2018, respectively.

Net expenses include an expense recapture of $0 and $0.5 million for the years ended December 31, 2019 and 2018, respectively. The expense recapture during the prior year is primarily due to organizational and offering costs which were previously reimbursed by the Adviser.

Net realized gain on non-controlled/non-affiliated investments

Our net realized gain on non-controlled/non-affiliated investments for years ended December 31, 2019 and 2018 was $0.8 million and $1.2 million, respectively. Our net realized gain during the year ended December 31, 2019 was primarily due to our term loans to SMTC Corporation and Heligear Acquisition Co., for which we recognized $0.4 million and $0.3 million in realized gains, respectively, during the year.

Our net realized gain on non-controlled/non-affiliated investments for the year ended December 31, 2018 was primarily due to our term loans to VPI Aware Topco, LLC and Shipston Group U.S Inc. for which recognized realized gains of $0.7 million and $0.2 million, respectively.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for years ended December 31, 2019 and 2018 was $7.6 million and $3.6 million, respectively. Our net change in unrealized appreciation/depreciation during the year ended December 31, 2019 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/Depreciation
Innerworkings, Inc.	Term Loan	$2,728
Columbia Helicopters, Inc.	Term Loan	1,682
Heligear Acquisition Co.	Term Loan	1,177
Mondee Holdings LLC	Term Loan	1,149
Innerworkings, Inc.	Warrants	1,018
Torrid LLC	Term Loan	962
DynCorp International Inc.	Term Loan	946
Sparton Corporation	Term Loan	847
WDE TorcSill Holdings LLC	Term Loan	770
SMTC Corporation	Term Loan	686
Production Resource Group, LLC	Term Loan	(2,459)
Keeco Holdings, LLC	Term Loan	(1,926)
All others	Various	(59)

Net change in unrealized appreciation/depreciation		$7,575

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments during the year ended December 31, 2018, was primarily due to our term loans to VPI Aware Topco, LLC, Winsight, LLC and Navistar Defense, LLC for which we collectively recognized $2.4 million in unrealized appreciation during the year.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the years ended December 31, 2019 and 2018 was $43.7 million and $9.5 million, respectively. Our net increase in members’ capital during the year ended December 31, 2019 was primarily due to the increase in net investment income resulting from the significant increase in the size of our portfolio during the year compared to prior year, during which our operations did not commence until the second quarter.

Our net increase in members’ capital during the year ended December 31, 2018 was primarily attributable to the commencement and ramp up of operations which began during the second quarter of fiscal year 2018.

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

As of December 31, 2019, aggregate Commitments, Undrawn Commitments and Unit subscriptions of the Company were as follows (dollar amounts in thousands):

December 31, 2019
Commitments	$1,373,401
Undrawn commitments	$548,401
Percentage of commitments funded	60.1%
Units	13,734,010

Natixis Credit Agreement

On May 10, 2018, we entered into a Revolving Credit Agreement (the “Natixis Credit Agreement”) among the Company, as borrower, and Natixis, New York Branch (“Natixis”), as administrative agent and the committed lenders, conduit lenders and funding agents. The Natixis Credit Agreement provides for a revolving credit line (the “Natixis Revolving Credit Facility”) of up to $150 million (the “Natixis Maximum Commitment”), subject to the lesser of the “Natixis Borrowing Base” assets or the Natixis Maximum Commitment. The Natixis Borrowing Base assets equal the sum of a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “Natixis Available Commitment”). The Natixis Revolving Credit Facility is generally secured by the Natixis Borrowing Base assets.

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of December 31, 2019 we were in compliance with such covenants.

As of December 31, 2019 and 2018, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of December 31, 2019 and 2018 is as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2019	$400,000	$252,000	$30,866
As of December 31, 2018	$400,000	$300,000	$55,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

On January 29, 2019, TCW DL VII Financing LLC (the “Borrower” or “TCW DL VII Financing”), a newly-formed, wholly-owned, special purpose financing subsidiary of the Company, entered into a senior secured credit facility (the “PNC Credit Facility” and together with the Natixis Revolving Credit Facility, the “Credit Facilities”) pursuant to a credit and security agreement (the “PNC Credit Agreement”) with PNC Bank, National Association (“PNC”), as facility agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent.

Under the PNC Credit Facility, the lenders have agreed to extend credit to the Borrower in an aggregate principal amount of up to $400,000 of revolving and term loans (the “PNC Maximum Commitment”), subject to compliance with a borrowing base (the “PNC Borrowing Base”). The PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900,000, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) a revolving loan (the “PNC Revolving Credit Facility” and together with the Natixis Revolving Credit Facility, the “Revolving Credit Facilities”) under the PNC Facility during the period commencing January 29, 2019 and ending on January 29, 2022 and (ii) a term loan (the “PNC Term Loan”) under the PNC Credit Facility during the period which commenced on January 29, 2019 and ended on January 29, 2020, unless, in the case of (i) and (ii), there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

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

The Borrower’s obligations under the PNC Credit Facility are secured by a first priority security interest in all of the assets of the Borrower, including its portfolio of loans has been contributed by the Company to the Borrower in exchange for 100% of the membership interests of the Borrower and any payments received in respect of such loans. The Company may contribute or sell to the Borrower additional loans from time to time after the closing date, which shall be pledged in favor of the lenders under the PNC Credit Facility.

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2019, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of December 31, 2019, the PNC Borrowing Base assets were greater than the Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of December 31, 2019 is as follows (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2019	$600,000	$505,000	$95,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the PNC Credit Facility as of December 31, 2019 consisted of $325,000 from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $180,000 of PNC Term Loan.

We incurred financing costs of $3,463 and $4,433, in connection with the Natixis Credit Agreement and the PNC Credit Agreement, respectively. In addition, the Company incurred an additional $2,070 in financing costs in connection with the Amended PNC Credit Agreement. We recorded the costs associated with the Revolving Credit Facilities as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of December 31, 2019 and 2018, $5,574 and $2,454, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities.

A reconciliation of amounts presented on our Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows (dollar amounts in thousands):

As of December 31,
2019
Principal amount outstanding on PNC Term Loan	$180,000
Deferred financing costs	(1,613)

PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$178,387

The carrying amount of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of December 31, 2019 and December 31, 2018, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31,
	2019	2018
Credit Facilities interest expense	$19,323	$2,821
Unused fees	2,372	201
Administrative fees	50	50
Amortization of deferred financing costs	2,314	510

Total	$24,059	$3,582

Weighted average interest rate	4.57%	2.52%
Average outstanding balance	$416,797	$111,456

We had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2019 and 2018 (dollar amounts in thousands):

		December 31, 2019		December 31, 2018
Unfunded Commitments	Maturity / Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AMCP Staffing Intermediate Holdings III, LLC	September 2025	$2,767	$28	$—	$—
Caiman Merger Sub LLC	November 2024	1,031	8	—	—
Dura-Supreme Holdings, Inc.	October 2024	1,514	6	—	—
GEON Performance Solutions, LLC	October 2024	3,133	19	—	—
Encompass Digital Media, Inc.	September 2023	794	18	2,167	30
FM Restaurants Holdco, LLC	November 2024	1,062	6	—	—
FM Restaurants Holdco, LLC	November 2024	4,827	29	—	—
Gold Star Foods Inc.	April 2020	2,754	8	—	—
Gold Star Foods Inc.	October 2024	4,589	14	—	—
Hometown Food Company	August 2023	5,881	82	5,881	77
Mondee Holdings LLC	December 2024	8,613	146	—	—
Need It Now Delivers, LLC	December 2020	6,025	24	—	—
Powerhouse Intermediate, LLC	October 2024	2,423	10	—	—
SMTC Corporation	May 2019	—	—	3,902	144
United Poly System Holding, Inc.	June 2024	6,506	215	—	—
WDE TorcSill Holdings LLC	October 2024	7,302	73	—	—
Wellbore Integrity Solutions	December 2020	953	4	—	—
Winsight, LLC	November 2023	13,887	83	2,217	16
Winsight, LLC	November 2021	2,217	13	18,842	132

Total		$76,278	$786	$33,009	$399

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of December 31, 2019, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of December 31, 2019, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2019 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$45,337	$23,025	$22,312
Up 200 basis points	30,225	15,350	14,875
Up 100 basis points	15,112	7,675	7,437
Down 100 basis points	(1,786)	(7,981)	6,195
Down 200 basis points	(1,786)	(14,492)	12,706
Down 300 basis points	(1,786)	(14,492)	12,706

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019,

based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2019, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) List separately all financial statements filed

The consolidated financial statements included in this Annual Report on Form 10-K are listed on page F-1 and commence on page F-3.

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on September 1, 2017)

3.2	Limited Liability Company Agreement, dated June 29, 2017 (incorporated by reference to Exhibit 3.2 to a registration on Form 10 filed on September 1, 2017)

3.3	Amended and Restated Limited Liability Company Agreement, dated October 2, 2017 (incorporated by reference to Exhibit 3.3 to a registration on Form 10 filed on October 16, 2017)

3.4	Third Amended and Restated Limited Liability Company Agreement, dated as of September 10, 2018 (incorporated by reference to Exhibit 3.6 to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2018).

3.5	Fourth Amended and Restated Limited Liability Company Agreement, dated as of January 14, 2019 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 18, 2019).

4.1*	Description of securities

10.1	Investment Advisory and Management Agreement dated December 29, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2018).

10.2	Administration Agreement dated December 29, 2017, by and between TCW Direct Lending VII LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 3, 2018).

10.3	Amended and Restated Administration Agreement, dated as of September 25, 2018, between TCW Direct Lending VII LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 3.7 to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2018).

10.4	Revolving Credit Agreement, dated as of May 10, 2018, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 14, 2018).

10.5	Credit and Security Agreement, dated as of January 29, 2019, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 4, 2019).

10.6	First Amended and Restated Credit and Security Agreement, dated as of April 11, 2019, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 16, 2019).

21.1*	Subsidiaries of TCW Direct Lending VII LLC

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

ITEM 16. Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VII LLC

Date: March 16, 2020	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2020	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 16, 2020	By:	/s/ Laird R. Landmann
Laird R. Landmann
Director

Date: March 16, 2020	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 16, 2020	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 16, 2020	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 16, 2020	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 16, 2020	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer
(Principal Financial and Accounting Officer)

TCW Direct Lending VII LLC

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Schedule of Investments as of December 31, 2019 and 2018	F-3

Consolidated Statements of Assets and Liabilities as of December 31, 2019 and 2018	F-12

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018 and for the period August 18, 2017 (Inception) to December 31, 2017	F-13

Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2019 and 2018 and for the period August 18, 2017 (Inception) to December 31, 2017	F-14

Consolidated Statement of Cash Flows for the year ended December 31, 2019 and 2018	F-15

Notes to Consolidated Financial Statements	F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending VII LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending VII LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations and changes in member’s capital, and cash flows for each of the two years in the period then ended, and for the period from August 18, 2017 (inception) to December 31, 2017, the financial highlights for each of the two years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and changes in member’s capital and cash flows for each of the two years in the period then ended, and for the period from August 18, 2017 (inception) to December 31, 2017, and the financial highlights for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2019 and December 31, 2018, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 16, 2020

We have served as the Company’s auditor since 2017.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Aerospace & Defense
	Columbia Helicopters, Inc.	08/20/19	Term Loan - 9.52% (LIBOR + 7.50%, 1.50% Floor)	7.4%	60,300,000	08/20/24	59,160,626	60,842,700
	DynCorp International Inc.	08/16/19	Term Loan B - 7.74% (LIBOR + 6.00%, 1.00% Floor)	3.7%	30,010,125	08/16/25	29,154,160	30,100,155
	Heligear Acquisition Co.	07/30/19	Term Loan - 8.95% (LIBOR + 7.00%, 1.50% Floor)	7.3%	59,758,010	07/30/24	58,641,013	59,817,768
	Navistar Defense, LLC	12/31/18	Term Loan B - 8.05% (LIBOR + 6.25%, 1.50% Floor)	2.7%	21,775,648	12/29/23	21,280,522	21,840,975
	Sparton Corporation(1)	03/04/19	First Lien Term Loan - 9.16% (LIBOR + 7.25%, 1.50% Floor)	5.0%	40,410,765	03/04/24	39,604,446	40,451,176

				26.1%	212,254,548		207,840,767	213,052,774

Air Freight & Logistics
	Need It Now Delivers, LLC(1)(2)	12/23/19	Last Out Term Loan - 7.79% (LIBOR + 6.00% , 1.75% Floor)	1.8%	14,611,314	12/23/24	14,288,305	14,698,982

				1.8%	14,611,314		14,288,305	14,698,982

Auto Components
	Shipston Group U.S. Inc.(1)	09/28/18	Term Loan - 9.85% (LIBOR + 7.75%, 1.25% Floor)	3.2%	26,036,788	09/28/23	25,715,299	25,698,310

				3.2%	26,036,788		25,715,299	25,698,310

Beverages
	Caiman Merger Sub LLC(2)	11/01/19	Term Loan - 7.44% (LIBOR + 5.75%, 1.00% Floor)	1.7%	14,178,813	11/01/25	14,029,516	14,249,708

				1.7%	14,178,813		14,029,516	14,249,708

Chemicals
	GEON Performance Solutions, LLC(2)	10/25/19	Term Loan - 7.96% (LIBOR + 6.25%, 1.63% Floor)	3.3%	27,156,552	10/25/24	27,043,542	27,346,648
	Verdesian Life Sciences, LLC	07/22/19	Term Loan - 9.30% (LIBOR + 7.50%, 1.75% Floor)	6.3%	51,680,300	06/27/24	50,740,189	51,370,218

				9.6%	78,836,852		77,783,731	78,716,866

Commercial Services & Supplies
	Clover Imaging Group, LLC	12/16/19	Term Loan - 9.24% (LIBOR + 7.50%, 1.50% Floor)	1.5%	12,140,000	12/16/24	11,898,268	12,212,840
	Production Resource Group, LLC(1)	08/21/18	Term Loan - 8.90% (LIBOR + 7.00%, 1.00% Floor)	3.2%	29,989,286	08/21/24	29,294,347	26,480,539

				4.7%	42,129,286		41,192,615	38,693,379

Communications Equipment
	AVI-SPL, Inc.	05/16/18	Third Additional Term Loan - 7.58% (LIBOR + 5.88%, 1.00% Floor)	3.6%	28,944,961	04/27/21	28,880,269	29,234,410

				3.6%	28,944,961		28,880,269	29,234,410

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Construction & Engineering
	Powerhouse Intermediate, LLC(2)	10/15/19	Revolver - 8.12% (LIBOR + 6.38%, 1.50% Floor)	0.1%	330,436	10/07/24	330,436	331,428
	Powerhouse Intermediate, LLC	10/15/19	Term Loan - 8.41% (LIBOR + 6.38%, 1.50% Floor)	3.4%	27,536,364	10/07/24	27,310,013	27,618,973

				3.5%	27,866,800		27,640,449	27,950,401

	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 8.41% inc. PIK (LIBOR + 5.50%, 1.00% Floor, 1.00% PIK)	0.4%	3,647,967	08/20/24	3,647,967	3,301,410
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 8.41% inc. PIK (LIBOR + 5.50%, 1.00% Floor, 1.00% PIK)	2.0%	18,239,837	08/20/24	17,893,291	16,507,052

				2.4%	21,887,804		21,541,258	19,808,462

				5.9%	49,754,604		49,181,707	47,758,863

Construction Materials
	United Poly System Holding, Inc.(2)	07/24/19	Revolver - 8.45% (LIBOR + 6.50%, 1.50% Floor)	0.3%	2,614,400	06/07/24	2,614,400	2,528,125
	United Poly System Holding, Inc.	07/24/19	Term Loan - 8.45% (LIBOR + 6.50%, 1.50% Floor)	3.5%	29,640,000	06/07/24	28,930,976	28,661,880

				3.8%	32,254,400		31,545,376	31,190,005

Diversified Consumer Services
	American Academy Holdings, LLC	08/14/19	Term Loan - 10.80% inc. PIK (LIBOR + 5.25%, 1.00% Floor, 3.75% PIK)	3.8%	30,959,464	06/15/23	30,272,830	30,897,545

				3.8%	30,959,464		30,272,830	30,897,545

Electronic Equipment, Instruments & Components
	SMTC Corporation(3)	11/08/18	Term Loan A - 10.70% (LIBOR + 8.75%, 1.75% Floor)	2.9%	23,470,654	11/08/23	22,536,934	23,423,712

				2.9%	23,470,654		22,536,934	23,423,712

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan B - 8.14% (LIBOR + 6.25%, 1.25% Floor)	4.3%	34,979,903	09/07/23	34,462,625	34,560,144
	PSS Industrial Group Corp.	04/12/19	Term Loan - 7.94% (LIBOR + 6.00%, 1.50% Floor)	2.2%	18,402,902	04/10/25	17,998,290	18,200,470
	WDE TorcSill Holdings LLC(2)	10/22/19	Revolver - 8.30% (LIBOR + 6.50%, 1.50% Floor)	0.2%	1,825,588	10/22/24	1,825,588	1,825,588
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 8.30% (LIBOR + 6.50%, 1.50% Floor)	3.8%	31,240,379	10/22/24	30,470,804	31,240,379

				4.0%	33,065,967		32,296,392	33,065,967

	Wellbore Integrity Solutions(2)	12/02/19	First Out Term Loan - 8.94% (LIBOR + 7.00%, 1.50% Floor)	1.2%	9,367,418	12/02/24	9,273,797	9,423,623

				11.7%	95,816,190		94,031,104	95,250,204

Food Distributor
	Gold Star Foods Inc.(2)	10/15/19	Term Loan - 7.56% (LIBOR + 5.75%, 1.00% Floor)	2.8%	22,946,970	10/02/24	22,796,301	23,107,598

				2.8%	22,946,970		22,796,301	23,107,598

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Food Products
	Hometown Food Company(2)	08/31/18	Term Loan - 6.80% (LIBOR + 5.00%, 1.25% Floor)	4.8%	40,027,178	08/31/23	39,361,349	39,466,798

				4.8%	40,027,178		39,361,349	39,466,798

Health Care Providers & Services
	Akumin, Inc.	07/22/19	Term Loan B - 7.80% (LIBOR + 6.00%, 1.00% Floor)	6.7%	55,371,750	05/31/24	54,366,012	54,928,776

				6.7%	55,371,750		54,366,012	54,928,776

Hotels, Restaurants & Leisure
	FM Restaurants Holdco, LLC(2)	11/25/19	Term Loan - 8.05% (LIBOR + 6.25%, 1.75% Floor)	2.7%	21,722,727	11/22/24	21,194,388	21,701,005

				2.7%	21,722,727		21,194,388	21,701,005

Household Durables
	Dura-Supreme Holdings, Inc(2)	10/15/19	Term Loan - 7.96% (LIBOR + 6.25%, 1.50% Floor)	1.6%	13,626,000	10/10/24	13,513,033	13,639,626
	Hunter Fan Company	11/05/19	Additional Term Loan - 8.53% (LIBOR + 6.63%, 1.00% Floor)	3.7%	30,290,000	12/20/21	30,065,659	30,199,130
	SLogic Holding Corp.(1)	06/29/18	Term Loan B - 11.25% (PRIME + 6.50%, 1.00% Floor)	3.2%	27,823,398	06/22/23	27,629,565	25,931,407

				8.5%	71,739,398		71,208,257	69,770,163

Household Products
	Greenfield World Trade, Inc.(1)	03/04/19	Last Out Term Loan - 11.30% (LIBOR + 9.50%, 1.50% Floor)	5.0%	42,546,666	03/04/24	41,807,281	41,057,532

				5.0%	42,546,666		41,807,281	41,057,532

Information Technology Services
	AMCP Staffing Intermediate Holdings III, LLC	10/15/19	Add on Term Loan - 8.84% (LIBOR + 6.75%, 1.50% Floor)	1.4%	11,427,418	09/24/25	11,342,079	11,427,418
	AMCP Staffing Intermediate Holdings III, LLC(2)	10/15/19	Revolver - 8.74% (LIBOR + 6.75%, 1.50% Floor)	0.2%	1,407,174	09/24/25	1,407,174	1,407,174
	AMCP Staffing Intermediate Holdings III, LLC	10/15/19	Term Loan - 8.68% (LIBOR + 6.75%, 1.50% Floor)	1.8%	14,688,763	09/24/25	14,547,899	14,688,763

				3.4%	27,523,355		27,297,152	27,523,355

	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 8.80% (LIBOR + 7.00%, 1.50% Floor)	1.6%	12,928,160	11/15/23	12,928,160	12,992,801
	Corcentric, Inc.	11/15/18	Term Loan - 8.80% (LIBOR + 7.00%, 1.50% Floor)	2.4%	19,392,240	11/15/23	19,017,035	19,489,201

				4.0%	32,320,400		31,945,195	32,482,002

	Global Holdings, LLC	09/17/19	Term Loan - 8.16% (LIBOR + 6.25%, 1.00% Floor)	3.6%	29,270,605	09/17/23	28,863,489	29,475,500

				11.0%	89,114,360		88,105,836	89,480,857

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Media
	Encompass Digital Media, Inc.	10/01/18	First Lien Term Loan - 9.43% inc. PIK (LIBOR + 6.38%, 1.25% Floor, 1.13% PIK)	3.5%	29,667,001	09/28/23	29,369,614	29,014,328
	Encompass Digital Media, Inc.(2)	10/01/18	Revolver - 9.43% (LIBOR + 7.50%, 1.25% Floor)	0.2%	1,733,182	09/28/23	1,733,182	1,695,052

				3.7%	31,400,183		31,102,796	30,709,380

	Innerworkings, Inc.(1)	07/23/19	Term Loan - 11.50% (LIBOR + 9.75%, 1.75% Floor)	4.8%	38,725,853	07/16/24	36,152,664	38,880,756
	Winsight, LLC(2)	11/15/18	Term Loan - 7.80% (LIBOR + 6.00%, 1.00% Floor)	3.6%	29,096,430	11/15/23	28,496,501	29,067,333

				12.1%	99,222,466		95,751,961	98,657,469

Metals & Mining
	DBM Global, Inc.	11/30/18	Term Loan - 7.65% (LIBOR + 5.85%, 1.50% Floor)	5.9%	48,193,817	11/30/23	47,439,928	48,338,398

				5.9%	48,193,817		47,439,928	48,338,398

Multiline Retail
	Torrid LLC	06/14/19	Term Loan - 8.69% (LIBOR + 6.75%, 1.00% Floor)	4.4%	35,293,300	12/16/24	34,578,532	35,540,353

				4.4%	35,293,300		34,578,532	35,540,353

Personal Products
	VPI Aware Topco, LLC(4)	11/13/18	First Out Term Loan - 8.20% (LIBOR + 6.25%, 1.00% Floor)	6.3%	52,101,811	11/13/23	51,095,160	51,372,386

				6.3%	52,101,811		51,095,160	51,372,386

Software
	Mondee Holdings LLC(2)	12/20/19	Term Loan - 11.43% inc. PIK (LIBOR + 7.00%, 1.75% Floor, 2.50% PIK)	6.7%	54,549,938	12/20/24	53,292,220	54,440,838

				6.7%	54,549,938		53,292,220	54,440,838

Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	11/07/18	Term Loan - 7.93% (LIBOR + 6.00%, 1.50% Floor)	4.1%	33,725,753	10/29/23	33,207,452	33,455,948
	Keeco Holdings, LLC	09/19/18	Term Loan - 9.55% (LIBOR + 7.75%, 1.75% Floor)	6.9%	58,730,405	03/15/24	57,772,101	56,322,458

				11.0%	92,456,158		90,979,553	89,778,406

	Total Debt Investments			166.7%			1,349,275,231	1,360,505,337

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost/Cost	Fair Value
Construction Materials
	United Poly System Holding, Inc.(5)		Common Stock	0.1%	7,550		755,000	607,525

				0.1%	7,550		755,000	607,525

Electronic Equipment, Instruments & Components
	SMTC Corporation(3),(5)		Common Stock	0.0%	48,036		150,833	162,842
	SMTC Corporation(3),(5)		Warrant, expires 11/08/25	0.2%	399,529		1,532,279	1,354,403

				0.2%	447,565		1,683,112	1,517,245

Media
	Innerworkings, Inc.(5)		Warrant, expires 07/16/24	0.3%	530,380		1,904,067	2,922,394

				0.3%	530,380		1,904,067	2,922,394

	Total Equity Investments			0.6%			4,342,179	5,047,164

	Total Non-Controlled/Non-Affiliated Investments*			167.3%			$1,353,617,410	$1,365,552,501

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.52%			21.8%	117,609,952		$177,609,952	$177,609,952

	Total Investments 189.1%						$1,531,227,362	$1,543,162,453

	Net unrealized depreciation on unfunded commitments ((0.1%))							$(786,304)

	Liabilities in Excess of Other Assets (89.0%)							$(726,146,423)

	Net Assets 100.0%							$816,229,726

*

The fair value of the SMTC Corporation common stock is based on the quoted market price of the issuer’s common stock as of December 31, 2019. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. The fair values of the SMTC Corporation warrants and Innerworkings, Inc. warrants are based on the quoted market price of the issuer’s stock as of December 31, 2019. Such warrants are considered to be Level 2 securities within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(1)

In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.

(2)

Excluded from the investment above is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

(3)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2019, $58,396,905 or 3.7% of the Company’s total assets were represented by “non-qualifying assets.”

(4)	The Company is required to disburse a portion of its interest income from this term loan to the “first out” tranche holders of the portfolio company’s first lien senior secured loans.
(5)	Non-income producing.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Prime - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $922,656,646 and $111,490,592, respectively, for the year ended December 31, 2019. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

United States	96.4%
Canada	3.6%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Aerospace & Defense
	Navistar Defense, LLC	12/31/18	Term Loan B - 8.78% (LIBOR + 6.25%, 1.50% Floor)	7.1%	$28,594,286	12/29/23	$27,792,057	$28,594,286

				7.1%	28,594,286		27,792,057	28,594,286

Auto Components
	Shipston Group U.S. Inc.(1)	09/28/18	Term Loan - 8.64% (LIBOR + 6.25%, 1.25% Floor)	6.4%	26,036,788	09/28/23	25,629,158	25,672,273

				6.4%	26,036,788		25,629,158	25,672,273

Commercial Services & Supplies
	Production Resource Group, LLC(1)	08/21/18	Term Loan - 9.65% (LIBOR + 7.00%, 1.00% Floor)	7.2%	29,989,286	08/21/24	29,144,195	28,789,714

				7.2%	29,989,286		29,144,195	28,789,714

Communications Equipment
	AVI-SPL, Inc.	05/27/18	Third Additional Term Loan - 8.23% (LIBOR + 5.88%, 1.00% Floor)	8.1%	32,971,189	04/27/21	32,841,540	32,608,506

				8.1%	32,971,189		32,841,540	32,608,506

Construction & Engineering
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 8.02% (LIBOR + 5.50%, 1.00% Floor)	0.9%	3,675,476	08/20/24	3,675,476	3,609,317
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 8.02% (LIBOR + 5.50%, 1.00% Floor)	4.5%	18,377,379	08/20/24	17,950,141	18,046,586

				5.4%	22,052,855		21,625,617	21,655,903

Electronic Equipment, Instruments & Components
	SMTC Corporation(2),(3)	11/08/18	Term Loan A - 10.50% (PRIME + 5.00%, 4.75% Floor)	9.3%	39,020,690	11/01/23	37,064,419	37,264,758
	SMTC Corporation(2),(3)	11/08/18	Term Loan B - 14.00% (PRIME + 8.50%, 4.75% Floor)	2.2%	9,364,965	11/01/23	8,804,591	9,018,462

				11.5%	48,385,655		45,869,010	46,283,220

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	2018 Term Loan B - 8.52% (LIBOR + 5.75%, 1.25% Floor)	9.7%	39,476,063	09/07/23	38,731,763	38,883,921

				9.7%	39,476,063		38,731,763	38,883,921

Food Products
	Hometown Food Company(2)	08/31/18	Term Loan - 7.78% (LIBOR + 5.25%, 1.25% Floor)	10.2%	41,290,814	08/31/23	40,416,099	40,754,034

				10.2%	41,290,814		40,416,099	40,754,034

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt (continued)
Household Durables
	ShelterLogic Group(1)	06/29/18	Term Loan B - 8.38% (LIBOR + 5.87%, 1.00% Floor)	7.0%	$28,394,134	06/22/23	$ 28,139,227	$ 28,110,193

				7.0%	28,394,134		28,139,227	28,110,193

Information Technology Services
	Corcentric, Inc.	11/15/18	Term Loan - 8.86% (LIBOR + 6.00%, 1.50% Floor)	4.9%	19,788,000	11/15/23	19,306,033	19,570,332
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 8.89% (LIBOR + 6.00%, 1.50% Floor)	3.2%	13,192,000	11/15/23	13,192,000	13,046,888

				8.1%	32,980,000		32,498,033	32,617,220

Media
	Encompass Digital Media, Inc.	10/01/18	First Lien Term Loan - 10.03% inc. PIK (LIBOR + 6.38%, 1.25% Floor, 1.13% PIK)	7.2%	29,330,694	09/28/23	28,953,607	29,096,049
	Encompass Digital Media, Inc.(2)	10/01/18	Revolver - 10.01% (LIBOR + 7.50%, 1.25% Floor)	0.1%	361,080	09/28/23	361,080	358,191

				7.3%	29,691,774		29,314,687	29,454,240

	Winsight, LLC(2)	11/15/18	Term Loan - 9.12% (LIBOR + 6.50%, 1.00% Floor)	6.1%	24,384,186	11/15/23	23,682,288	24,311,033

				13.4%	54,075,960		52,996,975	53,765,273

Metals & Mining
	DBM Global, Inc.	11/30/18	Term Loan - 8.66% (LIBOR + 5.85%, 1.50% Floor)	12.5%	50,730,333	11/30/23	49,734,020	50,020,109

				12.5%	50,730,333		49,734,020	50,020,109

Personal Products
	VPI Aware Topco, LLC(5)	11/01/18	First Out Term Loan - 8.87% (LIBOR + 6.00%, 1.00% Floor)	13.1%	52,877,470	11/13/23	51,591,010	52,560,205

				13.1%	52,877,470		51,591,010	52,560,205

Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	10/29/18	Term Loan - 8.51% (LIBOR + 6.00%, 1.50% Floor)	8.4%	34,326,466	10/29/23	33,660,718	33,777,243
	Keeco Holdings, LLC	09/19/18	Term Loan - 9.47% (LIBOR + 7.00%, 1.00% Floor)	6.2%	24,833,813	09/19/23	24,357,394	24,833,813

				14.6%	59,160,279		58,018,112	58,611,056

	Total Debt Investments			134.3%			535,026,816	538,925,913

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
	Equity
Electronic Equipment, Instruments & Components
	SMTC Corporation(3)(4)		Warrant, expires 11/08/25	0.4%	393,902		$1,532,279	$1,607,120

	Total Equity Investments			0.4%	393,902		1,532,279	1,607,120

	Total Non-Controlled/Non-Affiliated Investments*			134.7%			$536,559,095	$540,533,033

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 2.31%			37.5%	150,656,465		$150,656,465	$150,656,465

	Total Investments 172.2%						$687,215,560	$691,189,498

	Unrealized depreciation on unfunded commitments (0.1%)							$(398,576)

	Liabilities in Excess of Other Assets (72.1%)							$(289,386,856)

	Net Assets 100.0%							$401,404,066

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

(2)

Excluded from the investment above is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of December 31,
	2019	2018
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,353,617 and $536,559, respectively)	$1,365,553	$540,533
Cash and cash equivalents	220,074	160,995
Deferred financing costs	5,574	2,454
Interest receivable	6,344	2,106
Prepaid and other assets	57	804

Total Assets	$1,597,602	$706,892

Liabilities
Revolving credit facilities payable	$577,000	$300,000
Term loan (net of $1,613 in deferred financing costs)	178,387	—
Incentive fee payable	12,148	—
Management fees payable	8,689	2,308
Interest and credit facilities expense payable	3,866	893
Unrealized depreciation on unfunded commitments	786	399
Organization costs payable to Adviser	—	741
Offering costs payable to Adviser	—	633
Directors’ fees reimbursable to Adviser	—	92
Directors’ fees payable	—	15
Other accrued expenses and other liabilities	496	407

Total Liabilities	$781,372	$305,488

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (13,734,010 and 10,672,260 units issued and outstanding, respectively)	$1,373,401	$1,067,226
Common Unitholders’ undrawn commitment (13,734,010 and 10,672,260 units issued and outstanding, respectively)	(548,401)	(668,226)
Common Unitholders’ return of capital	(4,639)	—
Common Unitholders’ offering costs	(633)	(633)
Common Unitholders’ tax reclassification	(1,865)	—

Common Unitholders’ capital	817,863	398,367
Accumulated (Loss) Earnings	(1,633)	3,037

Total Members’ Capital	$816,230	$401,404

Total Liabilities and Members’ Capital	$1,597,602	$706,892

Net Asset Value Per Unit (Note 9)	$99.36	$100.23

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

	Year ended December 31, 2019	Year ended December 31, 2018	For the period August 18, 2017 (Inception) to December 31, 2017
Investment Income:
Interest income from non-controlled/non-affiliated investments	$86,813	$13,048	$—
Interest income from non-controlled/non-affiliated investments paid-in-kind	837	84	—
Other fee income from non-controlled/non-affiliated investments	98	—	—

Total investment income	87,748	13,132	—

Expenses:
Interest and credit facilities expenses	24,059	3,582	—
Management fees	13,330	2,356	—
Incentive fees	12,148	—	—
Professional fees	1,241	726	—
Administrative fees	1,049	467	—
Directors’ fees	394	381	78
Organization costs	—	366	754
Other expenses	169	79	—

Total expenses	52,390	7,957	832
Expenses recaptured (reimbursed) by the Adviser	—	452	(832)

Net expenses	52,390	8,409	—

Net investment income	$35,358	$4,723	$—

Net realized and unrealized gain on investments
Net realized gain on non-controlled/non-affiliated investments	758	1,239	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	7,575	3,575	—

Net realized and unrealized gain on investments	$8,333	$4,814	$—

Net increase in Members’ Capital from operations	$43,691	$9,537	$—

Basic and diluted:
Income per unit	$3.17	$0.89	$—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2016	$—	$—	$—
Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	1	—	1

Total Increase in Members’ Capital for the year ended December 31, 2017	1	—	1

Members’ Capital at December 31, 2017	$1	$—	$1
Net investment income	—	4,723	4,723
Net realized gain on investments	—	1,239	1,239
Net change in unrealized appreciation/depreciation on investments	—	3,575	3,575
Distributions to Members from:
Distributable earnings	—	(6,500)	(6,500)
Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	398,999	—	398,999
Offering costs, net of offering costs reimbursed	(633)	—	(633)

Total Increase in Members’ Capital for the year ended December 31, 2018	398,366	3,037	401,403

Members’ Capital at December 31, 2018	$398,367	$3,037	$401,404
Net investment income	—	35,358	35,358
Net realized gain on investments	—	758	758
Net change in unrealized appreciation/depreciation on investments	—	7,575	7,575
Distributions to Members from:
Distributable earnings	—	(48,361)	(48,361)
Return of capital	(4,639)	—	(4,639)
Return of unused capital	(146,453)	—	(146,453)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	570,588	—	570,588

Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2019	419,496	(4,670)	414,826

Members’ Capital at December 31, 2019	$817,863	$(1,633)	$816,230

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$43,691	$9,537
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(921,820)	(699,705)
Interest income paid-in-kind	(837)	(84)
Proceeds from sales and paydowns of investments	111,491	165,062
Net realized gain on investments	(758)	(1,239)
Net change in unrealized appreciation/depreciation on investments	(7,575)	(3,575)
Amortization of premium and accretion of discount, net	(5,135)	(593)
Amortization of deferred financing costs	2,314	510
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,238)	(2,106)
(Increase) decrease in deferred offering costs	—	780
(Increase) decrease in organization costs due from Adviser	—	754
(Increase) decrease in directors’ fees due from Adviser	—	78
(Increase) decrease in prepaid and other assets	747	(804)
Increase (decrease) in incentive fees payable	12,148	—
Increase (decrease) in management fees payable	6,381	2,308
Increase (decrease) in interest and credit facilities expense payable	2,973	893
Increase (decrease) in organization costs payable to Adviser	(741)	(13)
Increase (decrease) in offering costs payable to Adviser	(633)	(147)
Increase (decrease) in directors’ fees reimbursable to Adviser	(92)	14
Increase (decrease) in directors’ fees payable	(15)	15
Increase (decrease) in other accrued expenses and liabilities	89	407

Net cash used in operating activities	$(762,010)	$(527,908)

Cash Flows from Financing Activities
Contributions	$570,588	$398,999
Distributions	(48,361)	(6,500)
Return of capital	(4,639)	—
Return of unused capital	(146,453)	—
Offering costs, net of offering costs reimbursed	—	(633)
Deferred financing costs paid	(7,046)	(2,964)
Proceeds from credit facilities	533,000	494,400
Repayments of credit facilities	(76,000)	(194,400)

Net cash provided by financing activities	$821,089	$688,902

Net increase in cash and cash equivalents	$59,079	$160,994
Cash and cash equivalents, beginning of year	$160,995	$1

Cash and cash equivalents, end of year	$220,074	$160,995

Supplemental and non-cash financing activities
Interest expense paid	$16,635	$2,022

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements

(dollar amounts in thousands, except for unit data)

December 31, 2019

1. Organization and Basis of Presentation

Organization: TCW Direct Lending VII LLC (the “Company”) was formed as a Delaware limited liability company on May 23, 2017. The Company engaged in a private offering of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units (“Preferred Units”), though it currently has no intention to do so. On August 18, 2017, the Company sold and issued 10 Units at an aggregate purchase price of $1 to TCW Asset Management Company LLC (the “Adviser”), an affiliate of the TCW Group, Inc. The Company commenced operations during the second quarter of fiscal year 2018.

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

December 31, 2019

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

As of December 31, 2019, the Company had sold 13,734,010 Units for an aggregate offering price of $1,373,401. Each Unitholder is obligated to contribute capital equal to its respective capital commitment to the Company (the “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of December 31, 2019, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Unitholder	$1,373,401	$548,401	60.1%	13,734,010

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

The Recallable Amount as of December 31, 2019 was $4,639.

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

December 31, 2019

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

Organization and Offering Costs: The Company expensed organization costs totaling $740 (net of $380 in Adviser reimbursement) since its inception through December 31, 2018. Offering costs totaling $633 (net of $324 in Adviser reimbursement) was charged directly to Members’ Capital on December 31, 2018. No additional organization and offering costs were incurred during the year ended December 31, 2019. The Company did not bear more than an amount equal to 10 basis points of the aggregate capital commitments for organization and offering expenses.

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2019, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value, and are classified as Level 1 in the GAAP valuation hierarchy.

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

December 31, 2019

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

During the fourth quarter of 2019, the Company adopted the remaining provisions of the ASU which included adding the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2019

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

Fair Value Hierarchy: Assets and liabilities are classified by the Company into three levels based on valuation inputs used to determine fair value:

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

Level 2 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 2), includes warrants valued using quotes for comparable investments.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2019

3. Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2019:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,360,505	$1,360,505
Equity	163	4,277	608	5,048
Cash equivalents	177,610	—	—	177,610

Total Assets	$177,773	$4,277	$1,361,113	$1,543,163

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2018:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$538,926	$538,926
Equity	1,607	—	—	1,607
Cash equivalents	150,656	—	—	150,656

Total Assets	$152,263	$—	$538,926	$691,189

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2019:

	Debt	Equity	Total
Balance, January 1, 2019	$538,926	$—	$538,926
Purchases*	919,407	755	920,162
Sales and paydowns of investments	(111,051)	—	(111,051)
Amortization of premium and accretion of discount, net	5,135	—	5,135
Net realized gains	758	—	758
Net change in unrealized appreciation/depreciation	7,330	(147)	7,183

Balance, December 31, 2019	$1,360,505	$608	$1,361,113

Net change in unrealized appreciation/depreciation in investments held as of December 31, 2019	$7,013	$(147)	$6,866

*	Includes payments received in-kind

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

The Company did not have any transfers between levels during the years ended December 31, 2019 and 2018.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2019

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2019:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Valuation from an Increase in Input
Debt	$1,331,271	Income Method	Discount Rate	6.1% to 22.3%	9.5%	Decrease
Debt	$29,234	Income Method	Discount Rate	6.2% to 7.4%	7.0%	Decrease
			Take Out Indication	101.1% to 101.1%	101.1%	Increase
Equity	$608	Market Method	EBITDA Multiple	4.25x to 5.25x	N/A	Increase

*	Weighted based on fair value

The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2018:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Valuation from an Increase in Input
Debt	$538,926	Income Method	Discount Rate	7.7% to 20.0%	9.9%	Decrease

*	Weighted based on fair value

The Company utilizes the midpoint of a valuation range provided by an external, independent valuation firm in determining fair value.

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

The Advisory Agreement may be terminated by either party, by vote of the Company’s Board, or by a vote of the majority of the Company’s outstanding voting units, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, the Company will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). The Advisory Agreement was reapproved by the Company’s Board on August 12, 2019.

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

December 31, 2019

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

December 31, 2019

4. Agreements and Related Party Transactions (Continued)

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

December 31, 2019

4. Agreements and Related Party Transactions (Continued)

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2019

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2019 and 2018:

	Maturity / Expiration	December 31, 2019		December 31, 2018
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AMCP Staffing Intermediate Holdings III, LLC	September 2025	$2,767	$28	$—	$—
Caiman Merger Sub LLC	November 2024	1,031	8	—	—
Dura-Supreme Holdings, Inc.	October 2024	1,514	6	—	—
GEON Performance Solutions, LLC	October 2024	3,133	19	—	—
Encompass Digital Media, Inc.	September 2023	794	18	2,167	30
FM Restaurants Holdco, LLC	November 2024	1,062	6	—	—
FM Restaurants Holdco, LLC	November 2024	4,827	29	—	—
Gold Star Foods Inc.	April 2020	2,754	8	—	—
Gold Star Foods Inc.	October 2024	4,589	14	—	—
Hometown Food Company	August 2023	5,881	82	5,881	77
Mondee Holdings LLC	December 2024	8,613	146	—	—
Need It Now Delivers, LLC	December 2020	6,025	24	—	—
Powerhouse Intermediate, LLC	October 2024	2,423	10	—	—
SMTC Corporation	May 2019	—	—	3,902	144
United Poly System Holding, Inc.	June 2024	6,506	215	—	—
WDE TorcSill Holdings LLC	October 2024	7,302	73	—	—
Wellbore Integrity Solutions	December 2020	953	4	—	—
Winsight, LLC	November 2023	13,887	83	2,217	16
Winsight, LLC	November 2021	2,217	13	18,842	132

Total		$76,278	$786	$33,009	$399

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2019, the Company is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2019

6. Members’ Capital

The Company’s Unit activity for the years ended December 31, 2019 and 2018; and for the period from August 18, 2017 (Inception) to December 31, 2017, was as follows:

	Year Ended December 31,		Period from August 18, 2017 (Inception) to December 31,
	2019	2018	2017
Units at beginning of period	10,672,260	10	—
Units issued and committed	3,061,750	10,672,250	10

Units issued and committed at end of period	13,734,010	10,672,260	10

No deemed distributions and contributions were processed during the years ended December 31, 2019 and 2018, or for the period from August 18, 2017 to December 31, 2017.

7. Credit Facilities

On May 10, 2018, the Company entered into a Revolving Credit Agreement (the “Natixis Credit Agreement”) among the Company, as borrower, and Natixis, New York Branch (“Natixis”), as administrative agent and the committed lenders, conduit lenders and funding agents. The Natixis Credit Agreement provides for a revolving credit line (the “Natixis Revolving Credit Facility”) of up to $150,000 (the “Natixis Maximum Commitment”), subject to the lesser of the “Natixis Borrowing Base” assets or the Natixis Maximum Commitment. The Natixis Borrowing Base assets equal the sum of a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “Natixis Available Commitment”). The Natixis Revolving Credit Facility is generally secured by the Natixis Borrowing Base assets.

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2019, the Company was in compliance with such covenants.

As of December 31, 2019 and 2018, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of December 31, 2019 and 2018 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2019	$400,000	$252,000	$30,866
As of December 31, 2018	$400,000	$300,000	$55,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2019

7. Credit Facilities (Continued)

On January 29, 2019, TCW DL VII Financing LLC (the “Borrower” or “TCW DL VII Financing”), a newly-formed, wholly-owned, special purpose financing subsidiary of the Company, entered into a senior secured credit facility (the “PNC Credit Facility” and together with the Natixis Revolving Credit Facility, the “Credit Facilities”) pursuant to a credit and security agreement (the “PNC Credit Agreement”) with PNC Bank, National Association (“PNC”), as facility agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent.

Under the PNC Credit Facility, the lenders have agreed to extend credit to the Borrower in an aggregate principal amount of up to $400,000 of revolving and term loans (the “PNC Maximum Commitment”), subject to compliance with a borrowing base (the “PNC Borrowing Base”). The PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900,000, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) a revolving loan (the “PNC Revolving Credit Facility” and together with the Natixis Revolving Credit Facility, the “Revolving Credit Facilities”) under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 29, 2022 and (ii) a term loan (the “PNC Term Loan”) under the PNC Credit Facility during the period which commenced on January 29, 2019 and ended on January 29, 2020, unless, in the case of (i) and (ii), there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

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

The Borrower’s obligations under the PNC Credit Facility are secured by a first priority security interest in all of the assets of the Borrower, including its portfolio of loans has been contributed by the Company to the Borrower in exchange for 100% of the membership interests of the Borrower and any payments received in respect of such loans. The Company may contribute or sell to the Borrower additional loans from time to time after the closing date, which shall be pledged in favor of the lenders under the PNC Credit Facility.

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2019, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of December 31, 2019, the PNC Borrowing Base assets were greater than the Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of December 31, 2019 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2019	$600,000	$505,000	$95,000

(1) The amount available considers any limitations related to the facility borrowing.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2019

7. Credit Facilities (Continued)

Borrowings under the PNC Credit Facility as of December 31, 2019 consisted of $325,000 from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $180,000 of PNC Term Loan.

The Company incurred financing costs of $3,463 and $4,433, in connection with the Natixis Credit Agreement and the PNC Credit Agreement, respectively. In addition, the Company incurred an additional $2,070 in financing costs in connection with the Amended PNC Credit Agreement. Cost associated with the Revolving Credit Facilities were recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of December 31, 2019 and 2018, $5,574 and $2,454, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company’s Consolidated Statements of Assets and Liabilities.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

As of December 31,
2019
Principal amount outstanding on PNC Term Loan	$180,000
Deferred financing costs	(1,613)

PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$178,387

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of December 31, 2019 and December 31, 2018, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31,
	2019	2018
Credit Facilities interest expense	$19,323	$2,821
Unused fees	2,372	201
Administrative fees	50	50
Amortization of deferred financing costs	2,314	510

Total	$24,059	$3,582

Weighted average interest rate	4.57%	2.52%
Average outstanding balance	$416,797	$111,456

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

December 31, 2019

8. Income Taxes (Continued)

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of December 31, 2019 and 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of December 31,
	2019	2018
Cost of investments for federal income tax purposes	$1,531,227	$687,614
Unrealized appreciation	$21,471	$4,804
Unrealized depreciation	$10,322	$1,229
Net unrealized appreciation on investments	$11,149	$3,575

The following reclassification has been made for the permanent difference between book and tax accounting as of December 31, 2019. This difference result primarily from dividend re-designations. No reclassifications were made for the permanent differences between book and tax accounting as of December 31, 2018.

December 31,
2019
Tax reclassification of distributions from net investment income to distributions from net realized gains	$758

The tax character of shareholder distributions attributable to the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31,
	2019	2018
Paid distribution attributable to:
Ordinary income	$48,361	$6,500
Return of capital	$4,639	$—

The tax components of distributable earnings on a tax basis for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
Paid distribution attributable to:
Net tax appreciation	$11,149	$3,575
Undistributed ordinary income	$—	$146
Other cumulative effect of timing differences	$12,783	$—

Other cumulative effect of timing differences $12,783 (disclose under the 2019 column) and $ - for 2018.

The Company did not have any unrecognized tax benefits as of December 31, 2019 and 2018, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior two years.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2019

9. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2019 and 2018 is presented below.

	For the Year Ended December 31,
	2019(1)	2018(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$100.23	$100.00

Net Decrease in Common Unitholder NAV from Prior Period	(0.05)	—

Income from Investment Operations:
Net investment income(1)	2.57	0.44
Net realized and unrealized gain	0.60	0.45

Total from investment operations	3.17	0.89
Less Distributions:
From distributable earnings	(3.65)	(0.61)
From return of capital	(0.34)	—

Total distributions(2)	(3.99)	(0.61)

Offering costs, net of offering costs reimbursed	—	(0.05)
Net Asset Value Per Unit (accrual base), End of Period	$99.36	$100.23

Unitholder Total Return(3)	9.0%	5.6%

Unitholder IRR before incentive fees(4)	11.1%	8.5%

Unitholder IRR after all fees and expenses(4)	9.0%	8.5%

Ratios and Supplemental Data
Members’ Capital, end of period	$816,230	$401,404
Units outstanding, end of period	13,734,010	10,672,260
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	10.29%	6.46%
Expenses reimbursed by Adviser	—%	0.37%
Ratio of net expenses to average net assets	10.29%	6.83%
Ratio of financing cost to average net assets	4.72%	2.91%
Ratio of net investment income before expense recapture to average net assets	6.94%	4.20%
Ratio of net investment income to average net assets	6.94%	3.84%
Ratio of incentive fees to average net assets	2.39%	—%
Credit facilities payable	755,387	300,000
Asset coverage ratio	2.1	2.3
Portfolio turnover rate	13.0%	67.0%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of December 31, 2019 and 2018, respectively.

Excludes return of unused capital.

(3)

The Total Return for the years ended December 31, 2019 and 2018 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(4)

The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 11.1%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.0%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2019

10. Selected Quarterly Financial Data (unaudited)

The following are the quarterly results of operations for the years ended December 31, 2019 and 2018. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$31,043	$24,893	$17,264	$14,548
Net investment income	14,787	8,512	8,641	3,418
Net realized and unrealized (losses) gains	(1,220)	4,780	(556)	5,329
Net increase in Members’ Capital from operations	13,567	13,292	8,085	8,747
Basic and diluted earnings (loss) per Unit	0.99	0.97	(0.59)	0.65
Net asset value per unit at quarter end	99.36	102.23	101.26	100.68

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$10,191	$2,582	$359	$—
Net investment income (loss)	6,082	(434)	(925)	—
Net realized and unrealized (losses) gains	(344)	4,751	407	—
Net increase (decrease) in Members’ Capital from operations	5,738	4,317	(518)	—
Basic and diluted earnings (loss) per Unit	0.54	0.61	(0.10)	—
Net asset value per unit at quarter end	100.23	100.54	99.90	100.00

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amounts in thousands, except for unit data)

December 31, 2019

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

The recent global outbreak of COVID-19 has disrupted economic markets and the prolonged economic impact is uncertain. The operational and financial performance of the portfolio companies in which we make investments in depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn impact the valuation of our investments.