Form 10-K/A
period 2019-12-31
TCW Direct Lending VII LLC
filed 2020-04-28
CIK 1715933

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

As of June 30, 2019, there was no established public market for the Registrant’s limited liability common units.

The number of the Registrant’s common units outstanding at April 15, 2020 was 13,734,010.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

TCW Direct Lending VII LLC (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 17, 2020. We are filing this amendment to include the information required by Part III of Form 10-K, as we will not be filing a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019. Except as set forth in this Amendment, no other changes have been made to the Form 10-K.

i

TCW DIRECT LENDING VII LLC

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2019

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Company’s business and affairs are managed under the direction of its board of directors, which has ultimate authority over the operations of the Company. However, the board delegates the authority to manage the Company’s assets to the Company’s Investment Adviser, TCW Asset Management Company (the “Adviser”). Pursuant to the Company’s operating agreement (the “LLC Agreement”), the majority of the members of the Company’s board of directors will at all times consist of directors who are not “interested persons” (as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Company, the Advisor or any of their respective affiliates (the “Independent Directors”). The Company’s board of directors currently consists of six members, four of whom are Independent Directors.

The directors are divided into three classes, each serving staggered three-year terms. The terms of the Company’s Class I directors will expire at the 2022 annual meeting of Unitholders; the terms of the Company’s Class II directors will expire at the 2020 annual meeting of Unitholders; and the terms of the Company’s Class III directors will expire at the 2021 annual meeting of Unitholders. At each annual meeting of the members, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of the members held in the third year following the year of their election. Each director may be elected to the board of directors with the affirmative vote of the holders of a plurality of the outstanding Units entitled to vote in the election of such director at which a quorum is present; provided that the board of directors may amend the LLC Agreement to alter the vote required to elect directors. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualified.

Directors

Information regarding each member of the Company’s board of directors is as follows:

Name, Address and Year of Birth	Position(s) Held with Company, Length of Time Served and Term of Office	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex(1) Overseen by Director	Other Directorships Held by Director During Past Five Years
Class I Independent Director – Term Expires at the 2022 Annual Meeting of Members
Saverio M. Flemma (born 1962)	Director since October 2017	Founder and President of SF Advisors LLC. Previously, a Senior Banker at Drexel Hamilton, LLC commencing 2016 and, prior to 2016, Managing Director at Deutsche Bank Securities and Banc of America Securities.	1	None.

Class I Interested Director – Term Expires at the 2022 Annual Meeting of Members

Richard T. Miller* (born 1962)	President and Director since October 2017	Group Managing Director, Head of Direct Lending of TCW (since 2012).	2	None.

Class II Independent Directors – Term Expires at the 2020 Annual Meeting of Members

David R. Adler (born 1964)	Director since October 2017	Chief Executive Officer of Adler Asset Management, LLC. Previously, a private investor (2017-2018) and Executive Vice President, Corporate Development of CBRE, Inc. (2014-2017)	2	None.

R. David Kelly (born 1963)	Director since October 2017	Chairman and CEO of Croesus & Company.	1	None.

Class III Independent Director – Term Expires at the 2021 Annual Meeting of Members

Andrew W. Tarica (born 1959)	Director since October 2017	Chief Executive Officer of Meadowbrook Capital Management since 2001. Also acts as head of fixed income proprietary trading for Cowen Prime Services.	5	None.

Class III Interested Director – Term Expires at the 2021 Annual Meeting of Members

Laird R. Landmann* (born 1964)	Director since October 2018	Group Managing Director, Co-Director of Fixed Income of TCW (since 2009).	14	None.

(1)

“Fund Complex” is defined to include registered investment companies that hold themselves out to investors as related companies for purposes of investment and investor services, or registered investment companies advised by the Company’s investment adviser, TCW Asset Management Company LLC (the “Adviser”), or that have an investment adviser that is an affiliated person of the Adviser. As a result, the Fund Complex includes the Company, TCW Direct Lending LLC, the TCW Funds, the TCW Strategic Income Fund and the Metropolitan West Funds.

*	Designates individuals who are “interested persons” of the Company, as defined by the 1940 Act, because of affiliations with the Adviser.

Information Regarding the Board and its Committees

Pursuant to the LLC Agreement, the Board has established an Audit Committee. The Board has also established a Special Transactions Committee. The Board has the authority to form additional committees of the Board from time to time to the extent that it determines that it is appropriate to do so.

Board Leadership Structure

The Company’s business and affairs are managed under the direction of its Board, including the responsibilities performed for the Company pursuant to the Advisory Agreement. Among other things, the Board sets broad policies for the Company, approves the appointment of the Company’s investment adviser, administrator and officers, and approves the engagement, and reviews the performance of, the Company’s independent registered public accounting firm. The role of the Board and of any individual director is one of oversight, and not of management, of the day-to-day affairs of the Company.

The Board currently consists of six Directors, four of whom are Independent Directors. As part of each regular Board meeting, the Independent Directors meet separately from management. The Board reviews its leadership structure periodically as part of its annual self-assessment process and believes that its structure is appropriate to enable the Board to exercise its oversight of the Company.

The Independent Directors have designated a lead Independent Director who has authority and specific responsibilities regarding (i) meetings and executive sessions; (ii) liaison between the Independent Directors and management; (iii) oversight of information provided to the Board; (iv) legal advisors and consultants retained by the Independent Directors; (v) Board evaluation and leadership; and (vi) investor communication. R. David Kelly is the lead Independent Director.

Board Oversight of Risk Management

The Board oversees the services provided by the Adviser, including certain risk management functions. Risk management is a broad concept composed of many disparate elements (such as, for example, investment risk, issuer and counterparty risk, compliance risk, operational risk, and business continuity risk). Consequently, Board oversight of different types of risks is handled in different ways, and the Board implements its risk oversight function both as a whole and through Board committees. In the course of providing oversight, the Board and its committees receive reports on the Company’s activities, including regarding the Company’s investment portfolio and its financial accounting and reporting. The Audit Committee’s meetings with the Company’s independent registered public accounting firm also contribute to its oversight of certain internal control risks. In addition, the Board meets periodically with representatives of the Company and the Adviser to receive reports regarding the management of the Company, including certain investment and operational risks, and the Independent Directors are encouraged to communicate directly with senior management.

The Company believes that the Board’s role in risk oversight must be evaluated on a case-by-case basis and that its existing role in risk oversight is appropriate. Management believes that the Company has robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect the Company can be identified or processes and controls developed to eliminate or mitigate their occurrence or effects, and some risks are beyond any control of the Company or the Adviser, its affiliates, or other service providers.

Member Meetings

The Company will hold an annual meeting of Members for the purposes of electing directors, offering the Members the opportunity to review and discuss the Company’s investment activity and portfolio, and for such other business as may lawfully come before the Members. The annual meetings shall be held on such date and at such time as may be designated from time to time by the Board and stated in the notice of the annual meeting. A quorum of the Members at an annual meeting shall consist of Members holding a majority of the outstanding units entitled to vote on the matter in question.

Audit Committee

The Company has a standing Audit Committee that was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which currently consists of Messrs. Adler, Flemma, Kelly and Tarica, all of whom are Independent Directors. The principal functions of the Audit Committee are to select, engage and discharge the Company’s independent registered public accounting firm, review the plans, scope and results of the audit engagement with the Company’s independent registered public accounting firm, approve professional services provided by the Company’s independent registered public accounting firm (including compensation therefor), review the independence of the Company’s independent registered public accounting firm, review the adequacy of the Company’s internal control over financial reporting, establish guidelines and make recommendations to the Board regarding the valuation of the Company’s loans and investments, and take any other actions consistent with the Audit Committee charter or as may be authorized by the Board. Mr. Adler serves as Chairman of the Audit Committee, and has been designated as an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K promulgated by the SEC.

The Board has adopted a written charter for its Audit Committee, which was filed with the proxy statement for the 2019 annual meeting of Members.

Nominating Committee

The Company does not have a nominating committee or a charter relating to the nomination of directors. Decisions on director nominees are made through consultation among the Independent Directors. The Independent Directors consider possible candidates to fill vacancies on the Board, review the qualifications of candidates recommended by unitholders and others, and recommend the slate of director nominees to be proposed for election by unitholders at each annual meeting. The Independent Directors believe that they can adequately fulfill the functions of a nominating committee without having to appoint an additional committee to perform that function. The Independent Directors have not adopted any specific policies or practices to determine nominations for the Company’s directors other than as described herein and as set forth in the LLC Agreement. The Independent Directors have not utilized the services of any third party to assist in identifying and evaluating director nominees.

Compensation Committee

The Company does not have a compensation committee because its executive officers do not receive any direct compensation from the Company. However, the compensation payable to the Company’s Adviser, pursuant to the Advisory Agreement, has been separately approved by a majority of the Independent Directors. In addition, the compensation paid to the Independent Directors is established and approved by the Independent Directors.

Special Transactions Committee

The Company has a standing Special Transactions Committee, which currently consists of Messrs. Adler, Flemma, Kelly and Tarica, all of whom are Independent Directors. The principal functions of the Special Transactions Committee are to review and approve potential co-investment transactions as defined by and subject to the exemptive order that the Company and the Adviser received from the SEC (Investment Company Act Rel. No. 31649, May 27, 2015) (the “Exemptive Order”).

Board of Director and Committee Meetings Held

The following table shows the number of Board and committee meetings held for the Company, and the number of times the Board and each committee acted by written consent, during the fiscal year ended December 31, 2019:

	Meetings Held	Actions by Written Consent
Board of Directors	5	2
Audit Committee	4	0
Special Transactions Committee	0	27

All Directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which they served. The Company does not currently have a policy with respect to Board member attendance at annual meetings.

Information about Each Director’s Qualification, Experience, Attributes or Skills

The Board believes that each of the Directors has the qualifications, experience, attributes and skills (“Director Attributes”) appropriate to serve as a Director of the Company, in light of the Company’s business and structure. Certain of these business and/or professional experiences are set forth in detail in the table above. The Directors have substantial board experience or other professional experience and have demonstrated a commitment to discharging their oversight responsibilities as Directors. The Board annually conducts a “self-assessment” wherein the performance of the Board and the Audit Committee are reviewed.

In addition to the information provided in the table above, below is certain additional information regarding each Director and certain of their Director Attributes. Although the information provided below, and in the table above, is not all-inclusive, the information describes some of the specific experiences, qualifications, attributes or skills that each Director possesses to demonstrate that the

Directors have the appropriate Director Attributes to serve effectively as Directors of the Company. Many Director Attributes involve intangible elements, such as intelligence, integrity and work ethic, the ability to work together, the ability to communicate effectively, the ability to exercise judgment and ask incisive questions, and commitment to unitholder interests. In conducting its self-assessment, the Board determines whether the Directors have the appropriate Director Attributes and experience to serve effectively as Directors of the Company.

Independent Directors

David R. Adler

Mr. Adler is Chief Executive Officer of Adler Asset Management, LLC, a registered investment adviser. From March 2017 to March 2018, he was a private investor. From March 2014 to March 2017, Mr. Adler was Executive Vice President, Corporate Development, at CBRE, Inc., a commercial real estate services firm. Previously, he spent over twenty-four years in Investment Banking including over fifteen years advising financial services companies most recently as a Managing Director at BofA Merrill Lynch in the Financial Institutions Investment Banking Group. Prior to that, he was a Managing Director at J.P. Morgan Securities Inc. in the Mergers & Acquisitions Group. Mr. Adler received an M.B.A. in Finance from the University of Chicago Graduate School of Business and a B.A. in Economics from the University of Chicago.

Saverio M. Flemma

Mr. Flemma is the founder and President of SF Advisors LLC, a financial advisory firm.    He advises companies and business owners on capital structure and financing-related issues as well as company sales. Prior to SF Advisors, Mr. Flemma was a Senior Banker at Drexel Hamilton, LLC, an investment banking and securities brokerage firm. Mr. Flemma joined Drexel Hamilton in 2016 and was responsible for advising on mergers and acquisitions and capital raising transactions. Previously, Mr. Flemma served as a Managing Director in Investment Banking at Deutsche Bank Securities and Banc of America Securities. Mr. Flemma earned a B.A. in Economics from Rollins College.

R. David Kelly

Mr. Kelly has 35 years of investment experience, including serving both public companies and private companies in the financial advisory, real estate development and operating company sectors. Mr. Kelly has served as the Chief Executive Officer and Chairman of the board of directors of Croesus and Company, a real estate investment and advisory firm, since 2014. Mr. Kelly is the managing partner of StraightLine Realty Partners, LLC, an alternative investment platform with investments in real estate, financial services and venture capital which Mr. Kelly founded in 2010. Mr. Kelly served as Chairman of the Teacher’s Retirement System of Texas from 2007 to 2017. Mr. Kelly also served as Chairman of the Texas Public Finance Authority from 2002 to 2006 as a gubernatorial appointee. Mr. Kelly earned a B.A. in Economics from Harvard University and an M.B.A. from Stanford University.

Andrew W. Tarica

Mr. Tarica is the founder and CEO of Meadowbrook Capital Management (“MCM”), a fixed income credit asset management business he founded in 2001. Mr. Tarica is currently the CEO of MCM as well as an employee of Cowen Prime Services (“CPS”), an SEC/FINRA registered broker dealer. He runs fixed income trading at CPS. Prior to founding MCM, he was the global head of the high grade corporate bond department at Donaldson, Lufkin & Jenrette from 1992 to 1999. From 1990 to 1992 he ran the investment grade sales and trading department at Kidder Peabody. He began his career at Drexel Burnham in 1983 in the investment grade trading area, where he eventually became the head of trading. He is a member of the Board of Directors of TCW Funds, Inc., TCW Strategic Income Fund, TCW Alternative Funds, and TCW Direct Lending VII LLC. Mr. Tarica is a graduate of Northeastern University.

Interested Directors

Laird R. Landmann, Group Managing Director, Co-Director of Fixed Income of TCW

Mr. Landmann is a Generalist Portfolio Manager in the Fixed Income Group. He joined TCW in 2009 during the acquisition of Metropolitan West Asset Management LLC (MetWest). Mr. Landmann currently serves on the boards of the TCW and Metropolitan West Mutual Funds. Mr. Landmann currently co-manages many of TCW and MetWest’s mutual funds, including the MetWest Total Return Bond Fund, the MetWest High Yield Bond Fund and the TCW Core Fixed Income Fund, and leads the fixed income group’s risk management efforts. He is a leader of the MetWest investment team that was recognized as Morningstar’s Fixed Income Manager of the Year for 2005 and has been nominated for the award eight times. Prior to founding MetWest in 1996, Mr. Landmann was a principal and the co-director of fixed income at Hotchkis and Wiley. He also served as a portfolio manager and vice president at PIMCO. Mr. Landmann holds an BA in Economics from Dartmouth College and an MBA from the University of Chicago Booth School of Business.

Richard T. Miller, Managing Director, Direct Lending Group at TCW

Mr. Miller joined TCW in December 2012 with the acquisition of the Special Situations Funds Group of Regiment Capital Advisors, LP. He is in charge of the firm’s Direct Lending effort. Under Mr. Miller’s leadership, the Direct Lending Group has raised over $7.8 billion of capital since its inception. Mr. Miller has over 28 years of experience in the capital markets and previously ranked on the Institutional Investor “All American High Yield Research Team” for six consecutive years, focusing primarily on the metals and mining sectors. Prior to his involvement in high yield research, he was at Chase Manhattan Bank in the Mergers & Acquisitions Group. He then moved on to become a Managing Director with the High Yield Group. Subsequently, he became the head of High Yield Research at BankBoston Securities, and later Mr. Miller joined UBS as a Managing Director and head of the Global High Yield Research Group. Mr. Miller received his B.S. from Syracuse University and his M.B.A. from the University of Rochester.

Officers of the Company

The officers of the Company are appointed and elected by the Board either at its annual meeting or at any subsequent regular or special meeting of the Board. The Board of the Company has elected three officers to hold office at the discretion of the Board until their successors are duly elected and qualified or until his resignation or removal. Except where dates of service are noted, all officers listed below served the Company as such throughout the fiscal year ended December 31, 2019. The following table sets forth information concerning each officer of the Company as of the date hereof:

Name, Address and Year of Birth	Position(s) Held with Company	Length of Time Served	Principal Occupation(s) During Past 5 Years
Richard T. Miller* (born 1962)	President	Since October 2017	Group Managing Director, Head of Direct Lending of TCW (since 2012). Previously, in charge of the Special Situations Funds Group of Regiment Capital Advisors, LP.

James Krause* (born 1965)	Chief Financial Officer, Treasurer and Secretary	Since October 2017	Senior Vice President of TCW, in charge of Financial Reporting (since February 2010).

Jeffrey Engelsman* (born 1967)	Chief Compliance Officer	Since October 2017	Global Chief Compliance Officer of TCW (since 2014). Chief Compliance of TCW Funds, Inc., TCW Strategic Income Fund, Inc. and Metropolitan West (since 2014).

*	Designates individuals who are “interested persons” of the Company, as defined by the 1940 Act, because of affiliations with the Adviser.

Biographical Information of Executive Officers Who Are Not Directors

James Krause

Mr. Krause is responsible for financial reporting for TCW including the production of internal and external financial reports, acquisition accounting, and annual valuation/impairment analysis of TCW’s acquired businesses, including MetWest. For TCW joint ventures including the Leveraged Finance and Energy Infrastructure groups, he has facilitated the accounting with TCW’s joint venture partners of shared revenue and expense components and TCW’s related financial reporting requirements. He also has responsibility for the financial reporting of the legacy investment partnerships of MetWest and client support responsibilities overseeing client communications for fee invoicing. Prior to TCW, Mr. Krause was with MetWest as Controller and has numerous years of experience directing the finance and accounting functions through various phases of acquisitions, organic growth, system implementations, mergers, and divestitures including at the Archon Group, a wholly owned subsidiary of Goldman Sachs, HQ Global Workplaces, and Bristol Hotels and Resorts. Mr. Krause holds a BS in Finance from California State University, Northridge and graduated with honors in 1988 and holds the Series 27 and 99 FINRA licenses.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

Compensation of Executive Officers

The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business, including such services provided by the Company’s executive officers, are provided by individuals who are employees of the Adviser, pursuant to the terms of the Company’s Advisory Agreement with the Adviser (the “Advisory Agreement”). Therefore, the Company’s day-to-day investment operations are managed by the Adviser, and most of the services necessary for the origination and administration of the Company’s investment portfolio are provided by investment professionals employed by the Adviser.

None of the Company’s executive officers receive direct compensation from the Company. Subject to the cap described below under Management and Service Providers—Organizational and Operating Expenses, under the Administration Agreement with the Adviser (the “Administration Agreement”), the Company reimburses the Company’s Administrator, TCW Asset Management Company LLC (the “Administrator”) for expenses incurred by it on the Company’s behalf in performing its obligations under the Administration Agreement. Certain of the Company’s executive officers, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Advisory Agreement. The Adviser may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to the Company’s executive officers in addition to their ownership interest.

Compensation of Independent Directors

Each of the Company’s Directors who are not “interested persons” of the Company, as that term is defined in the 1940 Act (“Independent Directors”), receives an annual retainer fee of $75,000, payable once per year, if the Independent Director attends at least 75% of the meetings held during the previous year. In addition, each Independent Director receives $2,500 for each Board meeting in which he participates. Each Independent Director is also reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in each Board meeting.

Each Independent Director also receives $1,000 for each meeting of the Company’s Audit Committee (the “Audit Committee”) in which he participates. With respect to each Audit Committee meeting not held concurrently with a Board meeting, each Independent Director is reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in such Audit Committee meeting. In addition, the chairman of the Audit Committee received an annual retainer of $10,000.

The following table sets forth the compensation paid by the Company, during the fiscal year ended December 31, 2019, to the Independent Directors. No compensation is paid to Directors who are “interested persons” of the Company. The Company has no retirement or pension plans or any compensation plans under which the Company’s equity securities were authorized for issuance.

Name of Independent Director	Fees Earned or Paid in Cash (Total Compensation)
David R. Adler	$101,500
Saverio M. Flemma	$91,500
R. David Kelly	$106,500
Andrew W. Tarica	$91,500

Unit Ownership

The following table sets forth the aggregate dollar range of equity securities owned by each Director of the Company and of all funds overseen by each Director in the Fund Complex. The cost of each Director’s investment in the Fund Complex may vary from the current dollar range of equity securities shown below, which is calculated on an appraised value basis as of December 31, 2019. The information as to beneficial ownership is based on statements furnished to the Company by each Director.

Name of Director	Dollar Range of Equity Securities Held in the Company	Aggregate Dollar Range of Equity Securities Held in Fund Complex
Independent Directors
David R. Adler	Over $100,000	Over $100,000
Saverio M. Flemma	Over $100,000	Over $100,000
R. David Kelly	Over $100,000	Over $100,000
Andrew W. Tarica	Over $100,000	Over $100,000
Interested Directors
Laird R. Landmann	Over $100,000	Over $100,000
Richard Miller	Over $100,000	Over $100,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following sets forth, as of April 15, 2020, the beneficial ownership of the Company’s directors and officers as well as those persons owning beneficially 5% or more of the units of the Company:

Name and Address	Amount of Units Beneficially Owned and Nature of Ownership[1]	Percentage of Class Owned[1]
Independent Directors
David R. Adler	2,500	*
Saverio M. Flemma	2,000	*
R. David Kelly	2,500	*
Andrew W. Tarica	2,500	*
Interested Directors
Richard T. Miller	50,000	*
Laird R. Landmann	50,000	*
Officers
Jeffrey Engelsman	1,000	*
James Krause	0	*
Other Beneficial Owners
NLGI US Private Debt Fund I c/o MUFG Fund Services (Cayman) Limited, MUFG House, 227 Elgin Ave P.O. Box 609, Grand Cayman, KY1-1107, Cayman Islands	4,290,000	31.24%
Lockheed Martin Corporation Master Retirement Trust 6901 Rockledge Drive, 9th Floor, Bethesda, MD 20817-1814	1,200,000	8.74%
The Church Pension Fund 19 East 34th Street, New York, NY 10016	1,000,000	7.28%
Minnesota State Board of Investment 60 Empire Drive, Suite 355 St. Paul MN 55103-3555	1,000,000	7.28%

*	Less than 1%
(1)

The number of units are those beneficially owned as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any units as to which a person has sole or shared voting power or investment power and any units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The percentages used herein are calculated based upon 13,734,010 common units outstanding, which reflects the number of common units issued and outstanding as of April 15, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company’s investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Adviser concurrently manages accounts that are pursuing an investment strategy similar to the Company’s strategy, and the Company may compete with these and other entities managed by affiliates of the Adviser for capital and investment opportunities. As a result, those individuals at the Adviser may face conflicts in the allocation of investment opportunities between the Company and other investment funds or accounts advised by principals of, or affiliated with, the Adviser. The Adviser has agreed with the Board that, when the Company is able to co-invest with other investment funds or accounts managed by the Adviser, allocations among the Company and other investment funds or accounts will generally be made based on capital available for investment in the asset class being allocated to the extent consistent with the 1940 Act. The Company expects that available capital for its investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by the Board or as imposed by applicable laws, rules, regulations or interpretations. In situations where the Company cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Adviser generally require that such opportunities be offered to the Company and such other investment funds on an alternating basis. However, there can be no assurance that the Company will be able to participate in all investment opportunities that are suitable to it. The Company and the Adviser have received the Exemptive Order from the SEC that permits the Company to co-invest with affiliates of the Adviser, including private funds managed by the Adviser, if the Board determines that it would be advantageous for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors.

Certain Business Relationships

Certain of the Company’s current Directors and officers are directors or officers of the Adviser.

Management and Service Providers

The Adviser and Advisory Agreement

The Company’s investment activities are managed by the Adviser, which is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of the Board, the Adviser manages the Company’s day-to-day operations of, and provides investment advisory and management services to, the Company, pursuant to the Advisory Agreement.

The Adviser is a Delaware limited liability company registered with the SEC under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. and, together with its affiliated companies, manages or has committed to manage approximately $217 billion of assets as of December 31, 2019. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles.

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

Under the Advisory Agreement, the Adviser receives a management fee and an incentive fee from the Company as described below.

Unless earlier terminated as described below, the Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Company’s Board, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Company’s Independent Directors. The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of the Company’s outstanding voting units, without penalty upon not less than 60 days’ prior written notice to the applicable party.

Management Fee

Under the Advisory Agreement, the Company will pay to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.375% (i.e., 1.50% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of portfolio investments of the Company (including portfolio investments purchased with borrowed funds and other forms of leverage, such as Preferred Units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee payable for any partial month or quarter will be appropriately pro-rated. The “Commitment Period” of the Company began on April 13, 2018 (the “Initial Closing Date) and will end three years from the later of (a) the Initial Closing Date and (b) the date on which the Company first completed an investment. The Company completed its first investment on May 16, 2018. Accordingly, the Commitment Period will end on May 16, 2021. The total Management Fee earned by the Advisor for 2019 was $13.3 million

Incentive Fee

In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(i)

First, no Incentive Fee will be owed until the unitholders have collectively received cumulative distributions pursuant to this clause (i) equal to their aggregate capital contributions to the Company in respect of all units;

(ii)

Second, no Incentive Fee will be owed until the unitholders have collectively received cumulative distributions equal to a 9% internal rate of return on their aggregate capital contributions to the Company in respect of all units (the “Hurdle”);

(iii)

Third, the Adviser will be entitled to an Incentive Fee out of 100% of additional amounts otherwise distributable to unitholders until such time as the cumulative Incentive Fee paid to the Adviser is equal to 20% of the sum of (a) the amount by which the Hurdle exceeds the aggregate capital contributions of the unitholders in respect of all Units and (b) the amount of Incentive Fee being paid to the Adviser pursuant to this clause (iii); and

(iv)	Thereafter, the Adviser will be entitled to an Incentive Fee equal to 20% of additional amounts otherwise distributable to unitholders, with the remaining 80% distributed to the unitholders.

The Incentive Fee will be calculated on a cumulative basis and the amount of the Incentive Fee payable in connection with any distribution (or deemed distribution) will be determined and, if applicable, paid in accordance with the foregoing formula each time amounts are to be distributed to the unitholders.

If the Advisory Agreement terminates early for any reason other than (i) the Adviser voluntarily terminating the agreement or (ii) the Company terminating the agreement for cause (as set out in the Advisory Agreement), the Company will be required to pay the Adviser a final incentive fee payment (the “Final Incentive Fee Payment”). The Final Incentive Fee Payment will be calculated as of the date the Advisory Agreement is so terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (a) all the Company’s investments were liquidated for their current value (but without taking into account any unrealized appreciation of any portfolio investment), and any unamortized deferred portfolio investment-related fees would be deemed accelerated, (b) the proceeds from such liquidation were used to pay all the Company’s outstanding liabilities, and (c) the remainder were distributed to unitholders and paid as Incentive Fee in accordance with the Incentive Fee waterfall described above for determining the amount of the Incentive Fee. The Company will make the Final Incentive Fee Payment in cash on or immediately following the date the Advisory Agreement is so terminated. Further, in the case of an early termination, the Adviser Return Obligation (defined below) will not apply in connection with a Final Incentive Fee Payment.

Adviser Return Obligation

After the Company has made its final distribution of assets in connection with the Company’s dissolution, if the Adviser has received aggregate payments of Incentive Fees in excess of the amount the Adviser was entitled to receive pursuant to “Incentive Fee” above, then the Adviser will return to the Company, on or before 90 days after such final distribution of assets by the Company, an amount equal to such excess (the “Adviser Return Obligation”). Notwithstanding the preceding sentence, in no event will the Adviser be required to return to the Company an amount greater than the aggregate Incentive Fees paid to the Adviser, reduced by the excess (if any) of (i) the aggregate federal, state and local income tax liability the Adviser incurred in connection with the payment of such Incentive Fees, over (ii) an amount equal to the United States federal and state tax benefits available to the Adviser by virtue of the payment made by the Adviser pursuant to its Adviser Return Obligation.

Administration Agreement

The Company has entered into an Administration Agreement with the Administrator under which the Administrator (or one or more delegated service providers) oversees the maintenance of the Company’s financial records and otherwise assist on the Company’s compliance with business development company and registered investment company rules, prepare reports to the Company’s unitholders, monitor the payment of the Company’s expenses and the performance of other administrative or professional service providers, and generally provide the Company with administrative and back office support. The Company will reimburse the Administrator for expenses incurred by it on the Company’s behalf in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on operating expenses described below.

Organizational and Operating Expenses

All investment professionals and staff of the Adviser, when and to the extent engaged in providing the Company investment advisory and management services (which exclude services provided pursuant to the Administration Agreement), and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser.

The Company, and indirectly the unitholders, will bear (including by reimbursing the Adviser or Administrator) all other costs and expenses of the Company’s operations, administration and transactions, including, without limitation, organizational and offering expenses (up to 10 basis points of capital commitments), management fees, costs of reporting required under applicable securities laws, legal fees of the Company’s counsel and accounting fees. However, the Company will not bear more than an amount equal to 12.5 basis points of the aggregate commitments per annum (pro-rated for partial years) for the Company’s costs and expenses other than offering and organizational expenses and ordinary operating expenses (“Company Expenses”), including amounts paid to the Administrator under the Administration Agreement and reimbursement of expenses to the Adviser. All expenses that the Company will not bear will be borne by the Adviser or its affiliates. Notwithstanding the foregoing, the cap on Company Expenses does not apply to payments of the Management Fee, Incentive Fee, organizational and offering expenses (which are subject to the separate cap described above), amounts payable in connection with the Company’s borrowings (including interest, bank fees, legal fees and other transactional expenses related to any borrowing or borrowing facility and similar costs), and certain other costs and expenses including those relating to the Company’s valuation, liquidation, taxes, or extraordinary expenses (such as litigation expenses and indemnification payments to either the Adviser or the Administrator). In 2019, the Adviser did not incur any Company Expenses reimbursable to the Company related to the 12.5 basis point cap described above. Additionally, no amounts were recaptured by the Advisor related to the 10.0 basis point cap related to organizational and offering costs described above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company’s fiscal year ended December 31, 2019 and fiscal year ended December 31, 2018.

Fiscal Year/Period	Audit Fees	Audit- Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2019	$393,000	$—	$16,750	$—
2018	$202,000	$—	$16,380	$—

(1)	“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte.
(2)	“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by Deloitte, including primarily the review of the Company’s income tax returns.
(3)	“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte.

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above, for which fees were incurred by the Company for the fiscal years ended December 31, 2019 and 2018, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on September 1, 2017)

3.2	Fourth Amended and Restated Limited Liability Company Agreement, dated as of January 14, 2019 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 18, 2019).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (incorporated by reference to Exhibit 32.1 to the registrant’s Annual Report on Form 10-K filed on March 17, 2020)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (incorporated by reference to Exhibit 32.2 to the registrant’s Annual Report on Form 10-K filed on March 17, 2020)

*	Filed herewith

ITEM 16. Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VII LLC

Date: April 28, 2020	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer
(Principal Financial Officer)