Form 10-Q
period 2020-03-31
TCW Direct Lending VII LLC
filed 2020-05-11
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No   ☒

As of March 31, 2020, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 11, 2020 was 13,734,010.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2020

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Aerospace & Defense
	Cassavant Holdings, LLC(1)	01/02/20	Revolver - 8.08% (LIBOR + 6.50%, 1.50% Floor)	0.2%	$1,959,870	01/02/25	$1,959,870	$1,899,114
	Cassavant Holdings, LLC	01/02/20	Term Loan - 8.08% (LIBOR + 6.50%, 1.50% Floor)	1.7%	14,150,260	01/02/25	13,923,464	13,711,602

				1.9%	16,110,130		15,883,334	15,610,716

	Columbia Helicopters, Inc.	08/20/19	Term Loan - 9.22% (LIBOR + 7.50%, 1.50% Floor)	6.4%	50,652,000	08/20/24	49,746,369	50,601,348
	DynCorp International Inc.	08/16/19	Term Loan B - 7.00% (LIBOR + 6.00%, 1.00% Floor)	3.7%	29,630,250	08/16/25	28,822,827	29,096,905
	Heligear Acquisition Co.	07/30/19	Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	7.5%	59,382,173	07/30/24	58,332,612	58,669,587
	Navistar Defense, LLC	12/31/18	Term Loan B - 7.75% (LIBOR + 6.25%, 1.50% Floor)	2.2%	17,283,430	12/29/23	16,914,974	17,179,730
	Sparton Corporation(2)	03/04/19	First Lien Term Loan - 8.95% (LIBOR + 7.25%, 1.50% Floor)	5.0%	40,142,078	03/04/24	39,388,946	39,178,668

				26.7%	213,200,061		209,089,062	210,336,954

Air Freight & Logistics
	Need It Now Delivers, LLC(1)	12/23/19	Delayed Draw Term Loan - 7.75% (LIBOR + 6.00%, 1.75% Floor)	0.1%	824,890	12/23/24	824,890	791,895
	Need It Now Delivers, LLC(2)	12/23/19	Last Out Term Loan - 7.75% (LIBOR + 6.00% , 1.75% Floor)	1.8%	14,611,314	12/23/24	14,286,977	14,026,861

				1.9%	15,436,204		15,111,867	14,818,756

Auto Components
	Shipston Group U.S. Inc.(2)	09/28/18	Term Loan - 9.66% (LIBOR + 7.75%, 1.25% Floor)	3.1%	26,036,788	09/28/23	25,736,716	24,708,912

				3.1%	26,036,788		25,736,716	24,708,912

Beverages
	Caiman Merger Sub LLC(1)	11/01/19	Term Loan - 7.27% (LIBOR + 5.75%, 1.00% Floor)	1.8%	14,143,367	11/01/25	14,000,802	14,030,220

				1.8%	14,143,367		14,000,802	14,030,220

Chemicals
	GEON Performance Solutions, LLC(1)	10/25/19	Revolver - 7.88% (LIBOR + 6.25%, 1.63% Floor)	0.1%	499,393	10/25/24	499,393	490,404
	GEON Performance Solutions, LLC	10/25/19	Term Loan - 7.88% (LIBOR + 6.25%, 1.63% Floor)	2.5%	20,316,495	10/25/24	20,236,324	19,950,799

				2.6%	20,815,888		20,735,717	20,441,203

	Verdesian Life Sciences, LLC	07/22/19	Term Loan - 9.50% (LIBOR + 7.75%, 1.75% Floor)	6.2%	50,581,169	06/27/24	49,712,138	48,659,084

				8.8%	71,397,057		70,447,855	69,100,287

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Commercial Services & Supplies
	Clover Imaging Group, LLC	12/16/19	Term Loan - 9.00% (LIBOR + 7.50%)	1.5%	$12,140,000	12/16/24	$11,910,414	$12,115,720
	Production Resource Group, LLC(2)	08/21/18	Term Loan - 8.20% (LIBOR + 7.00%, 1.00% Floor)	2.2%	29,989,286	08/21/24	29,331,679	16,883,968

				3.7%	42,129,286		41,242,093	28,999,688

Construction & Engineering
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 8.11% inc. PIK (LIBOR + 5.50%, 1.00% Floor, 1.00% PIK)	0.3%	3,647,985	08/20/24	3,647,985	2,772,469
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 8.11% inc. PIK (LIBOR + 5.50%, 1.00% Floor, 1.00% PIK)	1.8%	18,240,269	08/20/24	17,913,174	13,862,604

				2.1%	21,888,254		21,561,159	16,635,073

Construction Materials
	United Poly Systems Holding, Inc.(1)	07/24/19	Revolver - 8.00% (LIBOR + 6.50%, 1.50% Floor)	0.3%	2,614,400	06/07/24	2,614,400	2,405,248
	United Poly Systems Holding, Inc.	07/24/19	Term Loan - 8.00% (LIBOR + 6.50%, 1.50% Floor)	3.5%	29,640,000	06/07/24	28,970,829	27,268,800

				3.8%	32,254,400		31,585,229	29,674,048

Diversified Consumer Services
	American Academy Holdings, LLC	08/14/19	Term Loan - 10.08% inc. PIK (LIBOR + 5.25%, 1.00% Floor, 3.75% PIK)	3.9%	31,189,435	06/15/23	30,553,696	30,253,752

				3.9%	31,189,435		30,553,696	30,253,752

Electronic Equipment, Instruments & Components
	SMTC Corporation(3)	11/08/18	Term Loan A - 10.50% (LIBOR + 8.75%, 1.75% Floor)	2.9%	23,281,374	11/08/23	22,415,087	22,536,370

				2.9%	23,281,374		22,415,087	22,536,370

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan B - 8.14% (LIBOR + 6.25%, 1.25% Floor)	4.3%	34,979,903	09/07/23	34,497,991	33,650,666
	PSS Industrial Group Corp.	04/12/19	Term Loan - 7.50% (LIBOR + 6.00%, 1.50% Floor)	2.1%	18,261,811	04/10/25	17,879,272	16,727,819
	WDE TorcSill Holdings LLC(1)	10/22/19	Revolver - 8.00% (LIBOR + 6.50%, 1.50% Floor)	0.8%	6,085,294	10/22/24	6,085,294	6,073,124
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 8.00% (LIBOR + 6.50%, 1.50% Floor)	3.9%	30,837,228	10/22/24	30,116,097	30,775,554

				4.7%	36,922,522		36,201,391	36,848,678

	Wellbore Integrity Solutions(1)	12/31/19	First Out Term Loan - 8.58% (LIBOR + 7.00%, 1.50% Floor)	1.2%	9,367,419	12/31/24	9,278,538	9,170,703

				12.3%	99,531,655		97,857,192	96,397,866

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Food Products
	Hometown Food Company(1)	08/31/18	Revolver - 6.50% (LIBOR + 5.25%, 1.25% Floor)	0.6%	$5,097,019	08/31/23	$5,097,020	$5,015,468
	Hometown Food Company	08/31/18	Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	4.9%	39,064,408	08/31/23	38,458,789	38,439,377
				5.5%	44,161,427		43,555,809	43,454,845
	Westrock Coffee Company, LLC	02/28/20	Term Loan - 8.11% (LIBOR + 6.50%, 1.50% Floor)	8.2%	65,808,750	02/28/25	64,677,898	64,163,531

				13.7%	109,970,177		108,233,707	107,618,376

Health Care Providers & Services
	Akumin Inc.	07/22/19	Term Loan B - 7.00% (LIBOR + 6.00%, 1.00% Floor)	6.7%	55,232,625	05/31/24	54,286,047	52,360,528

				6.7%	55,232,625		54,286,047	52,360,528

Hotels, Restaurants & Leisure
	FM Restaurants Holdco, LLC	11/25/19	Term Loan - 8.03% (LIBOR + 6.25%, 1.75% Floor)	2.5%	21,668,420	11/22/24	21,168,240	20,064,957
	FM Restaurants Holdco, LLC	11/25/19	Revolver - 8.00% (LIBOR + 6.25%, 1.75% Floor)	0.6%	4,827,273	11/22/24	4,827,272	4,470,055

				3.1%	26,495,693		25,995,512	24,535,012

Household Durables
	Hunter Fan Company	11/05/19	Additional Term Loan - 8.24% (LIBOR + 6.63%, 1.00% Floor)	2.8%	22,595,753	12/20/21	22,460,461	22,279,413
	SLogic Holding Corp.(2)	06/29/18	Term Loan B - 9.75% (PRIME + 6.50%, 1.00% Floor)	2.6%	27,680,714	06/22/23	27,501,714	20,456,047

				5.4%	50,276,467		49,962,175	42,735,460

Household Products
	Greenfield World Trade, Inc.	03/04/20	2nd Amendment Term Loan - 14.83% inc. PIK (LIBOR + 7.33%, 1.50% Floor, 6.00% PIK)	0.2%	2,322,673	03/04/24	2,322,673	2,060,210
	Greenfield World Trade, Inc.(2)	03/04/19	Last Out Term Loan - 14.83% inc. PIK (LIBOR + 7.33%, 1.50% Floor, 6.00% PIK)	5.0%	44,093,862	03/04/24	42,417,804	39,111,256

				5.2%	46,416,535		44,740,477	41,171,466

Information Technology Services
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	1.6%	12,862,200	11/15/23	12,862,200	12,797,889
	Corcentric, Inc.	11/15/18	Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	2.4%	19,293,300	11/15/23	18,944,033	19,196,834

				4.0%	32,155,500		31,806,233	31,994,723

	Global Holdings, LLC	09/17/19	Term Loan - 7.84% (LIBOR + 6.25%, 1.00% Floor)	3.7%	28,900,092	09/17/23	28,525,204	28,668,891

				7.7%	61,055,592		60,331,437	60,663,614

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Media
	Encompass Digital Media, Inc.	10/01/18	First Lien Term Loan - 8.77% inc. PIK (LIBOR + 6.38%, 1.25% Floor, 1.13% PIK)	3.6%	$29,751,447	09/28/23	$29,473,871	$28,472,135
	Encompass Digital Media, Inc.	10/01/18	Revolver - 8.77% (LIBOR + 7.50%, 1.25% Floor)	0.3%	2,527,557	09/28/23	2,527,557	2,418,872
				3.9%	32,279,004		32,001,428	30,891,007
	Innerworkings, Inc.(2)	07/23/19	Term Loan - 8.75% (LIBOR + 7.00%, 1.75% Floor)	4.6%	38,229,368	07/16/24	35,828,588	36,585,504
	Winsight, LLC(1)	11/15/18	Revolver - 8.00% (LIBOR + 7.00%, 1.00% Floor)	0.2%	1,529,553	11/15/23	1,529,553	1,483,667
	Winsight, LLC	11/15/18	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	3.6%	29,023,079	11/15/23	28,463,329	28,152,387

				3.8%	30,552,632		29,992,882	29,636,054

				12.3%	101,061,004		97,822,898	97,112,565

Metals & Mining
	DBM Global, Inc.	11/30/18	Term Loan - 7.35% (LIBOR + 5.85%, 1.50% Floor)	6.0%	47,284,332	11/30/23	46,591,772	47,520,753

				6.0%	47,284,332		46,591,772	47,520,753

Multiline Retail
	Torrid LLC	06/14/19	Term Loan - 8.50% (LIBOR + 6.75%, 1.00% Floor)	4.4%	35,026,600	12/16/24	34,352,878	34,676,334

				4.4%	35,026,600		34,352,878	34,676,334

Personal Products
	VPI Aware Topco, LLC(4)	11/13/18	First Out Term Loan - 7.71% (LIBOR + 6.25%, 1.00% Floor)	4.8%	38,825,156	11/13/23	38,123,365	37,815,702

				4.8%	38,825,156		38,123,365	37,815,702

Software
	Mondee Holdings LLC(1)	12/20/19	Term Loan - 11.25% inc. PIK (LIBOR + 7.00%, 1.75% Floor, 2.50% PIK)	8.4%	74,045,200	12/23/24	72,524,656	66,270,454

				8.4%	74,045,200		72,524,656	66,270,454

Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	11/07/18	Term Loan - 7.78% (LIBOR + 6.00%, 1.50% Floor)	3.6%	33,296,672	10/29/23	32,818,298	28,135,688
	Keeco Holdings, LLC	09/19/18	Term Loan - 9.50% (LIBOR + 7.75%, 1.75% Floor)	6.7%	58,730,405	03/15/24	57,828,912	53,268,477

				10.3%	92,027,077		90,647,210	81,404,165

	Total Debt Investments			159.0%			1,303,212,892	1,251,376,355

	Equity				Shares
Construction Materials
	United Poly Systems Holding, Inc.(5)		Common Stock	0.0%	7,550		755,000	202,736

				0.0%	7,550		755,000	202,736

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2020

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
Electronic Equipment, Instruments & Components
	SMTC Corporation(3)(5)	Common Stock	0.0%	48,036	$150,833	$111,924
	SMTC Corporation(3)(5)	Warrant, expires 11/08/25	0.1%	399,529	1,532,279	930,902

			0.1%	447,565	1,683,112	1,042,826

Media
	Innerworkings, Inc.(5)	Warrant, expires 07/16/24	0.1%	530,380	1,904,067	620,545

			0.1%	530,380	1,904,067	620,545

Household Products
	Greenfield World Trade, Inc.(5)	Warrant, expires 03/25/27	0.3%	6,594	1,250,498	2,731,520

			0.3%	6,594	1,250,498	2,731,520

	Total Equity Investments		0.5%		5,592,677	4,597,627

	Total Non-Controlled/Non-Affiliated Investments*		159.5%		$1,308,805,569	$1,255,973,982

				Shares	Cost
	Cash Equivalents
	Blackrock Liquidity Funds, Yield 0.33%		21.1%	165,734,034	$165,734,034	$165,734,034

	Total Investments 180.6%				$1,474,539,603	$1,421,708,016

	Net unrealized depreciation on unfunded commitments ((0.3%))					$(2,250,419)

	Liabilities in Excess of Other Assets (80.3%)					$(632,222,512)

	Net Assets 100.0%					$787,235,085

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2020

*

The fair value of the SMTC Corporation common stock is based on the quoted market price of the issuer’s common stock as of March 31, 2020. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. The fair values of the SMTC Corporation warrants and Innerworkings, Inc. warrants are based on the quoted market price of the issuer’s stock as of March 31, 2020. Such warrants are considered to be Level 2 securities within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(1)

Excluded from the investment above, is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused commitment fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5 - Commitments and Contingencies.

(2)

In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.

(3)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2020, $51,714,884 or 3.6% of the Company’s total assets were represented by “non-qualifying assets.”

(4)	The Company is required to disburse a portion of its interest income from this term loan to the “first out” tranche holders of the portfolio company’s first lien senior secured loans.
(5)	Non-income producing.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Prime - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $211,605,601 and $260,844,027, respectively, for the year ended March 31, 2020. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	96.3%
Canada	3.7%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Aerospace & Defense
	Columbia Helicopters, Inc.	08/20/19	Term Loan - 9.52% (LIBOR + 7.50%, 1.50% Floor)	7.4%	$60,300,000	08/20/24	$59,160,626	$60,842,700
	DynCorp International Inc.	08/16/19	Term Loan B - 7.74% (LIBOR + 6.00%, 1.00% Floor)	3.7%	30,010,125	08/16/25	29,154,160	30,100,155
	Heligear Acquisition Co.	07/30/19	Term Loan - 8.95% (LIBOR + 7.00%, 1.50% Floor)	7.3%	59,758,010	07/30/24	58,641,013	59,817,768
	Navistar Defense, LLC	12/31/18	Term Loan B - 8.05% (LIBOR + 6.25%, 1.50% Floor)	2.7%	21,775,648	12/29/23	21,280,522	21,840,975
	Sparton Corporation(1)	03/04/19	First Lien Term Loan - 9.16% (LIBOR + 7.25%, 1.50% Floor)	5.0%	40,410,765	03/04/24	39,604,446	40,451,176

				26.1%	212,254,548		207,840,767	213,052,774

Air Freight & Logistics
	Need It Now Delivers, LLC(1)(2)	12/23/19	Last Out Term Loan - 7.79% (LIBOR + 6.00% , 1.75% Floor)	1.8%	14,611,314	12/23/24	14,288,305	14,698,982

				1.8%	14,611,314		14,288,305	14,698,982

Auto Components
	Shipston Group U.S. Inc.(1)	09/28/18	Term Loan - 9.85% (LIBOR + 7.75%, 1.25% Floor)	3.2%	26,036,788	09/28/23	25,715,299	25,698,310

				3.2%	26,036,788		25,715,299	25,698,310

Beverages
	Caiman Merger Sub LLC(2)	11/01/19	Term Loan - 7.44% (LIBOR + 5.75%, 1.00% Floor)	1.7%	14,178,813	11/01/25	14,029,516	14,249,708

				1.7%	14,178,813		14,029,516	14,249,708

Chemicals
	GEON Performance Solutions, LLC(2)	10/25/19	Term Loan - 7.96% (LIBOR + 6.25%, 1.63% Floor)	3.3%	27,156,552	10/25/24	27,043,542	27,346,648
	Verdesian Life Sciences, LLC	07/22/19	Term Loan - 9.30% (LIBOR + 7.50%, 1.75% Floor)	6.3%	51,680,300	06/27/24	50,740,189	51,370,218

				9.6%	78,836,852		77,783,731	78,716,866

Commercial Services & Supplies
	Clover Imaging Group, LLC	12/16/19	Term Loan - 9.24% (LIBOR + 7.50%, 1.50% Floor)	1.5%	12,140,000	12/16/24	11,898,268	12,212,840
	Production Resource Group, LLC(1)	08/21/18	Term Loan - 8.90% (LIBOR + 7.00%, 1.00% Floor)	3.2%	29,989,286	08/21/24	29,294,347	26,480,539

				4.7%	42,129,286		41,192,615	38,693,379

Communications Equipment
	AVI-SPL, Inc.	05/16/18	Third Additional Term Loan - 7.58% (LIBOR + 5.88%, 1.00% Floor)	3.6%	28,944,961	04/27/21	28,880,269	29,234,410

				3.6%	28,944,961		28,880,269	29,234,410

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Construction & Engineering
	Powerhouse Intermediate, LLC(2)	10/15/19	Revolver - 8.12% (LIBOR + 6.38%, 1.50% Floor)	0.1%	$330,436	10/07/24	$330,436	$331,428
	Powerhouse Intermediate, LLC	10/15/19	Term Loan - 8.41% (LIBOR + 6.38%, 1.50% Floor)	3.4%	27,536,364	10/07/24	27,310,013	27,618,973

				3.5%	27,866,800		27,640,449	27,950,401

	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 8.41% inc. PIK (LIBOR + 5.50%, 1.00% Floor, 1.00% PIK)	0.4%	3,647,967	08/20/24	3,647,967	3,301,410
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 8.41% inc. PIK (LIBOR + 5.50%, 1.00% Floor, 1.00% PIK)	2.0%	18,239,837	08/20/24	17,893,291	16,507,052

				2.4%	21,887,804		21,541,258	19,808,462

				5.9%	49,754,604		49,181,707	47,758,863

Construction Materials
	United Poly System Holding, Inc.(2)	07/24/19	Revolver - 8.45% (LIBOR + 6.50%, 1.50% Floor)	0.3%	2,614,400	06/07/24	2,614,400	2,528,125
	United Poly Systems Holding, Inc.	07/24/19	Term Loan - 8.45% (LIBOR + 6.50%, 1.50% Floor)	3.5%	29,640,000	06/07/24	28,930,976	28,661,880

				3.8%	32,254,400		31,545,376	31,190,005

Diversified Consumer Services
	American Academy Holdings, LLC	08/14/19	Term Loan - 10.80% inc. PIK (LIBOR + 5.25%, 1.00% Floor, 3.75% PIK)	3.8%	30,959,464	06/15/23	30,272,830	30,897,545

				3.8%	30,959,464		30,272,830	30,897,545

Electronic Equipment, Instruments & Components
	SMTC Corporation(3)	11/08/18	Term Loan A - 10.70% (LIBOR + 8.75%, 1.75% Floor)	2.9%	23,470,654	11/08/23	22,536,934	23,423,712

				2.9%	23,470,654		22,536,934	23,423,712

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan B - 8.14% (LIBOR + 6.25%, 1.25% Floor)	4.3%	34,979,903	09/07/23	34,462,625	34,560,144
	PSS Industrial Group Corp.	04/12/19	Term Loan - 7.94% (LIBOR + 6.00%, 1.50% Floor)	2.2%	18,402,902	04/10/25	17,998,290	18,200,470
	WDE TorcSill Holdings LLC(2)	10/22/19	Revolver - 8.30% (LIBOR + 6.50%, 1.50% Floor)	0.2%	1,825,588	10/22/24	1,825,588	1,825,588
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 8.30% (LIBOR + 6.50%, 1.50% Floor)	3.8%	31,240,379	10/22/24	30,470,804	31,240,379

				4.0%	33,065,967		32,296,392	33,065,967

	Wellbore Integrity Solutions(2)	12/02/19	First Out Term Loan - 8.94% (LIBOR + 7.00%, 1.50% Floor)	1.2%	9,367,418	12/02/24	9,273,797	9,423,623

				11.7%	95,816,190		94,031,104	95,250,204

Food Distributor
	Gold Star Foods Inc.(2)	10/15/19	Term Loan - 7.56% (LIBOR + 5.75%, 1.00% Floor)	2.8%	22,946,970	10/02/24	22,796,301	23,107,598

				2.8%	22,946,970		22,796,301	23,107,598

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Food Products
	Hometown Food Company(2)	08/31/18	Term Loan - 6.80% (LIBOR + 5.00%, 1.25% Floor)	4.8%	$40,027,178	08/31/23	$39,361,349	$39,466,798

				4.8%	40,027,178		39,361,349	39,466,798

Health Care Providers & Services
	Akumin, Inc.	07/22/19	Term Loan B - 7.80% (LIBOR + 6.00%, 1.00% Floor)	6.7%	55,371,750	05/31/24	54,366,012	54,928,776

				6.7%	55,371,750		54,366,012	54,928,776

Hotels, Restaurants & Leisure
	FM Restaurants Holdco, LLC(2)	11/25/19	Term Loan - 8.05% (LIBOR + 6.25%, 1.75% Floor)	2.7%	21,722,727	11/22/24	21,194,388	21,701,005

				2.7%	21,722,727		21,194,388	21,701,005

Household Durables
	Dura-Supreme Holdings, Inc(2)	10/15/19	Term Loan - 7.96% (LIBOR + 6.25%, 1.50% Floor)	1.6%	13,626,000	10/10/24	13,513,033	13,639,626
	Hunter Fan Company	11/05/19	Additional Term Loan - 8.53% (LIBOR + 6.63%, 1.00% Floor)	3.7%	30,290,000	12/20/21	30,065,659	30,199,130
	SLogic Holding Corp.(1)	06/29/18	Term Loan B - 11.25% (PRIME + 6.50%, 1.00% Floor)	3.2%	27,823,398	06/22/23	27,629,565	25,931,407

				8.5%	71,739,398		71,208,257	69,770,163

Household Products
	Greenfield World Trade, Inc.(1)	03/04/19	Last Out Term Loan - 11.30% (LIBOR + 9.50%, 1.50% Floor)	5.0%	42,546,666	03/04/24	41,807,281	41,057,532

				5.0%	42,546,666		41,807,281	41,057,532

Information Technology Services
	AMCP Staffing Intermediate Holdings III, LLC	10/15/19	Add on Term Loan - 8.84% (LIBOR + 6.75%, 1.50% Floor)	1.4%	11,427,418	09/24/25	11,342,079	11,427,418
	AMCP Staffing Intermediate Holdings III, LLC(2)	10/15/19	Revolver - 8.74% (LIBOR + 6.75%, 1.50% Floor)	0.2%	1,407,174	09/24/25	1,407,174	1,407,174
	AMCP Staffing Intermediate Holdings III, LLC	10/15/19	Term Loan - 8.68% (LIBOR + 6.75%, 1.50% Floor)	1.8%	14,688,763	09/24/25	14,547,899	14,688,763

				3.4%	27,523,355		27,297,152	27,523,355

	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 8.80% (LIBOR + 7.00%, 1.50% Floor)	1.6%	12,928,160	11/15/23	12,928,160	12,992,801
	Corcentric, Inc.	11/15/18	Term Loan - 8.80% (LIBOR + 7.00%, 1.50% Floor)	2.4%	19,392,240	11/15/23	19,017,035	19,489,201

				4.0%	32,320,400		31,945,195	32,482,002

	Global Holdings, LLC	09/17/19	Term Loan - 8.16% (LIBOR + 6.25%, 1.00% Floor)	3.6%	29,270,605	09/17/23	28,863,489	29,475,500

				11.0%	89,114,360		88,105,836	89,480,857

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Media
	Encompass Digital Media, Inc.	10/01/18	First Lien Term Loan - 9.43% inc. PIK (LIBOR + 6.38%, 1.25% Floor, 1.13% PIK)	3.5%	$29,667,001	09/28/23	$29,369,614	$29,014,328
	Encompass Digital Media, Inc.(2)	10/01/18	Revolver - 9.43% (LIBOR + 7.50%, 1.25% Floor)	0.2%	1,733,182	09/28/23	1,733,182	1,695,052

				3.7%	31,400,183		31,102,796	30,709,380

	Innerworkings, Inc.(1)	07/23/19	Term Loan - 11.50% (LIBOR + 9.75%, 1.75% Floor)	4.8%	38,725,853	07/16/24	36,152,664	38,880,756
	Winsight, LLC(2)	11/15/18	Term Loan - 7.80% (LIBOR + 6.00%, 1.00% Floor)	3.6%	29,096,430	11/15/23	28,496,501	29,067,333

				12.1%	99,222,466		95,751,961	98,657,469

Metals & Mining
	DBM Global, Inc.	11/30/18	Term Loan - 7.65% (LIBOR + 5.85%, 1.50% Floor)	5.9%	48,193,817	11/30/23	47,439,928	48,338,398

				5.9%	48,193,817		47,439,928	48,338,398

Multiline Retail
	Torrid LLC	06/14/19	Term Loan - 8.69% (LIBOR + 6.75%, 1.00% Floor)	4.4%	35,293,300	12/16/24	34,578,532	35,540,353

				4.4%	35,293,300		34,578,532	35,540,353

Personal Products
	VPI Aware Topco, LLC(4)	11/13/18	First Out Term Loan - 8.20% (LIBOR + 6.25%, 1.00% Floor)	6.3%	52,101,811	11/13/23	51,095,160	51,372,386

				6.3%	52,101,811		51,095,160	51,372,386

Software
	Mondee Holdings LLC(2)	12/20/19	Term Loan - 11.43% inc. PIK (LIBOR + 7.00%, 1.75% Floor, 2.50% PIK)	6.7%	54,549,938	12/20/24	53,292,220	54,440,838

				6.7%	54,549,938		53,292,220	54,440,838

Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	11/07/18	Term Loan - 7.93% (LIBOR + 6.00%, 1.50% Floor)	4.1%	33,725,753	10/29/23	33,207,452	33,455,948
	Keeco Holdings, LLC	09/19/18	Term Loan - 9.55% (LIBOR + 7.75%, 1.75% Floor)	6.9%	58,730,405	03/15/24	57,772,101	56,322,458

				11.0%	92,456,158		90,979,553	89,778,406

	Total Debt Investments			166.7%			1,349,275,231	1,360,505,337

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost/Cost	Fair Value
	Equity Investments
Construction Materials
	United Poly Systems Holding, Inc.(5)		Common Stock	0.1%	7,550		$755,000	$607,525

				0.1%	7,550		755,000	607,525

Electronic Equipment, Instruments & Components
	SMTC Corporation(3),(5)		Common Stock	0.0%	48,036		150,833	162,842
	SMTC Corporation(3),(5)		Warrant, expires 11/08/25	0.2%	399,529		1,532,279	1,354,403

				0.2%	447,565		1,683,112	1,517,245

Media
	Innerworkings, Inc.(5)		Warrant, expires 07/16/24	0.3%	530,380		1,904,067	2,922,394

				0.3%	530,380		1,904,067	2,922,394

	Total Equity Investments			0.6%			4,342,179	5,047,164

	Total Non-Controlled/Non-Affiliated Investments*			167.3%			$1,353,617,410	$1,365,552,501

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.52%			21.8%	117,609,952		$177,609,952	$177,609,952

	Total Investments 189.1%						$1,531,227,362	$1,543,162,453

	Net unrealized depreciation on unfunded commitments ((0.1%))							$(786,304)

	Liabilities in Excess of Other Assets (89.0%)							$(726,146,423)

	Net Assets 100.0%							$816,229,726

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

(2)

Excluded from the investment above is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused commitment fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5 - Commitments and Contingencies.

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

Country Breakdown Portfolio
United States	96.4%
Canada	3.6%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of March 31, 2020 (unaudited)	As of December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,308,805 and $1,353,617, respectively)	$1,255,974	$1,365,553
Cash and cash equivalents	187,543	220,074
Interest receivable	9,661	6,344
Deferred financing costs	6,109	5,574
Prepaid and other assets	24	57

Total Assets	$1,459,311	$1,597,602

Liabilities
Revolving credit facilities payable	$418,500	$577,000
Term loan (net of $1,985 and $1,613 in deferred financing costs, respectively)	236,515	178,387
Management fees payable	9,791	8,689
Interest and credit facilities expense payable	4,129	3,866
Unrealized depreciation on unfunded commitments	2,250	786
Directors’ fees payable	84	—
Incentive fee payable	—	12,148
Other accrued expenses and other liabilities	807	496

Total Liabilities	$672,076	$781,372

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	$1,373,401	$1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(548,401)	(548,401)
Common Unitholders’ return of capital	(4,639)	(4,639)
Common Unitholders’ offering costs	(633)	(633)
Common Unitholders’ tax reclassification	(1,865)	(1,865)

Common Unitholders’ capital	817,863	817,863
Accumulated Loss	(30,628)	(1,633)

Total Members’ Capital	$787,235	$816,230

Total Liabilities and Members’ Capital	$1,459,311	$1,597,602

Net Asset Value Per Unit (Note 9)	$97.25	$99.36

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Investment Income:
Interest income from non-controlled/non-affiliated investments	$33,294	$14,494
Interest income from non-controlled/non-affiliated investments paid-in-kind	2,652	54
Other fee income from non-controlled/non-affiliated investments	106	—

Total investment income	36,052	14,548

Expenses:
Interest and credit facilities’ expenses	7,240	3,957
Management fees	4,955	2,105
Administrative fees	363	185
Professional fees	195	320
Directors’ fees	98	94
Incentive fees	(12,148)	4,413
Other expenses	57	56

Total expenses	760	11,130

Net investment income	$35,292	$3,418

Net realized and unrealized gain (loss) on investments
Net realized gain on non-controlled/non-affiliated investments	1,943	418
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(66,230)	4,911

Net realized and unrealized (loss) gain on investments	$(64,287)	$5,329

Net (decrease) increase in Members’ Capital from operations	$(28,995)	$8,747

Basic and diluted:
(Loss) Income per unit	$(2.11)	$0.64

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2018	$398,367	$3,037	$401,404
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	3,418	3,418
Net realized gain on investments	—	418	418
Net change in unrealized appreciation/depreciation on investments	—	4,911	4,911
Distributions to Members from:
Distributable earnings	—	(1,865)	(1,865)
Return of unused capital	(154,329)	—	(154,329)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	145,329	—	145,329

Total (Decrease) Increase in Members’ Capital for the three months ended March 31, 2019	(9,000)	6,882	(2,118)

Members’ Capital at March 31, 2019	$389,367	$9,919	$399,286

Members’ Capital at December 31, 2019	$817,863	$(1,633)	$816,230
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	35,292	35,292
Net realized gain on investments	—	1,943	1,943
Net change in unrealized appreciation/depreciation on investments	—	(66,230)	(66,230)

Total Decrease in Members’ Capital for the three months ended March 31, 2020	—	(28,995)	(28,995)

Members’ Capital at March 31, 2020	$817,863	$(30,628)	$787,235

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net (decrease) increase in net assets resulting from operations	$(28,995)	$8,747
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(208,953)	(119,334)
Interest income paid-in-kind	(2,652)	(54)
Proceeds from sales and paydowns of investments	260,844	22,233
Net realized gain on investments	(1,943)	(418)
Change in net unrealized appreciation/depreciation on investments	66,230	(4,911)
Amortization of premium and accretion of discount, net	(2,483)	(852)
Amortization of deferred financing costs	717	418
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(3,317)	(967)
(Increase) decrease in prepaid and other assets	33	781
Increase (decrease) in management fees payable	1,102	(203)
Increase (decrease) in interest and credit facilities expense payable	263	840
Increase (decrease) in organization costs payable to Adviser	—	(741)
Increase (decrease) in offering costs payable to Adviser	—	(633)
Increase (decrease) in directors’ fees reimbursable to Adviser	—	(92)
Increase (decrease) in directors’ fees payable	84	65
Increase (decrease) in incentive fees payable	(12,148)	4,413
Increase (decrease) in other accrued expenses and liabilities	311	36

Net cash provided by (used in) operating activities	$69,093	$(90,672)

Cash Flows from Financing Activities
Contributions	$—	$137,453
Distributions	—	(1,865)
Return of unused capital	—	(146,453)
Deferred financing costs paid	(1,624)	(4,447)
Proceeds from credit facilities	—	115,000
Repayments of credit facilities	(100,000)	(46,000)

Net cash (used in ) provided by financing activities	$(101,624)	$53,688

Net decrease in cash and cash equivalents	$(32,531)	$(36,984)
Cash and cash equivalents, beginning of period	$220,074	$160,995

Cash and cash equivalents, end of period	$187,543	$124,011

Supplemental and non-cash financing activities
Interest expense paid	$5,913	$2,604
Deemed return of unused capital contribution from Members	$—	$7,876

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2020

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

On February 12, 2020, the Company formed a wholly-owned subsidiary, TCW DLG Funding VII 2020-1 LLC, a single member Delaware limited liability company.

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

March 31, 2020

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. On January 14, 2019, the Company completed its fourth and final closing sale of Units. The Company sold 13,734,010 Units for an aggregate offering price of $1,373,401. Each Unitholder is obligated to contribute capital equal to its respective capital commitment to the Company (the “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2020, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2020 was $4,639.

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

March 31, 2020

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Deferred Financing Costs: Deferred financing costs incurred by the Company in connection with the Credit Facilities (as defined in Note 7 to the Consolidated Financial Statements), including arrangement fees, upfront fees and legal fees, are amortized on a straight-line basis over the term of the respective credit facility.

Organization and Offering Costs: The Company expensed organization costs totaling $740 (net of $380 in Adviser reimbursement) since its inception through December 31, 2018. Offering costs totaling $633 (net of $324 in Adviser reimbursement) was charged directly to Members’ Capital on December 31, 2018. No additional organization and offering costs were incurred subsequent to December 31, 2018. The Company did not bear more than an amount equal to 10 basis points of the aggregate capital commitments for organization and offering expenses.

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2020, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value, and are classified as Level 1 in the GAAP valuation hierarchy.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2020

2. Significant Accounting Policies (Continued)

Recent Accounting Pronouncements: On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance modifies the disclosure requirements on fair value measurements by (1) removing certain disclosure requirements including policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, (2) amending disclosure requirements related to measurement uncertainty from the use of significant unobservable inputs, and (3) adding certain new disclosure requirements including changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted. As permitted by the ASU, the Company early adopted the following applicable provisions of the ASU:

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

March 31, 2020

3. Investment Valuations and Fair Value Measurements (Continued)

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

Equity, (Level 3), includes common stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2020:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,251,376	$1,251,376
Equity	112	1,552	2,934	4,598
Cash equivalents	165,734	—	—	165,734

Total Assets	$165,846	$1,552	$1,254,310	$1,421,708

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

March 31, 2020

3. Investment Valuations and Fair Value Measurements (Continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2020:

	Debt	Equity	Total
Balance, January 1, 2020	$1,360,505	$608	$1,361,113
Purchases*	210,355	1,250	211,605
Sales and paydowns of investments	(260,844)	—	(260,844)
Amortization of premium and accretion of discount, net	2,483	—	2,483
Net realized gains	1,943	—	1,943
Net change in unrealized appreciation/depreciation	(63,066)	1,076	(61,990)

Balance, March 31, 2020	$1,251,376	$2,934	$1,254,310

Net change in unrealized appreciation/depreciation in investments held as of March 31, 2020	$(61,810)	$1,076	$(60,734)

*	Includes payments received in-kind

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2019:

	Debt	Total
Balance, January 1, 2019	$538,926	$538,926
Purchases*	119,388	119,388
Sales and paydowns of investments	(22,233)	(22,233)
Amortization of premium and accretion of discount, net	852	852
Net realized gains	418	418
Net change in unrealized appreciation/depreciation	4,964	4,964

Balance, March 31, 2019	$642,315	$642,315

Net change in unrealized appreciation/depreciation in investments held as of March 31, 2019	$5,029	$5,029

*	Includes payments received in-kind

The Company did not have any transfers between levels during the three months ended March 31, 2020 and 2019.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2020

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2020:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$1,214,036	Income Method	Discount Rate	6.4% to 22.3%	10.4%	Decrease
Debt	$37,340	Market Method	EBITDA Multiple	5.8x to 7.0x	N/A	Increase
			Revenue Multiple	0.6x to 0.8x	N/A	Increase
Equity	$2,934	Market Method	EBITDA Multiple	4.3x to 10.0x	N/A	Increase

*	Weighted based on fair value

The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2019:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$1,331,271	Income Method	Discount Rate	6.1% to 22.3%	9.5%	Decrease
Debt	$29,234	Income Method	Discount Rate	6.2% to 7.4%	7.0%	Decrease
			Take Out Indication	101.1% to 101.1%	101.1%	Increase
Equity	$608	Market Method	EBITDA Multiple	4.3x to 5.3x	N/A	Increase

*	Weighted based on fair value

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

March 31, 2020

4. Agreements and Related Party Transactions (Continued)

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

March 31, 2020

4. Agreements and Related Party Transactions (Continued)

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

March 31, 2020

4. Agreements and Related Party Transactions (Continued)

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

March 31, 2020

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

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2020 and December 31, 2019:

	Maturity / Expiration	March 31, 2020		December 31, 2019
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AMCP Staffing Intermediate Holdings III, LLC	September 2025	$—	$—	$2,767	$28
Caiman Merger Sub LLC	November 2024	1,017	14	1,031	8
Cassavant Holdings, LLC	December 2024	1,899	61	—	—
Dura-Supreme Holdings, Inc.	October 2024	—	—	1,514	6
GEON Performance Solutions, LLC	October 2024	1,816	35	3,133	19
Encompass Digital Media, Inc.	September 2023	—	—	794	18
FM Restaurants Holdco, LLC	November 2024	—	—	1,062	6
FM Restaurants Holdco, LLC	November 2024	—	—	4,827	29
Gold Star Foods Inc.	April 2020	—	—	2,754	8
Gold Star Foods Inc.	October 2024	—	—	4,589	14
Hometown Food Company	August 2023	772	13	5,881	82
Mondee Holdings LLC	December 2024	7,708	903	8,613	146
Need It Now Delivers, LLC	December 2020	4,992	208	6,025	24
Powerhouse Intermediate, LLC	October 2024	—	—	2,423	10
United Poly Systems Holding, Inc.	June 2024	5,985	520	6,506	215
WDE TorcSill Holdings LLC	October 2024	3,006	37	7,302	73
Wellbore Integrity Solutions	December 2020	932	21	953	4
Winsight, LLC	November 2023	13,469	417	13,887	83
Winsight, LLC	November 2021	667	21	2,217	13

Total		$42,263	$2,250	$76,278	$786

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2020, the Company is not aware of any pending or threatened litigation.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2020

5. Commitments and Contingencies (Continued)

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

6. Members’ Capital

The Company’s Unit activity for the three months ended March 31, 2020 and 2019, was as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Units at beginning of period	13,734,010	10,672,260
Units issued and committed	—	3,061,750

Units issued and committed at end of period	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three months ended March 31, 2020 and 2019.

7. Credit Facilities

On May 10, 2018, the Company entered into a Revolving Credit Agreement (the “Natixis Credit Agreement”) among the Company, as borrower, and Natixis, New York Branch (“Natixis”), as administrative agent and the committed lenders, conduit lenders and funding agents. The Natixis Credit Agreement provided for a revolving credit line (the “Natixis Revolving Credit Facility”) of up to $150,000 (the “Natixis Maximum Commitment”), subject to the lesser of the “Natixis Borrowing Base” assets or the Natixis Maximum Commitment. The Natixis Borrowing Base assets equal the sum of a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “Natixis Available Commitment”). The Natixis Revolving Credit Facility is generally secured by the Natixis Borrowing Base assets.

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2020, the Company was in compliance with such covenants.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2020

7. Credit Facilities (Continued)

As of March 31, 2020 and December 31, 2019, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of March 31, 2020 and December 31, 2019 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2020	$400,000	$252,000	$30,866
As of December 31, 2019	$400,000	$252,000	$30,866

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

Under the PNC Credit Facility, the lenders have agreed to extend credit to the Borrower in an aggregate principal amount of up to $400,000 of revolving and term loans (the “PNC Maximum Commitment”), subject to compliance with a borrowing base (the “PNC Borrowing Base”). The PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900,000, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) a revolving loan (the “PNC Revolving Credit Facility” and together with the Natixis Revolving Credit Facility, the “Revolving Credit Facilities”) under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 29, 2022 and (ii) a term loan (the “PNC Term Loan”) under the PNC Credit Facility during the period which commenced on January 29, 2019 and ended on January 29, 2020, unless, there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

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

On March 17, 2020, the Borrower amended and restated the Amended PNC Credit Agreement (as further amended the “Second Amended PNC Credit Agreement”). The Second Amended PNC Credit Agreement, among other things, increased the total commitments under the PNC Credit Facility from $600,000 to $795,000 (the “Second Amended PNC Maximum Commitment”). The Second Amended PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900,000, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) revolving loans under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 29, 2022 and (ii) term loans under the PNC Credit Facility during the period commencing January 29, 2019 and ending on March 17, 2020, unless, in the case of (i) and (ii), there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

The Borrower’s obligations under the PNC Credit Facility are secured by a first priority security interest in all of the assets of the Borrower, including its portfolio of loans that has been contributed by the Company to the Borrower in exchange for 100% of the membership interests of the Borrower and any payments received in respect of such loans. The Company may contribute or sell to the Borrower additional loans from time to time after the closing date, which shall be pledged in favor of the lenders under the PNC Credit Facility.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2020

7. Credit Facilities (Continued)

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2020, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of March 31, 2020 and December 31, 2019, the PNC Borrowing Base assets were greater than the Second Amended and Amended PNC Maximum Commitment, respectively. A summary of amounts outstanding and available under the PNC Credit Facility as of March 31, 2020 and December 31, 2019 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2020	$795,000	$405,000	$390,000
As of December 31, 2019	$600,000	$505,000	$95,000

(1) The amount available considers any limitations related to the facility borrowing.

Borrowings under the PNC Credit Facility as of March 31, 2020 and December 31, 2019 consisted of $166,500 and $325,000, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $238,500 and $180,000, respectively, of PNC Term Loan.

The Company incurred financing costs of $3,463 and $4,433, in connection with the Natixis Credit Agreement and the PNC Credit Agreement, respectively. In addition, the Company incurred an additional $2,070 and $1,531 in financing costs in connection with the Amended and Second Amended PNC Credit Agreement, respectively. Costs associated with the Revolving Credit Facilities were primarily recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of March 31, 2020 and December 31, 2019, $6,109 and $5,574, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company’s Consolidated Statements of Assets and Liabilities.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of March 31, 2020	As of December 31, 2019
Principal amount outstanding on PNC Term Loan	$238,500	$180,000
Deferred financing costs	(1,985)	(1,613)

PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$236,515	$178,387

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of March 31, 2020 and December 31, 2019, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2020

7. Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Credit Facilities interest expense	$6,270	$3,091
Unused commitment fees	253	448
Amortization of deferred financing costs	717	418

Total	$7,240	$3,957

Weighted average interest rate	3.72%	4.09%
Average outstanding balance	$666,890	$302,089

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

As of March 31, 2020 and December 31, 2019, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of March 31, 2020	As of December 31, 2019
Cost of investments for federal income tax purposes	$1,308,805	$1,531,227
Unrealized appreciation	$6,633	$21,471
Unrealized depreciation	$59,465	$10,322
Net unrealized (depreciation) appreciation on investments	$(52,832)	$11,149

The Company did not have any unrecognized tax benefits as of December 31, 2019, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior two years.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2020

9. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2020 and 2019 is presented below.

	For the Three Months Ended March 31,
	2020(1)	2019(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.36	$100.23

Net Decrease in Common Unitholder NAV from Prior Period	—	(0.05)

Income (Loss) from Investment Operations:
Net investment income	2.57	0.25
Net realized and unrealized (loss) gain	(4.68)	0.39

Total from investment operations	(2.11)	0.64
Less Distributions:
From distributable earnings	—	(0.14)

Total distributions	—	(0.14)

Net Asset Value Per Unit (accrual base), End of Period	$97.25	$100.68

Unitholder Total Return(2)(3)	(3.5)%	2.6%

Unitholder IRR before incentive fees(4)	3.0%	12.0%

Unitholder IRR after all fees and expenses(4)	3.0%	9.6%

Ratios and Supplemental Data
Members’ Capital, end of period	$787,235	$399,286
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	0.38%	12.75%
Ratio of net expenses to average net assets(5)	0.38%	12.75%
Ratio of financing cost to average net assets(3)	0.89%	1.12%
Ratio of net investment income before expense recapture to average net assets(5)	17.45%	3.92%
Ratio of incentive fees to average net assets(5)	(6.01)%	5.06%
Credit facilities payable	655,015	369,000
Asset coverage ratio	2.2	2.1
Portfolio turnover rate(3)	16.0%	4%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of March 31, 2020 and 2019, respectively.
(2)

The Total Return for the three months ended March 31, 2020 and 2019 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(3)	Not annualized.
(4)

The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 3.0%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 3.0%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(5)	Annualized.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2020

10. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

The recent global outbreak of COVID-19 has disrupted economic markets and its corresponding impact on the financial results of the Company depend on highly uncertain and unpredictable future developments such as the duration and spread of the outbreak and related advisories and restrictions. If the financial markets and/or the overall economy are impacted for an extended period, the future financial results of the Company may be materially impacted. For additional information regarding the impact of the COVID-19 pandemic on the Company see “Risk Factors” in Part II, Item 1A of this Form 10-Q.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our objectives as a result of the current COVID-19 pandemic;

•

an economic downturn, including as a result of the current COVID-19 pandemic, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit, including as a result of the current COVID-19 pandemic, could impair our lending and investment activities;

•	interest rate volatility could affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their financial and other business objectives;

•	competition with other entities and our affiliates for investment opportunities;

•

the impact of changing market conditions and lending standards on our ability to compete with other industry participants, including other business development companies, private and public funds, individual and institutional investors, and financial institutions for investment opportunities;

•	uncertainty surrounding the impact of the current COVID-19 pandemic on the financial stability of the global economy;

•

the social, geopolitical, financial, trade and legal implications of Brexit, as well as the impact of COVID-19 on ongoing negotiations between the United Kingdom and various countries in the European Union;

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

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 16, 2020 and in this report.

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

However, we will not bear (a) more than an amount equal to 10 basis points of our aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through January 14, 2019 and (b) more than an amount equal to 12.5 basis points of our aggregate Commitments computed annually for Company Expenses; provided, that, any amount by which actual annual expenses in (b) exceed the 12.5 basis point limit shall be carried over to the next year, without limitation, as additional expense until the earlier of the Reorganization (as defined in the LLC Agreement) or the dissolution of the Company, with any partial year assessed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the 12.5 basis point limit in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the 12.5 basis point limit in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with our borrowings (including interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against us, expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of our portfolio investments performed by our independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to us, costs and expenses relating to any Reorganization (as defined in the LLC Agreement) or liquidation of the

Company and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, in no event will the Company carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the 12.5 basis point limit for more than three years from the date on which such expenses were reimbursed.

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

We expensed organization costs totaling $0.7 million (net of $0.4 million in Adviser reimbursement) since our inception through December 31, 2018. Offering costs totaling $0.6 million (net of $0.3 million in Adviser reimbursement) was charged directly to Members’ Capital on December 31, 2018. No additional organization and offering costs were incurred subsequent to December 31, 2018. We did not bear more than an amount equal to 10 basis points of the aggregate capital commitments for organization and offering expenses.

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

Equity, (Level 3), includes common stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Investment Activity

As of March 31, 2020, our non-controlled/non-affiliated portfolio consisted of 51 debt investments and five equity investments. Based on fair values as of March 31, 2020, our non-controlled/non-affiliated portfolio was 99.6% invested in debt investments which were mostly senior secured, term loans. The remaining 0.4% represented our equity investments.

As of December 31, 2019, our non-controlled/non-affiliated portfolio consisted of 50 debt investments and four equity investments. Based on fair values as of December 31, 2019, our non-controlled/non-affiliated portfolio was 99.6% invested in debt investments which were mostly senior secured, term loans. The remaining 0.4% represented our equity investments.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as March 31, 2020:

Industry	Percent of Total Investments
Aerospace & Defense	17%
Food Products	9%
Media	8%
Energy Equipment and Services	8%
Textiles, Apparel & Luxury Goods	7%
Chemicals	6%
Software	5%
Information Technology Services	5%
Health Care Providers & Services	4%
Metals & Mining	4%
Household Products	3%
Household Durables	3%
Personal Products	3%
Multiline Retail	3%
Diversified Consumer Services	2%
Construction Materials	2%
Commercial Services and Supplies	2%
Auto Components	2%
Hotels, Restaurants & Leisure	2%
Electronic Equipment, Instrument & Components	2%
Construction and Engineering	1%
Air Freight & Logistics	1%
Beverages	1%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $35.9 million and $14.5 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, we also earned $0.1 million in other fee income from our non-controlled/non-affiliated investments.

Results of Operations

Our operating results for the three months ended March 31, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2020	2019
Total investment income	$36,052	$14,548
Expenses	760	11,130

Net investment income	35,292	3,418

Net realized and unrealized gain (loss) on investments
Net realized gain on non-controlled/non-affiliated investments	1,943	418
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(66,230)	4,911

Net (decrease) increase in Members’ Capital from operations	$(28,995)	$8,747

Total investment income

Total investment income for the three months ended March 31, 2020 and 2019 was $36.1 million and $14.5 million, respectively. Our total investment income for the three months ended March 31, 2020 included $0.1 million of other fee income from our non-controlled/non-affiliated investments. Our total investment income for the three months ended March 31, 2019 was entirely attributable to interest income from our non-controller/non-affiliated investments.

The increase in total investment income during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily due to the increase in our portfolio of investments. Our portfolio of investments increased to 56 total debt and equity investments as of March 31, 2020, compared to 24 as of March 31, 2019.

Net investment income

Net investment income for the three months ended March 31, 2020 and 2019 was $35.3 million and $3.4 million, respectively. The increase in our net investment income during the three months ended March 31, 2020 compared to our net investment income during the three months ended March 31, 2019 is due to the larger size of our investment portfolio during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Further, total operating expenses during the three months ended March 31, 2020 was significantly lower compared to our total operating expenses during the three months ended March 31, 2019, as the current quarter expense included a $12.1 million reversal of previously accrued incentive fees. This reversal took place during the current quarter as result of our internal rate of return (“IRR”) falling below the hurdle rate stipulated in our Advisory Agreement.

Operating expenses for the three months ended March 31, 2010 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Expenses:
Interest and credit facilities’ expenses	$7,240	$3,957
Management fees	4,955	2,105
Administrative fees	363	185
Professional fees	195	320
Directors’ fees	98	94
Incentive fees	(12,148)	4,413
Other expenses	57	56

Total expenses	$760	$11,130

Our total expenses were $0.8 million and $11.1 million for the three months ended March 31, 2020 and 2019, respectively. Our expenses included management fees attributed to the Adviser of $5.0 million and $2.1 million, respectively; and incentive fees attributed to the Adviser of ($12.1) million and $4.4 million, for the three months ended March 31, 2020 and 2019, respectively. The decrease in operating expenses during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily due to the reversal of previously accrued incentive fees in conjunction with the decrease in our IRR. As of March 31, 2020, our IRR fell below the hurdle rate specified in our Advisory Agreement. This credit was partially offset by higher interest and credit facilities’ expenses resulting from a higher average debt outstanding balance during the current quarter compared to the three months ended March 31, 2019. Lastly, management fees attributed to our Adviser also increased, consistent with the overall increase in the size of our investment portfolio.

Net realized gain on non-controlled/non-affiliated investments

Our net realized gain on non-controlled/non-affiliated investments for the three months ended March 31, 2020 and 2019 was $1.9 million and $0.4 million, respectively. Our net realized gain during the three months ended March 31, 2020 was primarily attributable to our partial or full dispositions of the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain
Powerhouse Intermediate, LLC	Term Loan	$346
AVI-SPL, Inc.	Term Loan	331
Westrock Coffee Company, LLC	Term Loan	306
Gold Star Foods Inc.	Term Loan	270
AMCP Staffing Intermediate Holdings III, LLC	Term Loan	344
Dura-Supreme Holdings, Inc.	Term Loan	170
Hunter Fan Company	Term Loan	78
Geon Performance Solutions, LLC	Term Loan	53
Mondee Holdings, LLC	Term Loan	45

Total realized gain		$1,943

Our net realized gain on non-controlled/non-affiliated investments during the three months ended March 31, 2019 was due to the partial disposition of our term loans to SMTC Corporation.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended March 31, 2020 and 2019 was ($66.2) million and $4.9 million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2020 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/Depreciation
Production Resource Group, LLC	Term Loan	$(9,634)
Mondee Holdings, LLC	Term Loan	(7,403)
Slogic Holdings Corp.	Term Loan	(5,348)
Centric Brands Inc.	Term Loan	(4,931)
Keeco Holdings, LLC	Term Loan	(3,111)
UniTek Acquisition, Inc.	Term Loan	(2,664)
Greenfield World Trade, Inc.	Term Loan	(2,557)
Akumin, Inc.	Term Loan	(2,488)
Innerworkings, Inc.,	Warrants	(2,302)
Innerworkings, Inc.,	Term Loan	(1,971)
Verdesian Life Sciences, LLC	Term Loan	(1,683)
FM Restaurants Holdco, LLC	Term Loan	(1,610)
United Poly Systems Holding, Inc.	Term Loan	(1,433)
PSS Industrial Group Corp.	Term Loan	(1,354)
Sparton Corporation	Term Loan	(1,057)
Shipston Group U.S. Inc.	Term Loan	(1,011)
Greenfield World Trade, Inc.	Warrants	1,481
All others	Various	(17,154)

Net change in unrealized appreciation/depreciation		$(66,230)

Our net change in unrealized appreciation/depreciation during the three months ended March 31, 2020 was affected by the widening of credit spreads as well as other consequences of the uncertainty and economic volatility caused by COVID-19; in addition to other business conditions unique to our respective issuers.

Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2019 was largely due to our term loans to DBM Global, Inc., Centric Brands, Inc., Sparton Corporation, Greenfield World Trade Inc., and Production Resource Group, LLC, which collectively recognized $4.5 million in unrealized appreciation, in addition to approximately $1.3 million in other mark to market adjustments during the quarter. These were partially offset by our term loans to Profrac Services, LLC and SMTC Corporation, for which, we recorded an aggregate of $0.9 million in unrealized depreciation during the quarter.

Net (decrease) increase in Members’ Capital from operations

Our net (decrease) increase in members’ capital from operations during the three months ended March 31, 2020 and 2019 was ($29.0) million and $8.7 million, respectively. The decrease in members’ capital during the during the three months ended March 31, 2020 compared to the increase during three months ended March 31, 2019 is primarily due to our net change in unrealized appreciation/depreciation during the current quarter which, as previously described was a net depreciation of $66.2 million during the current quarter compared to a net appreciation of $4.9 million during the three months ended March 31, 2019. This was partially offset by the increase in our net investment income during the current quarter compared to the three months ended March 31, 2019.

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

As of March 31, 2020, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

March 31, 2020
Commitments	$1,373,401
Undrawn commitments	$548,401
Percentage of commitments funded	60.1%
Units	13,734,010

On May 10, 2018, we entered into a Revolving Credit Agreement (the “Natixis Credit Agreement”) among the Company, as borrower, and Natixis, New York Branch (“Natixis”), as administrative agent and the committed lenders, conduit lenders and funding agents. The Natixis Credit Agreement provided for a revolving credit line (the “Natixis Credit Facility”) of up to $150.0 million (the “Natixis Maximum Commitment”), subject to the lesser of the “Natixis Borrowing Base” assets or the Natixis Maximum Commitment. The Natixis Borrowing Base assets equal the sum of a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “Natixis Available Commitment”). The Natixis Credit Facility is generally secured by the Natixis Borrowing Base assets.

The Natixis Maximum Commitment may be periodically increased in amounts designated by us, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement is May 10, 2021, unless such date is extended at our option, no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%. On September 21, 2018, the Natixis Maximum Commitment increased from $150.0 million to $275.0 million. On November 5, 2018, the Natixis Maximum Commitment increased from $275.0 million to $400.0 million.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of March 31, 2020 we were in compliance with such covenants.

As of March 31, 2020 and December 31, 2019, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Credit Facility as of March 31, 2020 and December 31, 2019 is as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2020	$400,000	$252,000	$30,866
As of December 31, 2019	$400,000	$252,000	$30,866

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

Under the PNC Credit Facility, the lenders have agreed to extend credit to the Borrower in an aggregate principal amount of up to $400.0 million of revolving and term loans (the “PNC Maximum Commitment”), subject to compliance with a borrowing base (the “PNC Borrowing Base”). The PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900.0 million, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) a revolving loan (the “PNC Revolving Credit Facility” and together with the Natixis Revolving Credit Facility, the “Revolving Credit Facilities”) under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 29, 2022 and (ii) a term loan (the “PNC Term Loan”) under the PNC Credit Facility during the period which commenced on January 29, 2019 and ended on January 29, 2020, unless, in the case of (i) and (ii), there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

On April 11, 2019, the Borrower amended and restated the PNC Credit Agreement (as amended, the “Amended PNC Credit Agreement”) for the PNC Credit Facility. The Amended PNC Credit Agreement, among other things, (a) increased the total commitments under the PNC Credit Facility from $400.0 million to $600.0 million (the “Amended PNC Maximum Commitment”) and (b) made certain modifications to the calculation of the borrowing base under the prior facility, including the eligibility requirements of collateral obligations pledged under the PNC Credit Facility and loan portfolio concentration limits.

On March 17, 2020, the Borrower further amended and restated the Amended PNC Credit Agreement (as further amended the “Second Amended PNC Credit Agreement”). The Second Amended PNC Credit Agreement, among other things, increased the total commitments under the PNC Credit Facility from $600.0 million to $795.0 million (the “Second Amended PNC Maximum Commitment”). The Second Amended PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900.0 million, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) revolving loans under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 29, 2022 and (ii) term loans under the PNC Credit Facility during the period commencing January 29, 2019 and ended on March 17, 2020, unless, there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

The Borrower’s obligations under the PNC Credit Facility are secured by a first priority security interest in all of the assets of the Borrower, including its portfolio of loans that has been contributed by the Company to the Borrower in exchange for 100% of the membership interests of the Borrower and any payments received in respect of such loans. The Company may contribute or sell to the Borrower additional loans from time to time after the closing date, which shall be pledged in favor of the lenders under the PNC Credit Facility.

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The

PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2020, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of March 31, 2020 and December 31, 2019, the PNC Borrowing Base were greater than the Second Amended and Amended PNC Maximum Commitment, respectively. A summary of amounts outstanding and available under the PNC Credit Facility as of March 31, 2020 and December 31, 2019 was as follows (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2020	$795,000	$405,000	$390,000
As of December 31, 2019	$600,000	$505,000	$95,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the PNC Credit Facility as of March 31, 2020 and December 31, 2019 consisted of $166.5 million and $325.0 million, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $238.5 million and $180.0 million, respectively, of PNC Term Loan.

We incurred financing costs of $3.4 million and $4.4 million, in connection with the Natixis Credit Agreement and the PNC Credit Agreement, respectively. In addition, we incurred an additional $2.1 million and $1.5 million in financing costs in connection with the Amended and Second Amended PNC Credit Agreement, respectively. We recorded most of the costs associated with the Revolving Credit Facilities as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of March 31, 2020 and December 31, 2019, $6.1 million and $5.6 million, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities. As of March 31, 2020 and December 31, 2019, $2.0 million and $1.6 million, respectively, of such deferred financing costs have yet to be amortized.

The summary information regarding the Credit Facilities for the three months ended March 31, 2020 and 2019 was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Credit Facilities interest expense	$6,270	$3,091
Unused commitment fees	253	448
Amortization of deferred financing costs	717	418

Total	$7,240	$3,957

Weighted average interest rate	3.72%	4.09%
Average outstanding balance	$666,890	$302,089

We had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

	Maturity / Expiration	March 31, 2020		December 31, 2019
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AMCP Staffing Intermediate Holdings III, LLC	September 2025	$—	$—	$2,767	$28
Caiman Merger Sub LLC	November 2024	1,017	14	1,031	8
Cassavant Holdings, LLC	December 2024	1,899	61	—	—
Dura-Supreme Holdings, Inc.	October 2024	—	—	1,514	6
GEON Performance Solutions, LLC	October 2024	1,816	35	3,133	19
Encompass Digital Media, Inc.	September 2023	—	—	794	18
FM Restaurants Holdco, LLC	November 2024	—	—	1,062	6
FM Restaurants Holdco, LLC	November 2024	—	—	4,827	29
Gold Star Foods Inc.	April 2020	—	—	2,754	8
Gold Star Foods Inc.	October 2024	—	—	4,589	14
Hometown Food Company	August 2023	772	13	5,881	82
Mondee Holdings LLC	December 2024	7,708	903	8,613	146
Need It Now Delivers, LLC	December 2020	4,992	208	6,025	24
Powerhouse Intermediate, LLC	October 2024	—	—	2,423	10
United Poly Systems Holding, Inc.	June 2024	5,985	520	6,506	215
WDE TorcSill Holdings LLC	October 2024	3,006	37	7,302	73
Wellbore Integrity Solutions	December 2020	932	21	953	4
Winsight, LLC	November 2023	13,469	417	13,887	83
Winsight, LLC	November 2021	667	21	2,217	13

Total		$42,263	$2,250	$76,278	$786

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2020, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of March 31, 2020, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 56.7%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2020 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$43,585	$19,984	$23,601
Up 200 basis points	29,057	13,323	15,734
Up 100 basis points	14,528	6,661	7,867
Down 100 basis points	(951)	(6,845)	5,894
Down 200 basis points	(1,108)	(8,667)	7,559
Down 300 basis points	(547)	(8,667)	8,120

ITEM 4.	CONTROLS AND PROCEDURES

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

In addition to the other information set forth within the Form 10-Q, consideration should be given to the risk factors previously disclosed in our Annual Report on Form 10-K that we filed with the SEC on March 16, 2020, as amended by Form 10-K/A filed April 29, 2020, and the following risk factor regarding the impact of the COVID-19 pandemic.

The COVID-19 pandemic has materially and adversely affected certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows.

In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease (“COVID-19”) was first reported in China and spread rapidly to across the world, including to the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the United States credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which may not adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and on the markets and the economy in general, and that impact could be material. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our Unitholders.

Further, from an operational perspective, many of our Adviser’s investment professionals are currently working remotely. An extended period of remote work arrangements could increase operational risks, including but not limited to cybersecurity risks and risks related to business continuity capacity, which may impair our ability to manage our business. In addition, we are highly dependent on third party services providers for certain communication and information systems. As a result, we rely upon the successful implementation and execution of the business continuity planning of such providers in the current environment. If one or more of these third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, and its financial condition, results of operations, liquidity and cash flows.

In addition, the United States capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity may have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions may also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

To the extent the COVID-19 outbreak has an adverse impact on our business, financial position, results of operations, liquidity and capital resources, or overall business operations, it may also have the effect of heightening many of the other risks disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Form 10-K/A filed April 29, 2020, any of our subsequent Quarterly Reports on Form 10-Q and other filings we make with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a) Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on September 1, 2017)

3.2	Limited Liability Company Agreement, dated June 29, 2017 (incorporated by reference to Exhibit 3.2 to a registration on Form 10 filed on September 1, 2017)

3.3	Amended and Restated Limited Liability Company Agreement, dated October 2, 2017 (incorporated by reference to Exhibit 3.3 to a registration on Form 10 filed on October 16, 2017)

3.4	Third Amended and Restated Limited Liability Company Agreement, dated as of September 10, 2018 (incorporated by reference to Exhibit 3.6 to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2018).

3.5	Fourth Amended and Restated Limited Liability Company Agreement, dated as of January 14, 2019 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 18, 2019).

10.1	Investment Advisory and Management Agreement dated December 29, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2018).

10.2	Administration Agreement dated December 29, 2017, by and between TCW Direct Lending VII LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 3, 2018).

10.3	Amended and Restated Administration Agreement, dated as of September 25, 2018, between TCW Direct Lending VII LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 3.7 to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2018).

10.4	Revolving Credit Agreement, dated as of May 10, 2018, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 14, 2018).

10.5	Credit and Security Agreement, dated as of January 29, 2019, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 4, 2019).

10.6	First Amended and Restated Credit and Security Agreement, dated as of April 11, 2019, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 16, 2019).

10.7	Second Amended and Restated Credit and Security Agreement, dated as of March 17, 2020, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 20, 2020).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VII LLC
Date: May 11, 2020	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 11, 2020	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer