Form 10-Q
period 2020-06-30
TCW Direct Lending VII LLC
filed 2020-08-10
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of June 30, 2020, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 10, 2020 was 13,734,010.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2020

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments
	Debt(1)
Aerospace & Defense
	Cassavant Holdings, LLC	01/02/20	Revolver—8.00% (LIBOR + 6.50%, 1.50% Floor)	0.2%	$1,567,896	01/02/25	$1,567,896	$1,500,476
	Cassavant Holdings, LLC	01/02/20	Term Loan—8.00% (LIBOR + 6.50%, 1.50% Floor)	1.8%	14,150,260	01/02/25	13,935,241	13,541,799

				2.0%	15,718,156		15,503,137	15,042,275

	Columbia Helicopters, Inc.	08/20/19	Term Loan—9.22% (LIBOR + 7.50%, 1.50% Floor)	5.7%	43,270,029	08/20/24	42,540,331	43,702,730
	DynCorp International Inc.	08/16/19	Term Loan B—7.00% (LIBOR + 6.00%, 1.00% Floor)	3.8%	29,250,375	08/16/25	28,490,389	29,045,622
	Heligear Acquisition Co.	07/30/19	Term Loan—8.50% (LIBOR + 7.00%, 1.50% Floor)	7.6%	59,006,337	07/30/24	58,023,447	57,767,204
	Navistar Defense, LLC	12/31/18	Term Loan B—7.75% (LIBOR + 6.25%, 1.50% Floor)	2.3%	17,239,675	12/31/23	16,896,617	17,101,757
	Sparton Corporation	03/04/19	First Lien Term Loan—9.50% (PRIME + 6.25%, 0.00% Floor)	5.3%	39,873,390	03/04/24	39,172,806	40,471,491

				26.7%	204,357,962		200,626,727	203,131,079

Air Freight & Logistics
	Need It Now Delivers, LLC	12/23/19	Delayed Draw Term Loan—7.75% (LIBOR + 6.00%, 1.75% Floor)	0.1%	814,579	12/23/24	814,579	734,750
	Need It Now Delivers, LLC	12/23/19	Last Out Term Loan—7.75% (LIBOR + 6.00% , 1.75% Floor)	1.7%	14,428,672	12/23/24	14,125,218	13,014,663

				1.8%	15,243,251		14,939,797	13,749,413

Auto Components
	Shipston Group U.S. Inc.	05/18/20	Term Loan C—9.00% inc. PIK (LIBOR + 7.75%, 1.25% Floor, 2% PIK)	0.2%	1,728,725	09/28/23	1,728,725	1,625,002
	Shipston Group U.S. Inc.	09/28/18	Term Loan—9.00% inc. PIK (LIBOR + 7.75%, 1.25% Floor, 2% PIK)	3.3%	26,626,706	09/28/23	26,348,051	25,029,103

				3.5%	28,355,431		28,076,776	26,654,105

Beverages
	Caiman Merger Sub LLC	11/01/19	Term Loan—6.75% (LIBOR + 5.75%, 1.00% Floor)	1.9%	14,107,919	11/01/25	13,972,056	14,192,567
	Westrock Coffee Company, LLC	02/28/20	Term Loan—8.10% (LIBOR + 6.50%, 1.50% Floor)	8.3%	65,644,228	02/28/25	64,573,422	63,281,036

				10.2%	79,752,147		78,545,478	77,473,603

Chemicals
	GEON Performance Solutions, LLC	10/25/19	Revolver—7.88% (LIBOR + 6.25%, 1.63% Floor)	0.1%	499,393	10/25/24	499,393	492,402
	GEON Performance Solutions, LLC	10/25/19	Term Loan—7.88% (LIBOR + 6.25%, 1.63% Floor)	2.6%	20,265,577	10/25/24	20,189,969	19,981,859

				2.7%	20,764,970		20,689,362	20,474,261

	Verdesian Life Sciences, LLC	07/22/19	Term Loan—9.50% (LIBOR + 7.75%, 1.75% Floor)	6.5%	51,357,064	06/27/24	50,519,128	49,816,352

				9.2%	72,122,034		71,208,490	70,290,613

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Commercial Services & Supplies
	Clover Imaging Group, LLC	12/16/19	Term Loan—9.00% (LIBOR + 7.50%, 1.50% Floor)	1.5%	$11,684,750	12/16/24	$11,475,465	$11,638,011
	Production Resource Group, LLC(2)	08/21/18	Term Loan—8.00% (LIBOR + 7.00%, 1.00% Floor)	1.7%	29,989,286	08/21/24	29,369,010	12,655,479

				3.2%	41,674,036		40,844,475	24,293,490

Construction & Engineering
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B—7.50% inc. PIK (LIBOR + 6.50%, 1.00% Floor, 1.00% PIK)	0.4%	3,648,003	08/20/24	3,648,003	2,819,906
	UniTek Acquisition, Inc.	08/20/18	Term Loan B—7.50% inc. PIK (LIBOR + 6.50%, 1.00% Floor, 1.00% PIK)	1.8%	18,240,700	08/20/24	17,932,963	14,100,062

				2.2%	21,888,703		21,580,966	16,919,968

Construction Materials
	United Poly Systems Holding, Inc.	07/24/19	Revolver—10.00% inc. PIK (LIBOR + 8.50%, 1.50% Floor, 2.00% PIK)	0.3%	2,614,400	06/07/24	2,614,400	2,368,646
	United Poly Systems Holding, Inc.	07/24/19	Term Loan—10.00% inc. PIK (LIBOR + 8.50%, 1.50% Floor, 2.00% PIK)	3.5%	29,421,272	06/07/24	28,800,021	26,655,673

				3.8%	32,035,672		31,414,421	29,024,319

Electronic Equipment, Instruments & Components
	SMTC Corporation(3)	11/08/18	Term Loan A—10.50% (LIBOR + 8.75%, 1.75% Floor)	3.0%	23,092,095	11/08/23	22,292,267	22,422,424

				3.0%	23,092,095		22,292,267	22,422,424

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan B—8.75% (LIBOR + 7.50%, 1.25% Floor)	5.0%	40,355,605	09/07/23	38,414,679	38,014,979
	PSS Industrial Group Corp.	04/12/19	Term Loan—7.50% (LIBOR + 6.00%, 1.50% Floor)	2.0%	17,891,494	04/10/25	17,535,298	15,225,661
	WDE TorcSill Holdings LLC	10/22/19	Revolver—8.25% (LIBOR + 6.75%, 1.50% Floor)	0.8%	6,085,294	10/22/24	6,085,294	5,987,930
	WDE TorcSill Holdings LLC	10/22/19	Term Loan—8.25% (LIBOR + 6.75%, 1.50% Floor)	3.9%	30,434,077	10/22/24	29,761,272	29,947,132

				4.7%	36,519,371		35,846,566	35,935,062

	Wellbore Integrity Solutions	12/31/19	First Out Term Loan—8.50% (LIBOR + 7.00%, 1.50% Floor)	1.2%	9,133,233	12/31/24	9,051,049	9,114,967

				12.9%	103,899,703		100,847,592	98,290,669

Food Products
	Hometown Food Company	08/31/18	Term Loan—6.25% (LIBOR + 5.00%, 1.25% Floor)	4.2%	31,939,907	08/31/23	31,480,874	31,780,207

				4.2%	31,939,907		31,480,874	31,780,207

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Health Care Providers & Services
	Akumin Inc.	07/22/19	Term Loan B—9.00% (LIBOR + 8.00%, 1.00% Floor, 2% PIK)	7.0%	$55,093,500	05/31/24	$54,205,796	$52,889,760

				7.0%	55,093,500		54,205,796	52,889,760

	Help at Home, LLC	05/06/20	Term Loan A—8.00% (LIBOR + 6.75%, 1.25% Floor)	0.6%	4,543,799	08/03/22	4,529,696	4,543,799
	Help at Home, LLC	05/06/20	Term Loan B—8.00% (LIBOR + 6.75%, 1.25% Floor)	3.3%	25,048,610	08/03/22	24,970,867	25,048,610

				3.9%	29,592,409		29,500,563	29,592,409

				10.9%	84,685,909		83,706,359	82,482,169

Health Care Technology
	American Academy Holdings, LLC	08/14/19	Term Loan—10.22% inc. PIK (LIBOR + 9.00%, 1.00% Floor, 3.75% PIK)	4.1%	31,420,658	06/15/23	30,835,607	31,106,452

				4.1%	31,420,658		30,835,607	31,106,452

Hotels, Restaurants & Leisure
	FM Restaurants Holdco, LLC	11/25/19	Revolver—9.75% (LIBOR + 8.00%, 1.75% Floor)	0.2%	1,206,818	11/22/24	1,206,818	1,116,307
	FM Restaurants Holdco, LLC	11/25/19	Term Loan—9.75% (LIBOR + 8.00%, 1.75% Floor)	2.6%	21,614,114	11/22/24	21,141,957	19,993,055

				2.8%	22,820,932		22,348,775	21,109,362

Household Durables
	Hunter Fan Company	11/05/19	Additional Term Loan—7.63% (LIBOR + 6.63%, 1.00% Floor)	2.9%	22,474,007	04/20/21	22,371,332	22,271,741
	SLogic Holding Corp.	06/29/18	Term Loan B—9.75% (PRIME + 6.50%, 1.00% Floor)	2.7%	27,538,030	06/22/23	27,373,721	20,488,294

				5.6%	50,012,037		49,745,053	42,760,035

Household Products
	Greenfield World Trade, Inc.	03/04/20	2nd Amendment Term Loan—14.83% inc. PIK (LIBOR + 13.33%, 1.50% Floor, 6.00% PIK)	0.3%	2,356,714	03/04/24	2,356,714	2,019,704
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan—14.83% inc. PIK (LIBOR + 13.33%, 1.50% Floor, 6.00% PIK)	5.0%	44,608,723	03/04/24	43,044,056	38,229,675

				5.3%	46,965,437		45,400,770	40,249,379

Information Technology Services
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan—7.75% (LIBOR + 6.25%, 1.50% Floor)	1.7%	12,796,240	11/15/23	12,796,240	12,796,240
	Corcentric, Inc.	11/15/18	Term Loan—7.75% (LIBOR + 6.25%, 1.50% Floor)	2.5%	19,194,360	11/15/23	18,870,784	19,194,360

				4.2%	31,990,600		31,667,024	31,990,600

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Global Holdings, LLC	09/17/19	Term Loan—7.25% (LIBOR + 6.25%, 1.00% Floor)	3.8%	$28,529,578	09/17/23	$28,186,225	$28,672,226

				8.0%	60,520,178		59,853,249	60,662,826

Media
	Encompass Digital Media, Inc.	10/01/18	First Lien Term Loan—8.75% inc. PIK (LIBOR + 7.50%, 1.25% Floor, 1.13% PIK)	3.7%	29,836,133	09/28/23	29,578,368	28,314,490
	Encompass Digital Media, Inc.	10/01/18	Revolver—8.75% (LIBOR + 7.50%, 1.25% Floor)	0.3%	2,094,261	09/28/23	2,094,261	1,987,454

				4.0%	31,930,394		31,672,629	30,301,944

	Innerworkings, Inc.	07/23/19	Term Loan—8.00% (LIBOR + 6.25%, 1.75% Floor)	4.8%	37,732,882	07/16/24	35,500,891	36,336,766
	Winsight, LLC	11/15/18	Revolver—8.00% (LIBOR + 7.00%, 1.00% Floor)	0.2%	1,529,554	11/15/23	1,529,554	1,424,014
	Winsight, LLC	11/15/18	Term Loan —8.00% (LIBOR + 7.00%, 1.00% Floor)	3.5%	28,949,729	11/15/23	28,429,941	26,952,198

				3.7%	30,479,283		29,959,495	28,376,212

				12.5%	100,142,559		97,133,015	95,014,922

Metals & Mining
	DBM Global, Inc.	11/30/18	Term Loan—7.60% (LIBOR + 5.85%, 1.75% Floor)	6.1%	46,653,874	11/30/23	46,017,023	46,513,912

				6.1%	46,653,874		46,017,023	46,513,912

Multiline Retail
	Torrid LLC	06/14/19	Term Loan—7.50% (LIBOR + 6.50%, 1.00% Floor)	4.3%	34,759,900	12/16/24	34,126,681	32,987,145

				4.3%	34,759,900		34,126,681	32,987,145

Personal Products
	VPI Aware Topco, LLC	11/13/18	First Out Term Loan—7.25% (LIBOR + 6.25%, 1.00% Floor)	5.0%	38,542,138	11/13/23	37,893,455	38,387,969

				5.0%	38,542,138		37,893,455	38,387,969

Software
	Mondee Holdings LLC	12/20/19	Term Loan—12.25% inc. PIK (LIBOR + 10.50%, 1.75% Floor, all PIK)	8.5%	77,898,682	12/23/24	75,359,085	64,967,501

				8.5%	77,898,682		75,359,085	64,967,501

Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	05/20/20	DIP Revolver—7.50% (LIBOR + 6.50%, 1.00% Floor)	0.3%	2,338,109	05/18/21	2,338,109	2,338,109
	Centric Brands Inc.(3)	11/07/18	Term Loan—7.00% inc. PIK (LIBOR + 6.00%, 1.00% Floor, all PIK)	3.8%	33,648,137	10/29/23	33,203,095	28,634,565
	Keeco Holdings, LLC	09/19/18	Term Loan—10.25% inc. PIK (LIBOR + 8.50%, 1.75% Floor, 0.75% PIK)	7.2%	58,786,505	03/15/24	57,952,135	55,024,168

				11.3%	94,772,751		93,493,339	85,996,842

	Total Debt Investments			165.1%			1,317,770,274	1,256,268,404

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2020

Industry	Issuer	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
Construction Materials
	United Poly System Holding, Inc.(2)(4)	Common Stock	0.0%	7,550		$755,000	$126,840

			0.0%	7,550		755,000	126,840

Electronic Equipment, Instruments & Components
	SMTC Corporation(2)(3)	Common Stock	0.0%	48,036		150,833	145,549
	SMTC Corporation(2)(3)	Warrant, expires 11/08/25	0.2%	399,529		1,532,279	1,210,573

			0.2%	447,565		1,683,112	1,356,122

Household Products
	Greenfield World Trade, Inc.(2)(4)	Warrant, expires 03/25/27	0.2%	6,594		1,250,498	1,699,102

			0.2%	6,594		1,250,498	1,699,102

Media
	Innerworkings, Inc.(2)(4)	Warrant, expires 07/16/24	0.1%	530,380		1,904,067	700,101

			0.1%	530,380		1,904,067	700,101

Software
	Mondee Holdings LLC(2)(4)	Preferred Stock	0.2%	1,226,708		1,226,708	1,226,708

			0.2%	1,226,708		1,226,708	1,226,708

	Total Equity Investments		0.7%			6,819,385	5,108,873

	Total Non-Controlled/Non-Affiliated Investments(5)		165.8%			$1,324,589,659	$1,261,377,277

				Shares		Cost
	Cash Equivalents
	Blackrock Liquidity Funds, Yield 0.10%		7.1%	53,936,991		$53,936,991	$53,936,991

	Total Investments 172.9%					$1,378,526,650	$1,315,314,268

	Net unrealized depreciation on unfunded commitments ((0.2%))						$(1,472,795)

	Liabilities in Excess of Other Assets (72.7%)						$(553,022,857)

	Net Assets 100.0%						$760,818,616

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2020

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)	Non-income producing.
(3)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2020, $54,751,220 or 4.1% of the Company’s total assets were represented by “non-qualifying assets.”

(4)

All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of June 30, 2020, the aggregate fair value of these securities was $3,752,751, or 0.3% of the Company’s total assets.

(5)

The fair value of the SMTC Corporation common stock is based on the quoted market price of the issuer’s common stock as of June 30, 2020. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. The fair values of the SMTC Corporation warrants and Innerworkings, Inc. warrants are based on the quoted market price of the issuer’s stock as of June 30, 2020. Such warrants are considered to be Level 2 securities within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

LIBOR—London Interbank Offered Rate, generally 1-Month or 3-Month

Prime—Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $270,115,451 and $305,671,635, respectively, for the six months ended June 30, 2020. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	96.0%
Canada	4.0%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt(1)
Aerospace & Defense
	Columbia Helicopters, Inc.	08/20/19	Term Loan—9.52% (LIBOR + 7.50%, 1.50% Floor)	7.4%	$60,300,000	08/20/24	$59,160,626	$60,842,700
	DynCorp International Inc.	08/16/19	Term Loan B—7.74% (LIBOR + 6.00%, 1.00% Floor)	3.7%	30,010,125	08/16/25	29,154,160	30,100,155
	Heligear Acquisition Co.	07/30/19	Term Loan—8.95% (LIBOR + 7.00%, 1.50% Floor)	7.3%	59,758,010	07/30/24	58,641,013	59,817,768
	Navistar Defense, LLC	12/31/18	Term Loan B—8.05% (LIBOR + 6.25%, 1.50% Floor)	2.7%	21,775,648	12/29/23	21,280,522	21,840,975
	Sparton Corporation	03/04/19	First Lien Term Loan—9.16% (LIBOR + 7.25%, 1.50% Floor)	5.0%	40,410,765	03/04/24	39,604,446	40,451,176

				26.1%	212,254,548		207,840,767	213,052,774

Air Freight & Logistics
	Need It Now Delivers, LLC	12/23/19	Last Out Term Loan—7.79% (LIBOR + 6.00% , 1.75% Floor)	1.8%	14,611,314	12/23/24	14,288,305	14,698,982

				1.8%	14,611,314		14,288,305	14,698,982

Auto Components
	Shipston Group U.S. Inc.	09/28/18	Term Loan—9.85% (LIBOR + 7.75%, 1.25% Floor)	3.2%	26,036,788	09/28/23	25,715,299	25,698,310

				3.2%	26,036,788		25,715,299	25,698,310

Beverages
	Caiman Merger Sub LLC	11/01/19	Term Loan—7.44% (LIBOR + 5.75%, 1.00% Floor)	1.7%	14,178,813	11/01/25	14,029,516	14,249,708

				1.7%	14,178,813		14,029,516	14,249,708

Chemicals
	GEON Performance Solutions, LLC	10/25/19	Term Loan—7.96% (LIBOR + 6.25%, 1.63% Floor)	3.3%	27,156,552	10/25/24	27,043,542	27,346,648
	Verdesian Life Sciences, LLC	07/22/19	Term Loan—9.30% (LIBOR + 7.50%, 1.75% Floor)	6.3%	51,680,300	06/27/24	50,740,189	51,370,218

				9.6%	78,836,852		77,783,731	78,716,866

Commercial Services & Supplies
	Clover Imaging Group, LLC	12/16/19	Term Loan—9.24% (LIBOR + 7.50%, 1.50% Floor)	1.5%	12,140,000	12/16/24	11,898,268	12,212,840
	Production Resource Group, LLC	08/21/18	Term Loan—8.90% (LIBOR + 7.00%, 1.00% Floor)	3.2%	29,989,286	08/21/24	29,294,347	26,480,539

				4.7%	42,129,286		41,192,615	38,693,379

Communications Equipment
	AVI-SPL, Inc.	05/16/18	Third Additional Term Loan—7.58% (LIBOR + 5.88%, 1.00% Floor)	3.6%	28,944,961	04/27/21	28,880,269	29,234,410

				3.6%	28,944,961		28,880,269	29,234,410

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Construction & Engineering
	Powerhouse Intermediate, LLC	10/15/19	Revolver—8.12% (LIBOR + 6.38%, 1.50% Floor)	0.1%	$330,436	10/07/24	$330,436	$331,428
	Powerhouse Intermediate, LLC	10/15/19	Term Loan—8.41% (LIBOR + 6.38%, 1.50% Floor)	3.4%	27,536,364	10/07/24	27,310,013	27,618,973

				3.5%	27,866,800		27,640,449	27,950,401

	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B—8.41% inc. PIK (LIBOR + 5.50%, 1.00% Floor, 1.00% PIK)	0.4%	3,647,967	08/20/24	3,647,967	3,301,410
	UniTek Acquisition, Inc.	08/20/18	Term Loan B—8.41% inc. PIK (LIBOR + 5.50%, 1.00% Floor, 1.00% PIK)	2.0%	18,239,837	08/20/24	17,893,291	16,507,052

				2.4%	21,887,804		21,541,258	19,808,462

				5.9%	49,754,604		49,181,707	47,758,863

Construction Materials
	United Poly Systems Holding, Inc.	07/24/19	Revolver—8.45% (LIBOR + 6.50%, 1.50% Floor)	0.3%	2,614,400	06/07/24	2,614,400	2,528,125
	United Poly Systems Holding, Inc.	07/24/19	Term Loan—8.45% (LIBOR + 6.50%, 1.50% Floor)	3.5%	29,640,000	06/07/24	28,930,976	28,661,880
				3.8%	32,254,400		31,545,376	31,190,005

Diversified Consumer Services
	American Academy Holdings, LLC	08/14/19	Term Loan—10.80% inc. PIK (LIBOR + 5.25%, 1.00% Floor, 3.75% PIK)	3.8%	30,959,464	06/15/23	30,272,830	30,897,545

				3.8%	30,959,464		30,272,830	30,897,545

Electronic Equipment, Instruments & Components
	SMTC Corporation(2)	11/08/18	Term Loan A—10.70% (LIBOR + 8.75%, 1.75% Floor)	2.9%	23,470,654	11/08/23	22,536,934	23,423,712

				2.9%	23,470,654		22,536,934	23,423,712

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan B—8.14% (LIBOR + 6.25%, 1.25% Floor)	4.3%	34,979,903	09/07/23	34,462,625	34,560,144
	PSS Industrial Group Corp.	04/12/19	Term Loan—7.94% (LIBOR + 6.00%, 1.50% Floor)	2.2%	18,402,902	04/10/25	17,998,290	18,200,470
	WDE TorcSill Holdings LLC	10/22/19	Revolver—8.30% (LIBOR + 6.50%, 1.50% Floor)	0.2%	1,825,588	10/22/24	1,825,588	1,825,588
	WDE TorcSill Holdings LLC	10/22/19	Term Loan—8.30% (LIBOR + 6.50%, 1.50% Floor)	3.8%	31,240,379	10/22/24	30,470,804	31,240,379

				4.0%	33,065,967		32,296,392	33,065,967

	Wellbore Integrity Solutions	12/02/19	First Out Term Loan—8.94% (LIBOR + 7.00%, 1.50% Floor)	1.2%	9,367,418	12/02/24	9,273,797	9,423,623

				11.7%	95,816,190		94,031,104	95,250,204

Food Distributor
	Gold Star Foods Inc.	10/15/19	Term Loan—7.56% (LIBOR + 5.75%, 1.00% Floor)	2.8%	22,946,970	10/02/24	22,796,301	23,107,598

				2.8%	22,946,970		22,796,301	23,107,598

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Food Products
	Hometown Food Company	08/31/18	Term Loan—6.80% (LIBOR + 5.00%, 1.25% Floor)	4.8%	$40,027,178	08/31/23	$39,361,349	$39,466,798

				4.8%	40,027,178		39,361,349	39,466,798

Health Care Providers & Services
	Akumin, Inc.	07/22/19	Term Loan B—7.80% (LIBOR + 6.00%, 1.00% Floor)	6.7%	55,371,750	05/31/24	54,366,012	54,928,776

				6.7%	55,371,750		54,366,012	54,928,776

Hotels, Restaurants & Leisure
	FM Restaurants Holdco, LLC	11/25/19	Term Loan—8.05% (LIBOR + 6.25%, 1.75% Floor)	2.7%	21,722,727	11/22/24	21,194,388	21,701,005

				2.7%	21,722,727		21,194,388	21,701,005

Household Durables
	Dura-Supreme Holdings, Inc	10/15/19	Term Loan—7.96% (LIBOR + 6.25%, 1.50% Floor)	1.6%	13,626,000	10/10/24	13,513,033	13,639,626
	Hunter Fan Company	11/05/19	Additional Term Loan—8.53% (LIBOR + 6.63%, 1.00% Floor)	3.7%	30,290,000	12/20/21	30,065,659	30,199,130
	SLogic Holding Corp.	06/29/18	Term Loan B—11.25% (PRIME + 6.50%, 1.00% Floor)	3.2%	27,823,398	06/22/23	27,629,565	25,931,407

				8.5%	71,739,398		71,208,257	69,770,163

Household Products
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan—11.30% (LIBOR + 9.50%, 1.50% Floor)	5.0%	42,546,666	03/04/24	41,807,281	41,057,532

				5.0%	42,546,666		41,807,281	41,057,532

Information Technology Services
	AMCP Staffing Intermediate Holdings III, LLC	10/15/19	Add on Term Loan—8.84% (LIBOR + 6.75%, 1.50% Floor)	1.4%	11,427,418	09/24/25	11,342,079	11,427,418
	AMCP Staffing Intermediate Holdings III, LLC	10/15/19	Revolver—8.74% (LIBOR + 6.75%, 1.50% Floor)	0.2%	1,407,174	09/24/25	1,407,174	1,407,174
	AMCP Staffing Intermediate Holdings III, LLC	10/15/19	Term Loan—8.68% (LIBOR + 6.75%, 1.50% Floor)	1.8%	14,688,763	09/24/25	14,547,899	14,688,763

				3.4%	27,523,355		27,297,152	27,523,355

	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan—8.80% (LIBOR + 7.00%, 1.50% Floor)	1.6%	12,928,160	11/15/23	12,928,160	12,992,801
	Corcentric, Inc.	11/15/18	Term Loan—8.80% (LIBOR + 7.00%, 1.50% Floor)	2.4%	19,392,240	11/15/23	19,017,035	19,489,201

				4.0%	32,320,400		31,945,195	32,482,002

	Global Holdings, LLC	09/17/19	Term Loan—8.16% (LIBOR + 6.25%, 1.00% Floor)	3.6%	29,270,605	09/17/23	28,863,489	29,475,500

				11.0%	89,114,360		88,105,836	89,480,857

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Media
	Encompass Digital Media, Inc.	10/01/18	First Lien Term Loan—9.43% inc. PIK (LIBOR + 6.38%, 1.25% Floor, 1.13% PIK)	3.5%	$29,667,001	09/28/23	$29,369,614	$29,014,328
	Encompass Digital Media, Inc.	10/01/18	Revolver—9.43% (LIBOR + 7.50%, 1.25% Floor)	0.2%	1,733,182	09/28/23	1,733,182	1,695,052

				3.7%	31,400,183		31,102,796	30,709,380

	Innerworkings, Inc.	07/23/19	Term Loan—11.50% (LIBOR + 9.75%, 1.75% Floor)	4.8%	38,725,853	07/16/24	36,152,664	38,880,756
	Winsight, LLC	11/15/18	Term Loan—7.80% (LIBOR + 6.00%, 1.00% Floor)	3.6%	29,096,430	11/15/23	28,496,501	29,067,333

				12.1%	99,222,466		95,751,961	98,657,469

Metals & Mining
	DBM Global, Inc.	11/30/18	Term Loan—7.65% (LIBOR + 5.85%, 1.50% Floor)	5.9%	48,193,817	11/30/23	47,439,928	48,338,398

				5.9%	48,193,817		47,439,928	48,338,398

Multiline Retail
	Torrid LLC	06/14/19	Term Loan—8.69% (LIBOR + 6.75%, 1.00% Floor)	4.4%	35,293,300	12/16/24	34,578,532	35,540,353

				4.4%	35,293,300		34,578,532	35,540,353

Personal Products
	VPI Aware Topco, LLC	11/13/18	First Out Term Loan—8.20% (LIBOR + 6.25%, 1.00% Floor)	6.3%	52,101,811	11/13/23	51,095,160	51,372,386

				6.3%	52,101,811		51,095,160	51,372,386

Software
	Mondee Holdings LLC	12/20/19	Term Loan—11.43% inc. PIK (LIBOR + 7.00%, 1.75% Floor, 2.50% PIK)	6.7%	54,549,938	12/20/24	53,292,220	54,440,838

				6.7%	54,549,938		53,292,220	54,440,838

Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(2)	11/07/18	Term Loan—7.93% (LIBOR + 6.00%, 1.50% Floor)	4.1%	33,725,753	10/29/23	33,207,452	33,455,948
	Keeco Holdings, LLC	09/19/18	Term Loan—9.55% (LIBOR + 7.75%, 1.75% Floor)	6.9%	58,730,405	03/15/24	57,772,101	56,322,458

				11.0%	92,456,158		90,979,553	89,778,406

	Total Debt Investments			166.7%			1,349,275,231	1,360,505,337

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost/Cost	Fair Value
	Equity Investments
Construction Materials
	United Poly Systems Holding, Inc.(3)(4)	Common Stock	0.1%	7,550		$755,000	$607,525

			0.1%	7,550		755,000	607,525

Electronic Equipment, Instruments & Components
	SMTC Corporation(2)(3)	Common Stock	0.0%	48,036		150,833	162,842
	SMTC Corporation(2)(3)	Warrant, expires 11/08/25	0.2%	399,529		1,532,279	1,354,403

			0.2%	447,565		1,683,112	1,517,245

Media
	Innerworkings, Inc.(3)(4)	Warrant, expires 07/16/24	0.3%	530,380		1,904,067	2,922,394

			0.3%	530,380		1,904,067	2,922,394

	Total Equity Investments		0.6%			4,342,179	5,047,164

	Total Non-Controlled/Non-Affiliated Investments(5)		167.3%			$1,353,617,410	$1,365,552,501

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.52%		21.8%	117,609,952		$177,609,952	$177,609,952

	Total Investments 189.1%					$1,531,227,362	$1,543,162,453

	Net unrealized depreciation on unfunded commitments ((0.1%))						$(786,304)

	Liabilities in Excess of Other Assets (89.0%)						$(726,146,423)

	Net Assets 100.0%						$816,229,726

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
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

(3)	Non-income producing.
(4)

All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities was $3,529,919, or 0.2% of the Company’s total assets.

(5)

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of June 30, 2020 (unaudited)	As of December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,324,590 and $1,353,617, respectively)	$1,261,377	$1,365,553
Cash and cash equivalents	80,468	220,074
Interest receivable	7,230	6,344
Deferred financing costs	5,592	5,574
Prepaid and other assets	162	57

Total Assets	$1,354,829	$1,597,602

Liabilities
Revolving credit facilities payable	$337,500	$577,000
Term loan (net of $1,906 and $1,613 in deferred financing costs, respectively)	245,594	178,387
Management fees payable	4,956	8,689
Interest and credit facilities expense payable	3,492	3,866
Unrealized depreciation on unfunded commitments	1,473	786
Directors’ fees payable	158	—
Incentive fee payable	—	12,148
Other accrued expenses and other liabilities	837	496

Total Liabilities	$594,010	$781,372

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	$1,373,401	$1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(548,401)	(548,401)
Common Unitholders’ return of capital	(4,639)	(4,639)
Common Unitholders’ offering costs	(633)	(633)
Common Unitholders’ tax reclassification	(1,865)	(1,865)

Common Unitholders’ capital	817,863	817,863
Accumulated Loss	(57,044)	(1,633)

Total Members’ Capital	$760,819	$816,230

Total Liabilities and Members’ Capital	$1,354,829	$1,597,602

Net Asset Value Per Unit (Note 9)	$95.33	$99.36

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Investment Income:
Interest income from non-controlled/non-affiliated investments	$26,819	$17,108	$60,113	$31,602
Interest income from non-controlled/non-affiliated investments paid-in-kind	6,885	85	9,537	139
Other fee income from non-controlled/non-affiliated investments	124	71	230	71

Total investment income	33,828	17,264	69,880	31,812

Expenses:
Interest and credit facilities expenses	5,969	5,239	13,209	9,196
Management fees	4,955	2,536	9,910	4,641
Professional fees	594	366	789	686
Administrative fees	348	234	711	419
Directors’ fees	98	96	196	190
Incentive fees	—	112	(12,148)	4,525
Other expenses	39	40	96	96

Total expenses	12,003	8,623	12,763	19,753

Net investment income	$21,825	$8,641	$57,117	$12,059

Net realized and unrealized gain (loss) on investments
Net realized gain on non-controlled/non-affiliated investments	—	31	1,943	449
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(9,606)	(587)	(75,836)	4,324

Net realized and unrealized (loss) gain on investments	$(9,606)	$(556)	$(73,893)	$4,773

Net increase (decrease) in Members’ Capital from operations	$12,219	$8,085	$(16,776)	$16,832

Basic and diluted:
Income (Loss) per unit	$0.89	$0.59	$(1.22)	$1.22

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2018	$398,367	$3,037	$401,404
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	3,418	3,418
Net realized gain on investments	—	418	418
Net change in unrealized appreciation/depreciation on investments	—	4,911	4,911
Distributions to Members from:
Distributable earnings	—	(1,865)	(1,865)
Return of unused capital	(154,329)	—	(154,329)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	145,329	—	145,329

Total (Decrease) Increase in Members’ Capital for the three months ended March 31, 2019	(9,000)	6,882	(2,118)

Members’ Capital at March 31, 2019	$389,367	$9,919	$399,286
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	8,641	8,641
Net realized gain on investments	—	31	31
Net change in unrealized appreciation/depreciation on investments	—	(587)	(587)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	70,000	—	70,000
Total Increase in Members’ Capital for the three months ended June 30, 2019	70,000	8,085	78,085

Members’ Capital at June 30, 2019	$459,367	$18,004	$477,371

Members’ Capital at December 31, 2019	$817,863	$(1,633)	$816,230
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	35,292	35,292
Net realized gain on investments	—	1,943	1,943
Net change in unrealized appreciation/depreciation on investments	—	(66,230)	(66,230)

Total Decrease in Members’ Capital for the three months ended March 31, 2020	—	(28,995)	(28,995)

Members’ Capital at March 31, 2020	$817,863	$(30,628)	$787,235
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	21,825	21,825
Net change in unrealized appreciation/depreciation on investments	—	(9,606)	(9,606)
Distributions to Members from:
Distributable earnings	—	(38,635)	(38,635)

Total Decrease in Members’ Capital for the three months ended June 30, 2020	—	(26,416)	(26,416)

Members’ Capital at June 30, 2020	$817,863	$(57,044)	$760,819

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the six months ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net (decrease) increase in net assets resulting from operations	$(16,776)	$16,832
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(260,578)	(184,111)
Interest income paid-in-kind	(9,537)	(139)
Proceeds from sales and paydowns of investments	305,673	29,354
Net realized gain on investments	(1,943)	(449)
Net change in unrealized appreciation/depreciation on investments	75,836	(4,324)
Amortization of premium and accretion of discount, net	(4,588)	(1,707)
Amortization of deferred financing costs	1,534	1,018
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(886)	(762)
(Increase) decrease in prepaid and other assets	(105)	804
Increase (decrease) in interest and credit facilities expense payable	(374)	1,647
Increase (decrease) in management fees payable	(3,733)	157
Increase (decrease) in directors’ fees payable	158	135
Increase (decrease) in organization costs payable to Adviser	—	(741)
Increase (decrease) in offering costs payable to Adviser	—	(633)
Increase (decrease) in directors’ fees reimbursable to Adviser	—	(92)
Increase (decrease) in incentive fees payable	(12,148)	4,525
Increase (decrease) in other accrued expenses and liabilities	341	330

Net cash provided by (used in) operating activities	$72,874	$(138,156)

Cash Flows from Financing Activities
Contributions	$—	$207,453
Distributions	(38,635)	(1,865)
Return of unused capital	—	(146,453)
Deferred financing costs paid	(1,845)	(6,542)
Proceeds from credit facilities	48,000	128,000
Repayments of credit facilities	(220,000)	(76,000)

Net cash (used in) provided by financing activities	$(212,480)	$104,593

Net decrease in cash and cash equivalents	$(139,606)	$(33,563)
Cash and cash equivalents, beginning of period	$220,074	$160,995

Cash and cash equivalents, end of period	$80,468	$127,432

Supplemental and non-cash financing activities
Interest expense paid	$11,313	$5,924
Deemed distribution of income/contribution from Members	$—	$1,865

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

June 30, 2020

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

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has also elected to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”), beginning fiscal year 2018. The Company is required to meet the minimum distribution and other requirements for RIC qualification. As a BDC and a RIC, the Company is required to comply with certain regulatory requirements.

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

June 30, 2020

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2020, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of June 30, 2020 was $4,639.

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

June 30, 2020

2. Significant Accounting Policies

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

The Company has entered into certain intercreditor agreements that entitle the Company to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, the Company may receive a higher interest rate than the contractual stated interest rate as disclosed on the Company’s Consolidated Schedule of Investments.

Certain investments have an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused commitment fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2020, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value, and are classified as Level 1 in the GAAP valuation hierarchy.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2020

2. Significant Accounting Policies (Continued)

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

June 30, 2020

3. Investment Valuations and Fair Value Measurements (Continued)

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

Equity, (Level 3), includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2020:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,256,268	$1,256,268
Equity	145	1,911	3,053	5,109
Cash equivalents	53,937	—	—	53,937

Total Assets	$54,082	$1,911	$1,259,321	$1,315,314

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2020

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2020:

	Debt	Equity	Total
Balance, April 1, 2020	$1,251,376	$2,934	$1,254,310
Purchases*	57,283	1,227	58,510
Sales and paydowns of investments	(44,828)	—	(44,828)
Amortization of premium and accretion of discount, net	2,102	—	2,102
Net change in unrealized appreciation/depreciation	(9,665)	(1,108)	(10,773)

Balance, June 30, 2020	$1,256,268	$3,053	$1,259,321

Net change in unrealized appreciation/depreciation in investments held as of June 30, 2020	$(9,749)	$(1,108)	$(10,857)

*	Includes payments received in-kind

	Debt	Equity	Total
Balance, January 1, 2020	$1,360,505	$608	$1,361,113
Purchases*	267,638	2,477	270,115
Sales and paydowns of investments	(305,673)	—	(305,673)
Amortization of premium and accretion of discount, net	4,588	—	4,588
Net realized gains	1,943	—	1,943
Net change in unrealized appreciation/depreciation	(72,733)	(32)	(72,765)

Balance, June 30, 2020	$1,256,268	$3,053	$1,259,321

Net change in unrealized appreciation/depreciation in investments held as of June 30, 2020	$(71,559)	$(32)	$(71,591)

*	Includes payments received in-kind

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2019:

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

June 30, 2020

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

The Company did not have any transfers between levels during the three and six months ended June 30, 2020 and 2019.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2020:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$1,184,736	Income Method	Discount Rate	5.8% to 23.6%	11.0%	Decrease
Debt	$38,388	Income Method	Discount Rate	9.8% to 10.6%	10.2%	Decrease
			Take Out Indication	102.0% to 102.0%	102.0%	Increase
Debt	$33,144	Market Method	EBITDA Multiple	6.3x to 9.0x	N/A	Increase
			Revenue Multiple	0.6x to 2.0x	N/A	Increase
Equity	$3,053	Market Method	EBITDA Multiple	5.5x to 10.0x	N/A	Increase

*	Weighted based on fair value

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

June 30, 2020

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

June 30, 2020

4. Agreements and Related Party Transactions (Continued)

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

June 30, 2020

4. Agreements and Related Party Transactions (Continued)

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

June 30, 2020

4. Agreements and Related Party Transactions (Continued)

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2020

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2020 and December 31, 2019:

	Maturity/ Expiration	June 30, 2020		December 31, 2019
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AMCP Staffing Intermediate Holdings III, LLC	September 2025	$—	$—	$2,767	$28
Caiman Merger Sub LLC	November 2024	1,031	—	1,031	8
Cassavant Holdings, LLC	December 2024	392	17	—	—
Cassavant Holdings, LLC	January 2025	1,960	84	—	—
Centric Brands Inc.	May 2021	2,359	—	—	—
DBM Global, Inc.	October 2020	7,805	23	—	—
Dura-Supreme Holdings, Inc.	October 2024	—	—	1,514	6
Encompass Digital Media, Inc.	September 2023	433	22	794	18
FM Restaurants Holdco, LLC	November 2024	—	—	1,062	6
FM Restaurants Holdco, LLC	November 2024	1,207	91	4,827	29
GEON Performance Solutions, LLC	October 2024	1,851	26	3,133	19
Gold Star Foods Inc.	April 2020	—	—	2,754	8
Gold Star Foods Inc.	October 2024	—	—	4,589	14
Help at Home, LLC	August 2020	9,784	—	—	—
Hometown Food Company	August 2023	5,881	29	5,881	82
Mondee Holdings LLC	December 2024	8,613	—	8,613	146
Need It Now Delivers, LLC	December 2020	5,200	510	6,025	24
Powerhouse Intermediate, LLC	October 2024	—	—	2,423	10
United Poly Systems Holding, Inc.	June 2024	6,506	612	6,506	215
WDE TorcSill Holdings LLC	October 2024	3,043	49	7,302	73
Wellbore Integrity Solutions	December 2020	953	10	953	4
Winsight, LLC	November 2023	—	—	13,887	83
Winsight, LLC	November 2021	—	—	2,217	13

Total		$57,018	$1,473	$76,278	$786

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2020, the Company is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2020

6. Members’ Capital

The Company’s Unit activity for the three and six months ended June 30, 2020 and 2019, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Units at beginning of period	13,734,010	13,734,010	13,734,010	10,672,260
Units issued and committed	—	—	—	3,061,750

Units issued and committed at end of period	13,734,010	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three and six months ended June 30, 2020 and 2019.

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

The Natixis Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement is May 10, 2021, unless such date is extended at the Company’s option no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%. As of December 31, 2019, the Natixis Maximum Commitment was $400,000. On April 21, 2020, the Natixis Maximum Commitment was reduced to $340,000.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2020, the Company was in compliance with such covenants.

As of June 30, 2020 and December 31, 2019, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of June 30, 2020 and December 31, 2019 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2020	$340,000	$172,000	$110,866
As of December 31, 2019	$400,000	$252,000	$30,866

(1)	The amount available considers any limitations related to the debt facility borrowing.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2020

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

On March 17, 2020, the Borrower amended and restated the Amended PNC Credit Agreement (as further amended the “Second Amended PNC Credit Agreement”). The Second Amended PNC Credit Agreement, among other things, increased the total commitments under the PNC Credit Facility from $600,000 to $795,000 (the “Second Amended PNC Maximum Commitment”). The Second Amended PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900,000, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) revolving loans under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 29, 2022 and (ii) term loans under the PNC Credit Facility during the period commencing January 29, 2019 and ending on March 17, 2020, unless, in the case of (i) and (ii), there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum. On June 19, 2020, the Second Amended PNC Maximum Commitment was increased from $795,000 to $825,000.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2020, the Borrower was in compliance with such covenants.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2020

7. Credit Facilities (Continued)

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of June 30, 2020 and December 31, 2019, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment, respectively. A summary of amounts outstanding and available under the PNC Credit Facility as of June 30, 2020 and December 31, 2019 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2020	$825,000	$413,000	$238,349
As of December 31, 2019	$600,000	$505,000	$95,000

(1)	The amount available considers any limitations related to the facility borrowing.

Borrowings under the PNC Credit Facility as of June 30, 2020 and December 31, 2019 consisted of $165,500 and $325,000, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $247,500 and $180,000, respectively, of PNC Term Loan.

The Company incurred financing costs of $3,463 and $4,433, in connection with the Natixis Credit Agreement and the PNC Credit Agreement, respectively. In addition, the Company incurred an additional $2,070 and $1,531 in financing costs in connection with the Amended and Second Amended PNC Credit Agreement, respectively. Lastly, the Company incurred $220 in financing costs associated with the June 19, 2020 upsize of the PNC Credit Facility.

Costs associated with the Revolving Credit Facilities were primarily recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of June 30, 2020 and December 31, 2019, $5,592 and $5,574, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company’s Consolidated Statements of Assets and Liabilities.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of June 30, 2020	As of December 31, 2019
Principal amount outstanding on PNC Term Loan	$247,500	$180,000
Deferred financing costs	(1,906)	(1,613)

PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$245,594	$178,387

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of June 30, 2020 and December 31, 2019, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2020

7. Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Credit Facilities interest expense	$4,605	$3,771	$10,875	$6,862
Unused commitment fees	447	818	700	1,266
Administrative fees	100	50	100	50
Amortization of deferred financing costs	817	600	1,534	1,018

Total	$5,969	$5,239	$13,209	$9,196

Weighted average interest rate	3.03%	4.24%	3.39%	4.17%
Average outstanding balance	$602,044	$351,703	$634,467	$327,033

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

As of June 30, 2020 and December 31, 2019, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of June 30, 2020	As of December 31, 2019
Cost of investments for federal income tax purposes	$1,378,527	$1,531,227
Unrealized appreciation	$7,732	$21,471
Unrealized depreciation	$(70,944)	$(10,322)
Net unrealized (depreciation) appreciation on investments	$(63,212)	$11,149

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2020

9. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2020 and 2019 is presented below.

	For the Six Months Ended June 30,
	2020(1)	2019(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.36	$100.23

Net Decrease in Common Unitholder NAV from Prior Period	—	(0.05)

Income from Investment Operations:
Net investment income (loss)	4.16	0.88
Net realized and unrealized gain	(5.38)	0.34

Total from investment operations	(1.22)	1.22

Less Distributions:
From distributable earnings	(2.81)	(0.14)

Total distributions	(2.81)	(0.14)

Net Asset Value Per Unit (accrual base), End of Period	$95.33	$101.26

Unitholder Total Return(2)(3)	(2.03)%	4.52%

Unitholder IRR before incentive fees(4)	3.70%	10.60%

Unitholder IRR after all fees and expenses(4)	3.70%	9.00%

Ratios and Supplemental Data
Members’ Capital, end of period	$760,819	$477,371
Units outstanding, end of period	13,734,010	13,734,010

Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)(6)	3.20%	10.33%
Ratio of net expenses to average net assets(5)(6)	3.20%	10.33%
Ratio of financing cost to average net assets(3)	1.65%	2.39%
Ratio of net investment income before expense recapture to average net assets(5)(6)	14.33%	6.31%
Ratio of incentive fees to average net assets(5)(6)	(3.05)%	2.37%
Credit facilities payable	583,094	352,000
Asset coverage ratio	2.30	2.36
Portfolio turnover rate(3)	20.05%	4.79%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2020 and 2019, respectively.
(2)

The Total Return for the six months ended June 30, 2020 and 2019 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(3)	Not annualized.
(4)

The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 3.70%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 3.70%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.

(5)	Annualized.
(5)	Expenses for the six months ended June 30, 2020 include the $12.1 million reversal of incentive fees.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2020

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

•	a contraction of available credit, including as a result of the current COVID-19 pandemic, could impair our lending and investment activities;

•	interest rate volatility could affect our results, particularly in light of our use of leverage as part of our investment strategy;

•	our future operating results;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their financial and other business objectives;

•	competition with other entities and our affiliates for investment opportunities;

•

the impact of changing market conditions and lending standards on our ability to compete with other industry participants, including other business development companies, private and public funds, individual and institutional investors, and financial institutions for investment opportunities;

•	uncertainty surrounding the impact of the current COVID-19 pandemic on the financial stability of the United States and global economies;

•

the social, geopolitical, financial, trade and legal implications of Brexit, as well as the impact of COVID-19 on ongoing negotiations between the United Kingdom and various countries in the European Union;

•	pandemics or other serious public health events, such as the ongoing global outbreak of COVID-19;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

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

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. The historical investment philosophy, strategy and approach of the direct lending team of the Adviser (the “Direct Lending Team”) has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Direct Lending Team to originate a significant amount of investments for us with PIK interest features, from time to time we may make, and currently have, investments that contain such features. We may have investments with PIK interest features in certain circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

Equity, (Level 3), includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Investment Activity

As of June 30, 2020, our non-controlled/non-affiliated portfolio consisted of 54 debt investments and six equity investments. Based on fair values as of June 30, 2020, our non-controlled/non-affiliated portfolio was 99.6% invested in debt investments which were mostly senior secured, term loans. The remaining 0.4% represented our equity investments, which were comprised of common stock, preferred stock and warrants.

As of December 31, 2019, our non-controlled/non-affiliated portfolio consisted of 50 debt investments and four equity investments. Based on fair values as of December 31, 2019, our non-controlled/non-affiliated portfolio was 99.6% invested in debt investments which were mostly senior secured, term loans. The remaining 0.4% represented our equity investments, which were comprised of common stock and warrants.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as June 30, 2020:

Industry	Percent of Total Investments
Aerospace & Defense	16%
Energy Equipment and Services	8%
Media	8%
Textiles, Apparel & Luxury Goods	7%
Health Care Providers & Services	7%
Beverages	6%
Chemicals	6%
Software	5%
Information Technology Services	5%
Metals & Mining	4%
Household Durables	3%
Household Products	3%
Personal Products	3%
Multiline Retail	3%
Food Products	2%
Health Care Technology	2%
Construction Materials	2%
Auto Components	2%
Commercial Services and Supplies	2%
Electronic Equipment, Instrument & Components	2%
Hotels, Restaurants & Leisure	2%
Construction and Engineering	1%
Air Freight & Logistics	1%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $33.7 million and $17.2 million for the three months ended June 30, 2020 and 2019, respectively. Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $69.7 million and $31.7 million for the six months ended June 30, 2020 and 2019, respectively.

During the three months ended June 30, 2020 and 2019, we earned $0.1 million in other fee income from our non-controlled/non-affiliated investments. During the six months ended June 30, 2020 and 2019, we earned $0.2 million and $0.1 million, respectively, in other fee income from our non-controlled/non-affiliated investments.

Results of Operations

Our operating results for the three and six months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Total investment income	$33,828	$17,264	$69,880	$31,812
Net expenses	12,003	8,623	12,763	19,753

Net investment income	21,825	8,641	57,117	12,059

Net realized gain on non-controlled/non-affiliated investments	—	31	1,943	449
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(9,606)	(587)	(75,836)	4,324

Net increase (decrease) in Members’ Capital from operations	$12,219	$8,085	$(16,776)	$16,832

Total investment income

Total investment income for the three months ended June 30, 2020 and 2019 was $33.8 million and $17.3 million, respectively, and included $0.1 million of other fee income from our non-controlled/non-affiliated investments. The increase in our total investment income during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to the increase in our portfolio of debt investments, which increased to 54 debt investments as of June 30, 2020, compared to 24 as of June 30, 2019.

Total investment income for the six months ended June 30, 2020 and 2019 was $69.9 million and $31.8 million, respectively, and included $0.2 million and $0.1 million, respectively, of other fee income from our non-controlled/non-affiliated investments. Similar to the three months ended June 30, 2020, the increase in our total investment income during the six months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to the increase in our portfolio of debt investments.

Net investment income

Net investment income for the three months ended June 30, 2020 and 2019 was $21.8 million and $8.6 million, respectively. The increase in our net investment income during the three months ended June 30, 2020 compared to our net investment income during the three months ended June 30, 2019 is due to higher total investment income attributable to the larger size of our investment portfolio during the current quarter, partially offset by higher total expenses, particularly as it relates to our management fees and interest and credit facilities expenses.

Net investment income for the six months ended June 30, 2020 and 2019 was $57.1 million and $12.1 million, respectively. The increase in our net investment income during the six months ended June 30, 2020 compared to our net investment income during the six months ended June 30, 2019 is due to higher total investment income attributable to the larger size of our investment portfolio during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Further, total expenses decreased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to a $12.1 million reversal of incentive fees previously accrued during prior periods. This reversal of incentive fees took place during the first quarter of fiscal year 2020 as a result of our internal rate of return (“IRR”) falling below the hurdle rate stipulated in our Advisory Agreement. Our IRR has been below the hurdle rate since the first quarter of fiscal year 2020 due to the negative net change in unrealized appreciation/depreciation on our non-controlled/non-affiliated investments, which resulted from the negative impact of COVID-19 on our portfolio companies.

Operating expenses for the three and six months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Expenses:
Interest and credit facilities expenses	$5,969	$5,239	$13,209	$9,196
Management fees	4,955	2,536	9,910	4,641
Professional fees	594	366	789	686
Administrative fees	348	234	711	419
Directors’ fees	98	96	196	190
Incentive fees	—	112	(12,148)	4,525
Other expenses	39	40	96	96

Total expenses	$12,003	$8,623	$12,763	$19,753

Our total expenses were $12.0 million and $8.6 million for the three months ended June 30, 2020 and 2019, respectively. Our total expenses included management fees attributed to the Adviser of $5.0 million and $2.5 million; and incentive fees attributed to the Adviser of $0 and $0.1 million, for the three months ended June 30, 2020 and 2019, respectively. The increase in operating expenses during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to higher management fees during the current quarter commensurate with the increase in our investment portfolio’s fair value to $1,261.4 million as of June 30, 2020 from $701.2 million as of June 30, 2019. Interest and credit facilities expenses also increased during the three months June 30, 2020 compared to the three months ended June 30, 2019 due higher average outstanding balances on our credit facilities during the current quarter.

Our total expenses were $12.8 million and $19.8 million for the six months ended June 30, 2020 and 2019, respectively. Our expenses included management fees attributed to the Adviser of $9.9 million and $4.6 million; and incentive fees attributed to the Adviser of ($12.1) million and $4.5 million, for the six months ended June 30, 2020 and 2019, respectively. The decrease in operating expenses during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the reversal of previously accrued incentive fees which took place during the first quarter of fiscal year 2020, in conjunction with the decrease in our IRR. As of March 31, 2020 and June 30, 2020, our IRR fell below the hurdle rate specified in our Advisory Agreement. The reversal of incentive fees was partially offset by higher interest and credit facilities expenses resulting from a higher average debt outstanding balance during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Lastly, management fees attributed to our Adviser also increased, consistent with the overall increase in the size of our investment portfolio.

Net realized gain on non-controlled/non-affiliated investments

Our net realized gain on non-controlled/non-affiliated investments for the three months ended June 30, 2020 and 2019 was $0 and $31 thousand, respectively. Our net realized gain during the three months ended June 30, 2019 was primarily attributable to the partial dispositions of our term loans to SMTC Corporation. Our net realized gain on non-controlled/non-affiliated investments for the six months ended June 30, 2020 and 2019 was $1.9 million and $0.4 million, respectively. Our net realized gain during the six months ended June 30, 2020 was primarily attributable to our partial or full dispositions of the following investments (dollar amounts in thousands):

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

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended June 30, 2020 and 2019 was ($9.6) million and ($0.6) million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended June 30, 2020 was due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
Production Resource Group, LLC	Term Loan	$(4,266)
Mondee Holdings, LLC	Term Loan	(4,137)
Greenfield World Trade, Inc.	Term Loan	(1,582)
Greenfield World Trade, Inc.	Warrants	(1,032)
Torrid LLC	Term Loan	(1,463)
Need It Now Delivers, LLC	TermLoans	(1,199)
PSS Industrial Group Corp.	Term Loan	(1,158)
Sparton Corporation	Term Loan	1,509
Keeco Holdings, LLC	Term Loan	1,632
All others	Various	2,090

Net change in unrealized appreciation/depreciation		$(9,606)

Our net change in unrealized appreciation/depreciation during the three months ended June 30, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19, in addition to other business conditions unique to our respective issuers.

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

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the six months ended June 30, 2020 and 2019 was ($75.8) million and $4.3 million, respectively. Our net change in unrealized appreciation/depreciation for the six months ended June 30, 2020 was due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
Production Resource Group, LLC	Term Loan	$(13,890)
Mondee Holdings, LLC	Term Loan	(11,540)
Slogic Holdings Corp.	Term Loan	(5,187)
Centric Brands Inc.	Term Loan	(4,817)
Innerworkings, Inc.,	Warrants	(2,222)
Innerworkings, Inc.,	Term Loan	(1,892)
Greenfield World Trade, Inc.	Term Loan	(4,401)
UniTek Acquisition, Inc.	TermLoans	(2,928)
PSS Industrial Group Corp.	Term Loan	(2,512)
Torrid LLC	Term Loan	(2,101)
Need It Now Delivers, LLC	TermLoans	(2,087)
Winsight, LLC	TermLoans	(1,965)
Akumin, Inc.	Term Loan	(1,879)
United Poly Systems Holding, Inc.	Term Loan	(1,875)
FM Restaurants Holdco, LLC	Term Loan	(1,656)
Keeco Holdings, LLC	Term Loan	(1,478)
Heligear Acquisition Co.	Term Loan	(1,433)
Shipston Group U.S. Inc.	TermLoans	(1,405)
Verdesian Life Sciences, LLC	Term Loan	(1,333)
Westrock Coffee Company, LLC	Term Loan	(1,292)
All others	Various	(7,943)

Net change in unrealized appreciation/depreciation		$(75,836)

Our net change in unrealized appreciation/depreciation during the six months ended June 30, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19, in addition to other business conditions unique to our respective issuers.

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

Net increase (decrease) in Members’ Capital from operations

Our net increase in members’ capital from operations during the three months ended June 30, 2020 and 2019 was $12.2 million and $8.1 million, respectively. The relative increase in members’ capital from operations during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to higher net investment income during the quarter, partially offset by higher net unrealized depreciation on our non-controlled/non-affiliated investments.

Our net (decrease) increase in members’ capital from operations during the six months ended June 30, 2020 and 2019 was ($16.8) million and $16.8 million, respectively. The decrease in members’ capital from operations during the six months ended June 30, 2020 compared to the increase in members’ capital during the six months ended June 30, 2019 was due to higher net unrealized depreciation on our non-controlled/non-affiliated investments, partially offset by higher net investment income during the six months ended June 30, 2020 versus the six months ended June 30, 2019.

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

As of June 30, 2020, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

June 30, 2020
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

The Natixis Maximum Commitment may be periodically increased in amounts designated by us, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement is May 10, 2021, unless such date is extended at our option, no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%. As of December 31, 2019, the Natixis Maximum Commitment was $400.0 million. On April 21, 2020, the Natixis Maximum Commitment was reduced to $340.0 million.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of June 30, 2020 we were in compliance with such covenants.

As of June 30, 2020 and December 31, 2019, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Credit Facility as of June 30, 2020 and December 31, 2019 is as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2020	$340,000	$172,000	$110,866
As of December 31, 2019	$400,000	$252,000	$30,866

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

On March 17, 2020, the Borrower further amended and restated the Amended PNC Credit Agreement (as further amended the “Second Amended PNC Credit Agreement”). The Second Amended PNC Credit Agreement, among other things, increased the total commitments under the PNC Credit Facility from $600.0 million to $795.0 million (the “Second Amended PNC Maximum Commitment”). The Second Amended PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900.0 million, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) revolving loans under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 29, 2022 and (ii) term loans under the PNC Credit Facility during the period commencing January 29, 2019 and ended on March 17, 2020, unless, there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum. On June 19, 2020, the Second Amended PNC Maximum Commitment was increased from $795,000 to $825,000.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2020, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of June 30, 2020 and December 31, 2019, the PNC Borrowing Base were less than the Second Amended and Amended PNC Maximum Commitment, respectively. A summary of amounts outstanding and available under the PNC Credit Facility as of June 30, 2020 and December 31, 2019 was as follows (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2020	$825,000	$413,000	$238,349
As of December 31, 2019	$600,000	$505,000	$95,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the PNC Credit Facility as of June 30, 2020 and December 31, 2019 consisted of $165.5 million and $325.0 million, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $247.5 million and $180.0 million, respectively, of PNC Term Loan.

We incurred financing costs of $3.4 million and $4.4 million, in connection with the Natixis Credit Agreement and the PNC Credit Agreement, respectively. In addition, we incurred an additional $2.1 million and $1.5 million in financing costs in connection with the Amended and Second Amended PNC Credit Agreement, respectively. Lastly, we incurred $0.2 million in financing costs associated with the June 19, 2020 upsize of the PNC Credit Facility.

We recorded most of the costs associated with the Revolving Credit Facilities as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of June 30, 2020 and December 31, 2019, $5.6 million and $5.6 million, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities. As of June 30, 2020 and December 31, 2019, $1.9 million and $1.6 million, respectively, of such deferred financing costs have yet to be amortized.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2020 and 2019 was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Credit Facilities interest expense	$4,605	$3,771	$10,875	$6,862
Unused commitment fees	447	818	700	1,266
Administrative fees	100	50	100	50
Amortization of deferred financing costs	817	600	1,534	1,018

Total	$5,969	$5,239	$13,209	$9,196

Weighted average interest rate	3.03%	4.24%	3.39%	4.17%
Average outstanding balance	$602,044	$351,703	$634,467	$327,033

We had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

Unfunded Commitments	Maturity / Expiration	June 30, 2020		December 31, 2019
		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AMCP Staffing Intermediate Holdings III, LLC	September 2025	$—	$—	$2,767	$28
Caiman Merger Sub LLC	November 2024	1,031	—	1,031	8
Cassavant Holdings, LLC	December 2024	392	17	—	—
Cassavant Holdings, LLC	January 2025	1,960	84	—	—
Centric Brands Inc.	May 2021	2,359	—	—	—
DBM Global, Inc.	October 2020	7,805	23	—	—
Dura-Supreme Holdings, Inc.	October 2024	—	—	1,514	6
Encompass Digital Media, Inc.	September 2023	433	22	794	18
FM Restaurants Holdco, LLC	November 2024	—	—	1,062	6
FM Restaurants Holdco, LLC	November 2024	1,207	91	4,827	29
GEON Performance Solutions, LLC	October 2024	1,851	26	3,133	19
Gold Star Foods Inc.	April 2020	—	—	2,754	8
Gold Star Foods Inc.	October 2024	—	—	4,589	14
Help at Home, LLC	August 2020	9,784	—	—	—
Hometown Food Company	August 2023	5,881	29	5,881	82
Mondee Holdings LLC	December 2024	8,613	—	8,613	146
Need It Now Delivers, LLC	December 2020	5,200	510	6,025	24
Powerhouse Intermediate, LLC	October 2024	—	—	2,423	10
United Poly Systems Holding, Inc.	June 2024	6,506	612	6,506	215
WDE TorcSill Holdings LLC	October 2024	3,043	49	7,302	73
Wellbore Integrity Solutions	December 2020	953	10	953	4
Winsight, LLC	November 2023	—	—	13,887	83
Winsight, LLC	November 2021	—	—	2,217	13

Total		$57,018	$1,473	$76,278	$786

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2020, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of June 30, 2020, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 95.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2020 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$27,189	$17,795	$9,394
Up 200 basis points	13,331	11,863	1,468
Up 100 basis points	2,220	5,931	(3,711)
Down 100 basis points	(737)	(1,535)	798
Down 200 basis points	(1,421)	(1,535)	114
Down 300 basis points	(1,267)	(1,535)	268

ITEM 4.	CONTROLS AND PROCEDURES

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

In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease (“COVID-19”) was first reported in China and spread rapidly to across the world, including to the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the United States credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) government imposition of various forms of “stay at home” orders and the closing or reduced operating capacity of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which may not adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and on the markets and the economy in general, and that impact could be material. For example, if the temporary closure or reduced operating capacity of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in further reduced cash flows to us from our existing portfolio companies, which could further reduce cash available for distribution to our Unitholders.

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

TCW DIRECT LENDING VII LLC

Date: August 10, 2020	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 10, 2020	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer