Form 10-Q
period 2020-09-30
TCW Direct Lending VII LLC
filed 2020-11-09
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of September 30, 2020, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 9, 2020 was 13,734,010.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2020

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt(1)
Aerospace & Defense
	Cassavant Holdings, LLC	01/02/20	Revolver - 8.00% (LIBOR + 6.50%, 1.50% Floor)	0.2%	$1,567,896	01/02/25	$1,567,896	$1,523,995
	Cassavant Holdings, LLC	01/02/20	Term Loan - 8.00% (LIBOR + 6.50%, 1.50% Floor)	1.8%	14,150,260	01/02/25	13,947,260	13,754,053

				2.0%	15,718,156		15,515,156	15,278,048

	Columbia Helicopters, Inc.	08/20/19	Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	5.5%	41,260,029	08/20/24	40,606,592	41,672,630
	DynCorp International Inc.	08/16/19	2019 Term Loan B - 7.00% (LIBOR + 6.00%, 1.00% Floor)	3.8%	28,870,500	08/16/25	28,157,391	28,870,500
	Heligear Acquisition Co.	07/30/19	Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	7.8%	58,630,500	07/30/24	57,714,173	58,865,022
	Navistar Defense, LLC	12/31/18	Term Loan B - 7.75% (LIBOR + 6.25%, 1.50% Floor)	2.3%	17,195,919	12/31/23	16,878,404	17,367,878
	Sparton Corporation	03/04/19	First Lien Term Loan - 8.75% (LIBOR + 7.25%, 1.50% Floor)	2.4%	18,168,689	03/04/24	17,871,345	18,441,219

				23.8%	179,843,793		176,743,061	180,495,297

Air Freight & Logistics
	Need It Now Delivers, LLC	12/23/19	Delayed Draw Term Loan - 10.25% (LIBOR + 8.50%, 1.75% Floor)	0.2%	1,498,431	12/23/24	1,495,101	1,436,995
	Need It Now Delivers, LLC	12/23/19	Last Out Term Loan - 10.25% (LIBOR + 8.50% , 1.75% Floor)	1.8%	14,246,031	12/23/24	13,953,272	13,651,950

				2.0%	15,744,462		15,448,373	15,088,945

Auto Components
	Shipston Group U.S. Inc.	05/18/20	Term Loan C - 9.00% inc. PIK (LIBOR + 7.75%, 1.25% Floor, 2.00% PIK)	0.2%	1,737,576	09/28/23	1,737,576	1,636,797
	Shipston Group U.S. Inc.	09/28/18	Term Loan - 9.00% inc. PIK (LIBOR + 7.75%, 1.25% Floor, 2.00% PIK)	3.3%	26,200,241	09/28/23	25,949,140	24,680,627

				3.5%	27,937,817		27,686,716	26,317,424

Beverages
	Caiman Merger Sub LLC	11/01/19	Term Loan - 6.75% (LIBOR + 5.75%, 1.00% Floor)	1.9%	14,072,473	11/01/25	13,943,347	14,213,197
	Westrock Coffee Company, LLC	02/28/20	Term Loan - 9.75% inc. PIK (LIBOR + 8.25%, 1.50% Floor, 1.00% PIK)	8.7%	65,528,939	02/28/25	64,518,520	66,184,229

				10.6%	79,601,412		78,461,867	80,397,426

Chemicals
	AGY Holdings Corp.	09/21/20	Opco Term Loan - 11.50% inc. PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	0.2%	1,293,146	09/21/25	1,293,146	1,293,146
	AGY Holdings Corp.	09/21/20	PIK Holdco Term Loan -11.50% inc. PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	3.1%	23,292,127	09/21/25	23,292,127	23,292,127

				3.3%	24,585,273		24,585,273	24,585,273

	GEON Performance Solutions, LLC	10/25/19	Term Loan - 7.88% (LIBOR + 6.25%, 1.63% Floor)	2.6%	20,214,658	10/25/24	20,143,641	20,194,444
	Verdesian Life Sciences, LLC	07/22/19	2019 Term Loan - 9.50% (LIBOR + 7.75%, 1.75% Floor)	6.7%	51,032,898	06/27/24	50,252,782	51,134,963

				12.6%	95,832,829		94,981,696	95,914,680

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Commercial Services & Supplies
	Clover Imaging Group, LLC	12/16/19	Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	1.5%	$11,229,500	12/16/24	$11,039,728	$11,173,353
	Production Resource Group, LLC	08/01/20	Bridge Delayed Draw Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	0.1%	805,962	08/21/24	805,962	805,962
	Production Resource Group, LLC(2)	08/21/18	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	1.6%	29,989,286	08/21/24	29,397,710	12,205,639

				1.7%	30,795,248		30,203,672	13,011,601
				3.2%	42,024,748		41,243,400	24,184,954

Construction & Engineering
	UniTek Acquisition, Inc.	09/16/20	Term Loan A - 6.50% (LIBOR + 5.50%, 1.00% Floor)	0.3%	2,292,644	08/20/23	2,283,602	1,882,261
	UniTek Acquisition, Inc.	09/16/20	Delayed Draw Term Loan - 6.50% (LIBOR + 5.50%, 1.00% Floor)	0.0%	458,529	08/20/23	456,705	345,731

				0.3%	2,751,173		2,740,307	2,227,992

	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 7.50% inc. PIK (LIBOR + 6.50%, 1.00% Floor, 1.00% PIK)	0.4%	3,648,021	08/20/24	3,648,021	2,750,607
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 7.50% inc. PIK (LIBOR + 6.50%, 1.00% Floor, 1.00% PIK)	1.8%	18,241,133	08/20/24	17,952,863	13,753,814

				2.2%	21,889,154		21,600,884	16,504,421
				2.5%	24,640,327		24,341,191	18,732,413

Construction Materials
	United Poly Systems Holding, Inc.	07/24/19	Revolver - 10.00% inc. PIK (LIBOR + 8.50%, 1.50% Floor, 2.00% PIK)	0.3%	2,614,400	06/07/24	2,614,400	2,352,960
	United Poly Systems Holding, Inc.	07/24/19	Term Loan - 10.00% inc. PIK (LIBOR + 8.50%, 1.50% Floor, 2.00% PIK)	3.5%	29,205,288	06/07/24	28,631,363	26,284,759

				3.8%	31,819,688		31,245,763	28,637,719

Electronic Equipment, Instruments & Components
	SMTC Corporation(3)	11/08/18	Term Loan A - 10.50% (LIBOR + 8.75%, 1.75% Floor)	3.0%	22,902,815	11/08/23	22,169,120	22,857,010

				3.0%	22,902,815		22,169,120	22,857,010

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan B - 8.75% (LIBOR + 7.50%, 1.25% Floor)	4.9%	39,641,876	09/07/23	37,862,911	37,303,005
	PSS Industrial Group Corp.	04/12/19	Term Loan - 7.50% (LIBOR + 6.00%, 1.50% Floor)	1.7%	17,752,188	04/10/25	17,417,409	12,817,080
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 8.25% (LIBOR + 6.75%, 1.50% Floor)	0.4%	3,042,647	10/22/24	3,042,647	3,003,093
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 8.25% (LIBOR + 6.75%, 1.50% Floor)	3.7%	28,509,603	10/22/24	27,916,181	28,138,978

				4.1%	31,552,250		30,958,828	31,142,071

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Energy Equipment & Services (Continued)	Wellbore Integrity Solutions	12/31/19	First Out Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	1.2%	$9,133,234	12/31/24	$9,055,648	$8,877,503

				11.9%	98,079,548		95,294,796	90,139,659

Food Products
	Hometown Food Company	08/31/18	Revolver - 6.25% (LIBOR + 5.00%, 1.25% Floor)	0.2%	1,568,314	08/31/23	1,568,314	1,568,314
	Hometown Food Company	08/31/18	Term Loan - 6.25% (LIBOR + 5.00%, 1.25% Floor)	3.9%	29,699,654	08/31/23	29,306,788	29,699,654

				4.1%	31,267,968		30,875,102	31,267,968

Health Care Providers & Services
	Akumin Inc.	07/22/19	Term Loan B - 9.00% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	7.1%	54,954,375	05/31/24	54,125,880	54,020,151
	Help at Home, LLC	05/08/20	Term Loan A - 8.00% (LIBOR + 6.75%, 1.25% Floor)	0.6%	4,526,678	08/03/22	4,514,322	4,526,678
	Help at Home, LLC	05/08/20	Term Loan B - 8.00% (LIBOR + 6.75%, 1.25% Floor)	3.3%	24,951,698	08/03/22	24,883,594	24,951,698

				3.9%	29,478,376		29,397,916	29,478,376

				11.0%	84,432,751		83,523,796	83,498,527

Health Care Technology
	American Academy Holdings, LLC	08/14/19	Term Loan - 10.00% inc. PIK (LIBOR + 9.00%, 1.00% Floor, 3.75% PIK)	4.1%	31,273,776	06/15/23	30,746,473	31,492,693

				4.1%	31,273,776		30,746,473	31,492,693

Hotels, Restaurants & Leisure
	FM Restaurants Holdco, LLC	11/25/19	Term Loan - 9.75% (LIBOR + 8.00%, 1.75% Floor)	2.7%	21,559,807	11/22/24	21,115,833	20,438,697

	KBP Investments, LLC(4)		Delayed Draw Term Loan	0.0%	—	05/14/23	(186,165)	(186,165)

				2.7%	21,559,807		20,929,668	20,252,532

Household Durables
	Hunter Fan Company	11/05/19	Additional Term Loan - 7.63% (LIBOR + 6.63%, 1.00% Floor)	2.9%	22,352,261	04/20/21	22,282,207	22,329,909
	SLogic Holding Corp.	06/29/18	2018 Term Loan B - 7.50% (LIBOR + 6.50%, 1.00% Floor)	3.4%	27,395,345	06/22/23	27,245,735	25,696,834

				6.3%	49,747,606		49,527,942	48,026,743

Household Products
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 14.83% inc. PIK (LIBOR + 13.33%, 1.50% Floor, 6.00% PIK)	5.1%	43,769,757	03/04/24	42,218,956	38,517,386

				5.1%	43,769,757		42,218,956	38,517,386

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Information Technology Services
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 7.75% (LIBOR + 6.25%, 1.50% Floor)	1.7%	$12,730,280	11/15/23	$12,730,280	$12,730,280
	Corcentric, Inc.	11/15/18	Term Loan - 7.75% (LIBOR + 6.25%, 1.50% Floor)	2.5%	19,095,420	11/15/23	18,797,551	19,095,420

				4.2%	31,825,700		31,527,831	31,825,700

	Global Holdings, LLC	09/17/19	Term Loan - 7.25% (LIBOR + 6.25%, 1.00% Floor)	3.7%	28,159,064	09/17/23	27,846,840	28,299,859

				7.9%	59,984,764		59,374,671	60,125,559

Internet & Direct Marketing Retail
	Altern Marketing LLC	09/30/20	Revolver - 8.00% (LIBOR + 6.00%, 2.00% Floor)	0.3%	2,014,543	10/07/24	1,984,345	2,010,513
	Altern Marketing LLC	09/30/20	Term Loan A - 8.00% (LIBOR + 6.00%, 2.00% Floor)	1.6%	12,679,436	10/07/24	12,462,109	12,626,867

				1.9%	14,693,979		14,446,454	14,637,380

Media
	Encompass Digital Media, Inc.	10/01/18	First Lien Term Loan - 8.75% inc. PIK (LIBOR + 7.50%, 1.25% Floor, 1.13% PIK)	3.8%	29,921,994	09/28/23	29,684,258	28,755,036
	Encompass Digital Media, Inc.	10/01/18	Revolver - 8.75% (LIBOR + 7.50%, 1.25% Floor)	0.1%	1,155,455	09/28/23	1,155,455	1,110,392

				3.9%	31,077,449		30,839,713	29,865,428

	Innerworkings, Inc.	07/23/19	Term Loan - 8.00% (LIBOR + 6.25%, 1.75% Floor)	5.0%	36,739,912	07/16/24	34,702,117	37,842,109
	Winsight, LLC	11/15/18	Revolver - 8.00% (LIBOR + 7.00%, 1.00% Floor)	0.2%	1,529,553	11/15/23	1,529,553	1,316,946
	Winsight, LLC	11/15/18	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	3.2%	28,876,378	11/15/23	28,396,758	24,862,561

				3.4%	30,405,931		29,926,311	26,179,507

				12.3%	98,223,292		95,468,141	93,887,044

Metals & Mining
	DBM Global, Inc.	11/30/18	Term Loan - 7.35% (LIBOR + 5.85%, 1.50% Floor)	6.0%	46,023,416	11/30/23	45,441,521	46,023,416

				6.0%	46,023,416		45,441,521	46,023,416

Multiline Retail
	Torrid LLC	06/14/19	Term Loan - 7.75% (LIBOR + 6.75%, 1.00% Floor)	3.8%	29,706,277	12/16/24	29,195,682	29,171,564

				3.8%	29,706,277		29,195,682	29,171,564

Personal Products
	Voyant Beauty Holdings, Inc.	08/20/20	Term Loan - 9.50% (LIBOR + 8.00%, 1.50% Floor)	7.8%	58,550,469	08/03/25	57,117,108	58,960,322

				7.8%	58,550,469		57,117,108	58,960,322

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Software
	Mondee Holdings LLC	12/20/19	Term Loan - 12.25% inc. PIK (LIBOR + 10.50%, 1.75% Floor, 12.25% PIK)	9.2%	$81,081,222	12/23/24	$78,684,439	$69,648,769

				9.2%	81,081,222		78,684,439	69,648,769

Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	05/20/20	DIP Revolver - 7.50% (LIBOR + 6.50%, 1.00% Floor)	0.3%	2,386,031	05/20/21	2,386,031	2,386,031
	Centric Brands Inc.(3)	11/07/18	Term Loan - 9.50% inc. PIK (LIBOR + 8.00%, 1.50% Floor, 9.50% PIK)	4.0%	34,463,910	10/29/23	34,052,437	30,638,416
	Keeco Holdings, LLC	09/19/18	Term Loan - 10.25% inc. PIK (LIBOR + 8.50%, 1.75% Floor, 0.75% PIK)	7.5%	58,522,774	03/15/24	57,749,944	56,708,568

				11.8%	95,372,715		94,188,412	89,733,015

	Total Debt Investments			170.9%			1,339,354,348	1,298,008,445

	Equity				Shares
Chemicals
	AGY Holdings Corp.(2)		Class A Preferred units	0.0%	7,752,414		—	—
	AGY Holdings Corp.(2)		Class B Preferred units	0.0%	10,078,138		—	—
	AGY Holdings Corp.(2)		Class C Common units	0.0%	11,241,000		—	—

				0.0%	29,071,552		—	—

Construction Materials
	United Poly System Holding, Inc.(2),(5)		Common Stock	0.0%	7,550		755,000	—

				0.0%	7,550		755,000	—

Electronic Equipment, Instruments & Components
	SMTC Corporation(2),(3)		Common Stock	0.0%	48,036		150,833	173,890
	SMTC Corporation(2),(3)		Warrant, expires 11/08/25	0.2%	399,529		1,532,279	1,446,295

				0.2%	447,565		1,683,112	1,620,185

Household Durables
	Shelterlogic Group Holdings, Inc(2)		Common Stock	0.0%	1,240,731		—	—

				0.0%	1,240,731		—	—

Household Products
	Greenfield World Trade, Inc.(2),(5)		Warrant, expires 03/25/27	0.2%	7,403		1,463,118	1,945,154

				0.2%	7,403		1,463,118	1,945,154

Media
	Innerworkings, Inc.(2),(5)		Warrant, expires 07/16/24	0.2%	530,380		1,904,066	1,585,836

				0.2%	530,380		1,904,066	1,585,836

Software
	Mondee Holdings LLC(2),(5)		Preferred Stock	0.2%	1,226,708		1,226,708	1,226,708

				0.2%	1,226,708		1,226,708	1,226,708

	Total Equity Investments			0.8%			7,032,004	6,377,883

	Total Non-Controlled/Non-Affiliated Investments(6)			171.7%			$1,346,386,352	$1,304,386,328

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
	Cash Equivalents

	Blackrock Liquidity Funds, Yield 0.10%			6.4%			$48,349,600	$48,349,600

	Total Investments 178.1%						$1,394,735,952	$1,352,735,928

	Net unrealized depreciation on unfunded commitments ((0.2%))							$(1,181,690)

	Liabilities in Excess of Other Assets (77.9%)							$(591,996,092)

	Net Assets 100.0%							$759,558,146

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)	Non-income producing.
(3)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2020, $57,501,642 or 4.2% of the Company’s total assets were represented by “non-qualifying assets.”

(4)	Negative balance relates to an unfunded commitment that was acquired at a discount.
(5)

All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of September 30, 2020, the aggregate fair value of these securities was $4,757,698, or 0.3% of the Company’s total assets.

(6)

The fair value of the SMTC Corporation common stock is based on the quoted market price of the issuer’s common stock as of September 30, 2020. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. The fair values of the SMTC Corporation warrants and Innerworkings, Inc. warrants are based on the quoted market price of the issuer’s stock as of September 30, 2020. Such warrants are considered to be Level 2 securities within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

LIBOR—London Interbank Offered Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $378,595,257 and $395,865,694, respectively, for the nine months ended September 30, 2020. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	100.0%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt(1)
Aerospace & Defense
	Columbia Helicopters, Inc.	08/20/19	Term Loan—9.52% (LIBOR + 7.50%, 1.50% Floor)	7.4%	$60,300,000	08/20/24	$59,160,626	$60,842,700
	DynCorp International Inc.	08/16/19	Term Loan B—7.74% (LIBOR + 6.00%, 1.00% Floor)	3.7%	30,010,125	08/16/25	29,154,160	30,100,155
	Heligear Acquisition Co.	07/30/19	Term Loan—8.95% (LIBOR + 7.00%, 1.50% Floor)	7.3%	59,758,010	07/30/24	58,641,013	59,817,768
	Navistar Defense, LLC	12/31/18	Term Loan B—8.05% (LIBOR + 6.25%, 1.50% Floor)	2.7%	21,775,648	12/29/23	21,280,522	21,840,975
	Sparton Corporation	03/04/19	First Lien Term Loan—9.16% (LIBOR + 7.25%, 1.50% Floor)	5.0%	40,410,765	03/04/24	39,604,446	40,451,176

				26.1%	212,254,548		207,840,767	213,052,774

Air Freight & Logistics
	Need It Now Delivers, LLC	12/23/19	Last Out Term Loan—7.79% (LIBOR + 6.00% , 1.75% Floor)	1.8%	14,611,314	12/23/24	14,288,305	14,698,982

				1.8%	14,611,314		14,288,305	14,698,982

Auto Components
	Shipston Group U.S. Inc.	09/28/18	Term Loan—9.85% (LIBOR + 7.75%, 1.25% Floor)	3.2%	26,036,788	09/28/23	25,715,299	25,698,310

				3.2%	26,036,788		25,715,299	25,698,310

Beverages
	Caiman Merger Sub LLC	11/01/19	Term Loan—7.44% (LIBOR + 5.75%, 1.00% Floor)	1.7%	14,178,813	11/01/25	14,029,516	14,249,708

				1.7%	14,178,813		14,029,516	14,249,708

Chemicals
	GEON Performance Solutions, LLC	10/25/19	Term Loan—7.96% (LIBOR + 6.25%, 1.63% Floor)	3.3%	27,156,552	10/25/24	27,043,542	27,346,648
	Verdesian Life Sciences, LLC	07/22/19	Term Loan—9.30% (LIBOR + 7.50%, 1.75% Floor)	6.3%	51,680,300	06/27/24	50,740,189	51,370,218

				9.6%	78,836,852		77,783,731	78,716,866

Commercial Services & Supplies
	Clover Imaging Group, LLC	12/16/19	Term Loan—9.24% (LIBOR + 7.50%, 1.50% Floor)	1.5%	12,140,000	12/16/24	11,898,268	12,212,840
	Production Resource Group, LLC	08/21/18	Term Loan—8.90% (LIBOR + 7.00%, 1.00% Floor)	3.2%	29,989,286	08/21/24	29,294,347	26,480,539

				4.7%	42,129,286		41,192,615	38,693,379

Communications Equipment
	AVI-SPL, Inc.	05/16/18	Third Additional Term Loan—7.58% (LIBOR + 5.88%, 1.00% Floor)	3.6%	28,944,961	04/27/21	28,880,269	29,234,410

				3.6%	28,944,961		28,880,269	29,234,410

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Construction & Engineering
	Powerhouse Intermediate, LLC	10/15/19	Revolver—8.12% (LIBOR + 6.38%, 1.50% Floor)	0.1%	$330,436	10/07/24	$330,436	$331,428
	Powerhouse Intermediate, LLC	10/15/19	Term Loan—8.41% (LIBOR + 6.38%, 1.50% Floor)	3.4%	27,536,364	10/07/24	27,310,013	27,618,973

				3.5%	27,866,800		27,640,449	27,950,401

	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B—8.41% inc. PIK (LIBOR + 5.50%, 1.00% Floor, 1.00% PIK)	0.4%	3,647,967	08/20/24	3,647,967	3,301,410
	UniTek Acquisition, Inc.	08/20/18	Term Loan B—8.41% inc. PIK (LIBOR + 5.50%, 1.00% Floor, 1.00% PIK)	2.0%	18,239,837	08/20/24	17,893,291	16,507,052

				2.4%	21,887,804		21,541,258	19,808,462

				5.9%	49,754,604		49,181,707	47,758,863

Construction Materials
	United Poly Systems Holding, Inc.	07/24/19	Revolver—8.45% (LIBOR + 6.50%, 1.50% Floor)	0.3%	2,614,400	06/07/24	2,614,400	2,528,125
	United Poly Systems Holding, Inc.	07/24/19	Term Loan—8.45% (LIBOR + 6.50%, 1.50% Floor)	3.5%	29,640,000	06/07/24	28,930,976	28,661,880
				3.8%	32,254,400		31,545,376	31,190,005

Diversified Consumer Services
	American Academy Holdings, LLC	08/14/19	Term Loan—10.80% inc. PIK (LIBOR + 5.25%, 1.00% Floor, 3.75% PIK)	3.8%	30,959,464	06/15/23	30,272,830	30,897,545

				3.8%	30,959,464		30,272,830	30,897,545

Electronic Equipment, Instruments & Components
	SMTC Corporation(2)	11/08/18	Term Loan A—10.70% (LIBOR + 8.75%, 1.75% Floor)	2.9%	23,470,654	11/08/23	22,536,934	23,423,712

				2.9%	23,470,654		22,536,934	23,423,712

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan B—8.14% (LIBOR + 6.25%, 1.25% Floor)	4.3%	34,979,903	09/07/23	34,462,625	34,560,144
	PSS Industrial Group Corp.	04/12/19	Term Loan—7.94% (LIBOR + 6.00%, 1.50% Floor)	2.2%	18,402,902	04/10/25	17,998,290	18,200,470
	WDE TorcSill Holdings LLC	10/22/19	Revolver—8.30% (LIBOR + 6.50%, 1.50% Floor)	0.2%	1,825,588	10/22/24	1,825,588	1,825,588
	WDE TorcSill Holdings LLC	10/22/19	Term Loan—8.30% (LIBOR + 6.50%, 1.50% Floor)	3.8%	31,240,379	10/22/24	30,470,804	31,240,379

				4.0%	33,065,967		32,296,392	33,065,967

	Wellbore Integrity Solutions	12/02/19	First Out Term Loan—8.94% (LIBOR + 7.00%, 1.50% Floor)	1.2%	9,367,418	12/02/24	9,273,797	9,423,623

				11.7%	95,816,190		94,031,104	95,250,204

Food Distributor
	Gold Star Foods Inc.	10/15/19	Term Loan—7.56% (LIBOR + 5.75%, 1.00% Floor)	2.8%	22,946,970	10/02/24	22,796,301	23,107,598

				2.8%	22,946,970		22,796,301	23,107,598

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Food Products
	Hometown Food Company	08/31/18	Term Loan—6.80% (LIBOR + 5.00%, 1.25% Floor)	4.8%	$40,027,178	08/31/23	$39,361,349	$39,466,798

				4.8%	40,027,178		39,361,349	39,466,798

Health Care Providers & Services
	Akumin, Inc.	07/22/19	Term Loan B—7.80% (LIBOR + 6.00%, 1.00% Floor)	6.7%	55,371,750	05/31/24	54,366,012	54,928,776

				6.7%	55,371,750		54,366,012	54,928,776

Hotels, Restaurants & Leisure
	FM Restaurants Holdco, LLC	11/25/19	Term Loan—8.05% (LIBOR + 6.25%, 1.75% Floor)	2.7%	21,722,727	11/22/24	21,194,388	21,701,005

				2.7%	21,722,727		21,194,388	21,701,005

Household Durables
	Dura-Supreme Holdings, Inc	10/15/19	Term Loan—7.96% (LIBOR + 6.25%, 1.50% Floor)	1.6%	13,626,000	10/10/24	13,513,033	13,639,626
	Hunter Fan Company	11/05/19	Additional Term Loan—8.53% (LIBOR + 6.63%, 1.00% Floor)	3.7%	30,290,000	12/20/21	30,065,659	30,199,130
	SLogic Holding Corp.	06/29/18	Term Loan B—11.25% (PRIME + 6.50%, 1.00% Floor)	3.2%	27,823,398	06/22/23	27,629,565	25,931,407

				8.5%	71,739,398		71,208,257	69,770,163

Household Products
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan—11.30% (LIBOR + 9.50%, 1.50% Floor)	5.0%	42,546,666	03/04/24	41,807,281	41,057,532

				5.0%	42,546,666		41,807,281	41,057,532

Information Technology Services
	AMCP Staffing Intermediate Holdings III, LLC	10/15/19	Add on Term Loan—8.84% (LIBOR + 6.75%, 1.50% Floor)	1.4%	11,427,418	09/24/25	11,342,079	11,427,418
	AMCP Staffing Intermediate Holdings III, LLC	10/15/19	Revolver—8.74% (LIBOR + 6.75%, 1.50% Floor)	0.2%	1,407,174	09/24/25	1,407,174	1,407,174
	AMCP Staffing Intermediate Holdings III, LLC	10/15/19	Term Loan—8.68% (LIBOR + 6.75%, 1.50% Floor)	1.8%	14,688,763	09/24/25	14,547,899	14,688,763

				3.4%	27,523,355		27,297,152	27,523,355

	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan—8.80% (LIBOR + 7.00%, 1.50% Floor)	1.6%	12,928,160	11/15/23	12,928,160	12,992,801
	Corcentric, Inc.	11/15/18	Term Loan—8.80% (LIBOR + 7.00%, 1.50% Floor)	2.4%	19,392,240	11/15/23	19,017,035	19,489,201

				4.0%	32,320,400		31,945,195	32,482,002

	Global Holdings, LLC	09/17/19	Term Loan—8.16% (LIBOR + 6.25%, 1.00% Floor)	3.6%	29,270,605	09/17/23	28,863,489	29,475,500

				11.0%	89,114,360		88,105,836	89,480,857

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Media
	Encompass Digital Media, Inc.	10/01/18	First Lien Term Loan—9.43% inc. PIK (LIBOR + 6.38%, 1.25% Floor, 1.13% PIK)	3.5%	$29,667,001	09/28/23	$29,369,614	$29,014,328
	Encompass Digital Media, Inc.	10/01/18	Revolver—9.43% (LIBOR + 7.50%, 1.25% Floor)	0.2%	1,733,182	09/28/23	1,733,182	1,695,052

				3.7%	31,400,183		31,102,796	30,709,380

	Innerworkings, Inc.	07/23/19	Term Loan—11.50% (LIBOR + 9.75%, 1.75% Floor)	4.8%	38,725,853	07/16/24	36,152,664	38,880,756
	Winsight, LLC	11/15/18	Term Loan—7.80% (LIBOR + 6.00%, 1.00% Floor)	3.6%	29,096,430	11/15/23	28,496,501	29,067,333

				12.1%	99,222,466		95,751,961	98,657,469

Metals & Mining
	DBM Global, Inc.	11/30/18	Term Loan—7.65% (LIBOR + 5.85%, 1.50% Floor)	5.9%	48,193,817	11/30/23	47,439,928	48,338,398

				5.9%	48,193,817		47,439,928	48,338,398

Multiline Retail
	Torrid LLC	06/14/19	Term Loan—8.69% (LIBOR + 6.75%, 1.00% Floor)	4.4%	35,293,300	12/16/24	34,578,532	35,540,353

				4.4%	35,293,300		34,578,532	35,540,353

Personal Products
	VPI Aware Topco, LLC	11/13/18	First Out Term Loan—8.20% (LIBOR + 6.25%, 1.00% Floor)	6.3%	52,101,811	11/13/23	51,095,160	51,372,386

				6.3%	52,101,811		51,095,160	51,372,386

Software
	Mondee Holdings LLC	12/20/19	Term Loan—11.43% inc. PIK (LIBOR + 7.00%, 1.75% Floor, 2.50% PIK)	6.7%	54,549,938	12/20/24	53,292,220	54,440,838

				6.7%	54,549,938		53,292,220	54,440,838

Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(2)	11/07/18	Term Loan—7.93% (LIBOR + 6.00%, 1.50% Floor)	4.1%	33,725,753	10/29/23	33,207,452	33,455,948
	Keeco Holdings, LLC	09/19/18	Term Loan—9.55% (LIBOR + 7.75%, 1.75% Floor)	6.9%	58,730,405	03/15/24	57,772,101	56,322,458

				11.0%	92,456,158		90,979,553	89,778,406

	Total Debt Investments			166.7%			$1,349,275,231	$1,360,505,337

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost/Cost	Fair Value
	Equity Investments
Construction Materials
	United Poly Systems Holding, Inc.(3)(4)	Common Stock	0.1%	7,550		$755,000	$607,525

			0.1%	7,550		755,000	607,525

Electronic Equipment, Instruments & Components
	SMTC Corporation(2)(3)	Common Stock	0.0%	48,036		150,833	162,842
	SMTC Corporation(2)(3)	Warrant, expires 11/08/25	0.2%	399,529		1,532,279	1,354,403

			0.2%	447,565		1,683,112	1,517,245

Media
	Innerworkings, Inc.(3)(4)	Warrant, expires 07/16/24	0.3%	530,380		1,904,067	2,922,394

			0.3%	530,380		1,904,067	2,922,394

	Total Equity Investments		0.6%			4,342,179	5,047,164

	Total Non-Controlled/Non-Affiliated Investments(5)		167.3%			$1,353,617,410	$1,365,552,501

	Cash Equivalents Blackrock Liquidity Funds, Yield 1.52%		21.8%	117,609,952		$177,609,952	$177,609,952

	Total Investments 189.1%					$1,531,227,362	$1,543,162,453

	Net unrealized depreciation on unfunded commitments ((0.1%))						$(786,304)

	Liabilities in Excess of Other Assets (89.0%)						$(726,146,423)

	Net Assets 100.0%						$816,229,726

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of September 30, 2020 (unaudited)	As of December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,346,386 and $1,353,617)	$1,304,386	$1,365,553
Cash and cash equivalents	61,165	220,074
Interest receivable	5,197	6,344
Deferred financing costs	4,966	5,574
Prepaid and other assets	118	57

Total Assets	$1,375,832	$1,597,602

Liabilities
Revolving credit facilities payable	$337,500	$577,000
Term loan (net of $1,783 and $1,613 of deferred financing costs, respectively)	245,717	178,387
Repurchase obligation	23,257	-
Management fees payable	4,948	8,689
Interest and credit facilities expense payable	2,829	3,866
Unrealized depreciation on unfunded commitments	1,182	786
Directors’ fees payable	241	-
Incentive fee payable	-	12,148
Other accrued expenses and other liabilities	600	496

Total Liabilities	$616,274	$781,372

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	$1,373,401	$1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(548,401)	(548,401)
Common Unitholders’ return of capital	(51,639)	(4,639)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)

Common Unitholders’ capital	770,863	817,863
Accumulated loss	(11,305)	(1,633)

Total Members’ Capital	$759,558	$816,230

Total Liabilities and Members’ Capital	$1,375,832	$1,597,602

Net Asset Value Per Unit (Note 10)	$95.24	$99.36

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Investment Income
Interest income from non-controlled/non-affiliated investments	$29,145	$24,893	$89,258	$56,495
Interest income from non-controlled/non-affiliated investments paid-in-kind	5,669	132	15,206	271
Other fee income from non-controlled/non-affiliated investments	-	27	231	98

Total investment income	34,814	25,052	104,695	56,864

Expenses
Interest and credit facilities expenses	4,886	6,891	18,095	16,087
Management fees	4,948	3,853	14,858	8,494
Administrative fees	337	290	1,048	709
Professional fees	225	185	1,014	871
Directors’ fees	97	94	293	284
Incentive fees	-	5,232	(12,148)	9,757
Other expenses	87	(5)	184	91

Total expenses	10,580	16,540	23,344	36,293

Net investment income	$24,234	$8,512	$81,351	$20,571

Net realized and unrealized gain (loss) on investments
Net realized gain on non-controlled/non-affiliated investments	$-	$302	$1,943	$751
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	21,505	4,478	(54,331)	8,802

Net realized and unrealized gain (loss) on investments	$21,505	$4,780	$(52,388)	$9,553

Net increase in Members’ Capital from operations	$45,739	$13,292	$28,963	$30,124

Basic and diluted:
Income per unit	$3.33	$0.97	$2.11	$2.19

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2019	$817,863	$(1,633)	$816,230
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	35,292	35,292
Net realized gain on investments	—	1,943	1,943
Net change in unrealized appreciation/depreciation on investments	—	(66,230)	(66,230)

Total Decrease in Members’ Capital for the three months ended March 31, 2020	—	(28,995)	(28,995)

Members’ Capital at March 31, 2020	$817,863	$(30,628)	$787,235

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	21,825	21,825
Net change in unrealized appreciation/depreciation on investments	—	(9,606)	(9,606)
Distributions to Members from:
Distributable earnings	—	(38,635)	(38,635)

Total Decrease in Members’ Capital for the three months ended June 30, 2020	—	(26,416)	(26,416)

Members’ Capital at June 30, 2020	$817,863	$(57,044)	$760,819

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	24,234	24,234
Net change in unrealized appreciation/depreciation on investments	—	21,505	21,505
Distributions to Members from:
Return of capital	(47,000)	—	(47,000)

Total (Decrease) Increase in Members’ Capital for the three months ended September 30, 2020	(47,000)	45,739	(1,261)

Members’ Capital at September 30, 2020	$770,863	$(11,305)	$759,558

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2018	$398,367	$3,037	$401,404
Net Increase (Decrease) in Members’ Capital Resulting from Operations:	—	3,418	3,418
Net investment income	—	418	418
Net realized on investments	—	4,911	4,911
Net change in unrealized appreciation/depreciation on investments	—
Distributions to Members from:
Distributable earnings	—	(1,865)	(1,865)
Return of capital	(154,329)	—	(154,329)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	145,329	—	145,329

Total (Decrease) Increase in Members’ Capital for the three months ended March 31, 2019	(9,000)	6,882	(2,118)

Members’ Capital at March 31, 2019	$389,367	$9,919	$399,286

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	8,641	8,641
Net realized gain on investments	—	31	31
Net change in unrealized appreciation/depreciation on investments	—	(587)	(587)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	70,000	—	70,000

Total Increase in Members’ Capital for the three months ended June 30, 2019	70,000	8,085	78,085

Members’ Capital at June 30, 2019	$459,367	$18,004	$477,371

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	8,512	8,512
Net realized gain on investments	—	302	302
Net change in unrealized appreciation/depreciation on investments	—	4,478	4,478
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	140,000	—	140,000

Total Increase in Members’ Capital for the three months ended September 30, 2019	140,000	13,292	153,292

Members’ Capital at September 30, 2019	$599,367	$31,296	$630,663

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the nine months ended
	September 30,
	2020	2019
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$28,963	$30,124
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(363,389)	(609,789)
Interest income paid-in-kind	(15,206)	(271)
Proceeds from sales and paydowns of investments	395,865	93,923
Net realized gain on investments	(1,943)	(751)
Net change in unrealized appreciation/depreciation on investments	54,331	(8,802)
Amortization of premium and accretion of discount, net	(8,096)	(3,544)
Amortization of deferred financing costs	2,327	1,645
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	1,147	(3,513)
(Increase) decrease in receivable for investments sold	—	(8,808)
(Increase) decrease in prepaid and other assets	(61)	804
Increase (decrease) in interest and credit facilities expense payable	(1,037)	2,383
Increase (decrease) in management fees payable	(3,741)	1,545
Increase (decrease) in directors’ fees payable	241	215
Increase (decrease) in organization costs payable to Adviser	—	(741)
Increase (decrease) in offering costs payable to Adviser	—	(633)
Increase (decrease) in directors’ fees reimbursable to Adviser	—	(92)
Increase (decrease) in incentive fees payable	(12,148)	9,757
Increase (decrease) in other accrued expenses and liabilities	104	142

Net cash provided by (used in) operating activities	$77,357	$(496,406)

Cash Flows from Financing Activities
Contributions	$—	$347,453
Distributions	(38,635)	(1,865)
Return of capital	(47,000)	—
Return of unused capital	—	(146,453)
Deferred financing costs paid	(1,888)	(6,953)
Proceeds from credit facilities	48,000	268,000
Repayments of credit facilities	(220,000)	(76,000)
Proceeds from repurchase obligation	23,257	—

Net cash (used in) provided by financing activities	$(236,266)	$384,182

Net decrease in cash and cash equivalents	$(158,909)	$(112,224)

Cash and cash equivalents, beginning of period	$220,074	$160,995

Cash and cash equivalents, end of period	$61,165	$48,771

Supplemental and non-cash financing activities
Interest expense paid	$15,662	$10,631

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

September 30, 2020

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

September 30, 2020

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2020, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2020 was $51,639.

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

September 30, 2020

2. Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2020, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value, and are classified as Level 1 in the GAAP valuation hierarchy.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2020

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

3. Investment Valuations and Fair Value Measurements

Investments at Fair Value: Investments held by the Company are valued at fair value. Fair value is generally determined on the basis of last reported sales prices or official closing prices on the primary exchange in which each security trades, or if no sales are reported, generally based on the midpoint of the valuation range obtained for debt investments from a quotation reporting system, established market makers or pricing service.

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

September 30, 2020

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2020:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,298,008	$1,298,008
Equity	174	3,032	3,172	6,378
Cash equivalents	48,350	—	—	48,350

Total Assets	$48,524	$3,032	$1,301,180	$1,352,736

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

September 30, 2020

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2020:

	Debt	Equity	Total
Balance, July 1, 2020	$1,256,268	$3,053	$1,259,321
Purchases*	108,268	212	108,480
Sales and paydowns of investments	(90,192)	—	(90,192)
Amortization of premium and accretion of discount, net	3,508	—	3,508
Net change in unrealized appreciation/depreciation	20,156	(93)	20,063

Balance, September 30, 2020	$1,298,008	$3,172	$1,301,180

Net change in unrealized appreciation/depreciation in investments held as of September 30, 2020	$20,643	$514	$21,157

*	Includes payments received in-kind

	Debt	Equity	Total
Balance, January 1, 2020	$1,360,505	$608	$1,361,113
Purchases*	375,906	2,689	378,595
Sales and paydowns of investments	(395,865)	—	(395,865)
Amortization of premium and accretion of discount, net	8,096	—	8,096
Net realized gains	1,943	—	1,943
Net change in unrealized appreciation/depreciation	(52,577)	(125)	(52,702)

Balance, September 30, 2020	$1,298,008	$3,172	$1,301,180

Net change in unrealized appreciation/depreciation in investments held as of September 30, 2020	$(50,916)	$482	$(50,434)

*	Includes payments received in-kind

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2019:

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

September 30, 2020

3. Investment Valuations and Fair Value Measurements (Continued)

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

The Company did not have any transfers between levels during the three and nine months ended September 30, 2020 and 2019.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2020:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$1,184,055	Income Method	Discount Rate	5.4% to 22.3%	10.3%	Decrease
Debt	$37,842	Income Method	Take Out Indication	103.0% to 103.0%	103.0%	Increase
Debt	$12,817	Market Method	EBITDA Multiple	8.8x to 9.8x	N/A	Increase
Debt	$25,697	Market Method	EBITDA Multiple	6.5x to 7.5x	N/A	Increase
			Revenue Multiple	0.6x to 0.8x	N/A	Increase
Debt	$37,597	Market Method	Revenue Multiple	0.5x to 1.7x	N/A	Increase
Equity	$1,945	Market Method	EBITDA Multiple	5.5x to 11.3x	N/A	Increase
Equity	$1,227	Market Method	Indicative Bid	100.0% to 100.0%	N/A	Increase
Equity	$—	Market Method	Revenue Multiple	0.5x to 0.7x	N/A	Increase
Equity	$—	Market Method	EBITDA Multiple	6.5x to 7.5x	N/A	Increase
			Revenue Multiple	0.6x to 0.8x	N/A	Increase

*	Weighted based on fair value

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

The Company generally utilizes the midpoint of a valuation range provided by an external, independent valuation firm in determining fair value.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2020

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

The Advisory Agreement may be terminated by either party, by vote of the Company’s Board, or by a vote of the majority of the Company’s outstanding voting units, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, the Company will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). The Advisory Agreement was reapproved by the Company’s Board on August 10, 2020.

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

September 30, 2020

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

Administration Agreement: On September 25, 2018, the Company entered into an Amended and Restated Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”), which amended and restated the Administration Agreement between the Company and the Administrator entered into on April 16, 2018. Under the Administration Agreement, the Administrator (or one or more delegated service providers) will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended; monitor the payment of the Company’s expenses; oversee the performance of administrative and professional services rendered to the Company by others; be responsible for the financial and other records that the Company is required to maintain; prepare and disseminate reports to Unitholders and reports and other materials to be filed with the SEC or other regulators; assist the Company in determining and publishing (as necessary or appropriate) its net asset value; oversee the preparation and filing of tax returns; generally oversee the payment of expenses; and provide such other services as the Administrator, subject to review of the Company’s board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator shall seek such reimbursement from the Company no more than once during any calendar year and shall only seek such reimbursement when all Company Expenses (as defined below) for such calendar year have been paid or accrued. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2020

4. Agreements and Related Party Transactions (Continued)

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

September 30, 2020

4. Agreements and Related Party Transactions (Continued)

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2020

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2020 and December 31, 2019:

	Maturity/ Expiration	September 30, 2020		December 31, 2019
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2022	$12,921	$—	$—	$—
Altern Marketing LLC	October 2024	1,815	—	—	—
AMCP Staffing Intermediate Holdings III, LLC	September 2025	—	—	2,767	28
Caiman Merger Sub LLC	November 2024	1,031	—	1,031	8
Cassavant Holdings, LLC	January 2025	392	11	—	—
Cassavant Holdings, LLC	June 2021	1,960	55	—	—
Centric Brands Inc.	May 2021	2,312	—	—	—
DBM Global, Inc.	October 2020	7,805	—	—	—
Dura-Supreme Holdings, Inc.	October 2024	—	—	1,514	6
Encompass Digital Media, Inc.	September 2023	1,372	54	794	18
FM Restaurants Holdco, LLC	November 2024	—	—	1,062	6
FM Restaurants Holdco, LLC	November 2024	2,414	126	4,827	29
GEON Performance Solutions, LLC	October 2024	2,351	26	3,133	19
Gold Star Foods Inc.	April 2020	—	—	2,754	8
Gold Star Foods Inc.	October 2024	—	—	4,589	14
Help at Home, LLC	August 2022	9,784	—	—	—
Hometown Food Company	August 2023	4,313	—	5,881	82
KBP Investments LLC	September 2022	15,000	—	—	—
Mondee Holdings LLC	December 2024	8,613	—	8,613	146
Need It Now Delivers, LLC	December 2020	4,496	174	6,025	24
Powerhouse Intermediate, LLC	October 2024	—	—	2,423	10
Production Resource Group, LLC	September 2021	131	—	—	—
United Poly Systems Holding, Inc.	June 2024	6,505	650	6,506	215
WDE TorcSill Holdings LLC	October 2024	4,564	59	7,302	73
Wellbore Integrity Solutions	December 2020	953	27	953	4
Winsight, LLC	November 2023	—	—	13,887	83
Winsight, LLC	November 2021	—	—	2,217	13

Total		$88,732	$1,182	$76,278	$786

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2020, the Company is not aware of any pending or threatened litigation.

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

September 30, 2020

6. Members’ Capital

The Company’s Unit activity for the three and nine months ended September 30, 2020 and 2019, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Units at beginning of period	13,734,010	13,734,010	13,734,010	10,672,260
Units issued and committed	—	—	—	3,061,750

Units issued and committed at end of period	13,734,010	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2020 and 2019.

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

The Natixis Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement is May 10, 2021, unless such date is extended at the Company’s option no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%. As of December 31, 2019, the Natixis Maximum Commitment was $400,000. The Natixis Maximum Commitment was reduced to $340,000 on April 21, 2020 and was further reduced to $280,000 on July 1, 2020.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2020, the Company was in compliance with such covenants.

As of September 30, 2020, the Natixis Borrowing Base assets were greater than the Natixis Maximum Commitment. As of December 31, 2019, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of September 30, 2020 and December 31, 2019 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2020	$280,000	$172,000	$108,000
As of December 31, 2019	$400,000	$252,000	$30,866

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

September 30, 2020

7. Credit Facilities (Continued)

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2020, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

7. Credit Facilities (Continued)

As of September 30, 2020, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. As of December 31, 2019, the PNC Borrowing Base assets were greater than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of September 30, 2020 and December 31, 2019 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2020	$825,000	$413,000	$193,037
As of December 31, 2019	$600,000	$505,000	$95,000

(1)	The amount available considers any limitations related to the facility borrowing.

Borrowings under the PNC Credit Facility as of September 30, 2020 and December 31, 2019 consisted of $165,500 and $325,000, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $247,500 and $180,000, respectively, of PNC Term Loan.

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

Costs associated with the Revolving Credit Facilities were primarily recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of September 30, 2020 and December 31, 2019, $4,966 and $5,574, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company’s Consolidated Statements of Assets and Liabilities.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of September 30, 2020	As of December 31, 2019
Principal amount outstanding on PNC Term Loan	$247,500	$180,000
Deferred financing costs	(1,783)	(1,613)

PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$245,717	$178,387

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of September 30, 2020 and December 31, 2019, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2020

7. Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Credit Facilities interest expense	$3,655	$5,542	$14,530	$12,404
Unused commitment fees	438	722	1,138	1,988
Administrative fees	—	—	100	50
Amortization of deferred financing costs	793	627	2,327	1,645

Total	$4,886	$6,891	$18,095	$16,087

Weighted average interest rate	2.44%	4.89%	3.09%	4.47%
Average outstanding balance	$585,000	$443,522	$617,858	$366,289

8. Repurchase Obligation

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (the “Macquarie Transaction”).

In accordance with ASC 860, Transfers and Servicing, these Macquarie Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by the Macquarie Transaction remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase Obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the Repurchase Obligation is reported on the Company’s Consolidated Statements of Operations within Other expenses.

As of September 30, 2020, the Company had an outstanding Repurchase Obligation of $23,257 associated with a repurchase agreement that was entered into on September 21, 2020. Such Repurchase Obligation was collateralized by the Company’s term loan to AGY Holdings Corp. Interest under this Repurchase Obligation is calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.00009722,” as stipulated in the repurchase agreement. As of September 30, 2020, the remaining contractual maturity of the repurchase agreement with AGY was between 31-90 days.

As of September 30, 2020, the Company’s Repurchase Obligation is categorized as Level 2 within fair value hierarchy.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2020

9. Income Taxes

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

As of September 30, 2020 and December 31, 2019, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of September 30, 2020	As of December 31, 2019
Cost of investments for federal income tax purposes	$1,394,527	$1,531,227
Unrealized appreciation	$16,181	$21,471
Unrealized depreciation	$(58,181)	$(10,322)
Net unrealized (depreciation) appreciation on investments	$(42,000)	$11,149

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2020

10. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2020 and 2019 is presented below.

	For the Nine Months Ended September 30,
	2020(1)	2019(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.36	$100.23

Net Decrease in Common Unitholder NAV from Prior Period	—	(0.05)

Income from Investment Operations:
Net investment income	5.92	1.50
Net realized and unrealized (loss) gain	(3.81)	0.69

Total from investment operations	2.11	2.19

Less Distributions:
From distributable earnings	(2.81)	(0.14)
From return of capital	(3.42)	—

Total distributions	(6.23)	(0.14)

Net Asset Value Per Unit (accrual base), End of Period	$95.24	$102.23

Unitholder Total Return(2)(3)	3.56%	6.90%

Unitholder IRR before incentive fees(4)	7.01%	11.41%

Unitholder IRR after all fees and expenses(4)	7.01%	9.13%

Ratios and Supplemental Data
Members’ Capital, end of period	$759,558	$630,663
Units outstanding, end of period	13,734,010	13,734,010

Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)(6)	3.99%	10.60%
Ratio of net expenses to average net assets(5)(6)	3.99%	10.60%
Ratio of financing cost to average net assets(3)	2.31%	3.52%
Ratio of net investment income to average net assets(5)(6)	13.90%	6.01%
Ratio of incentive fees to average net assets(5)	(2.08)%	2.85%
Credit facilities payable	583,217	492,000
Asset coverage ratio	2.30	2.28
Portfolio turnover rate(3)	28.20%	12.83%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of September 30, 2020 and 2019, respectively.
(2)

The Total Return for the nine months ended September 30, 2020 and 2019 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(3)	Not annualized.
(4)

The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 7.01%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 7.01%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.

(5)	Annualized.
(6)	Expenses for the nine months ended September 30, 2020 include the $12.1 million reversal of incentive fees.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2020

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

Investment Activity

As of September 30, 2020, our non-controlled/non-affiliated portfolio consisted of 60 debt investments and 10 equity investments. Based on fair values as of September 30, 2020, our non-controlled/non-affiliated portfolio was 99.5% invested in debt investments which were mostly senior secured, term loans. The remaining 0.5% represented our equity investments, which were comprised of common stock, preferred stock and warrants. As of September 30, 2020, a debt investment in one portfolio company was on non-accrual status, representing 0.9% and 2.2% of our portfolio’s fair value and cost, respectively.

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

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as September 30, 2020:

Industry	Percent of Total Investments
Aerospace & Defense	14%
Chemicals	7%
Media	7%
Energy Equipment and Services	7%
Textiles, Apparel & Luxury Goods	7%
Health Care Providers & Services	6%
Beverages	6%
Software	5%
Information Technology Services	5%
Personal Products	5%
Household Durables	4%
Metals & Mining	4%
Household Products	3%
Health Care Technology	2%
Food Products	2%
Multiline Retail	2%
Construction Materials	2%
Auto Components	2%
Electronic Equipment, Instrument & Components	2%
Commercial Services and Supplies	2%
Hotels, Restaurants & Leisure	2%
Construction and Engineering	2%
Air Freight & Logistics	1%
Internet & Direct Marketing Retail	1%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $34.8 million and $25.0 million for the three months ended September 30, 2020 and 2019, respectively. Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $104.5 million and $56.8 million for the nine months ended September 30, 2020 and 2019, respectively.

During the three months ended September 30, 2020 and 2019, we earned $0 and $27 thousand in other fee income from our non-controlled/non-affiliated investments. During the nine months ended September 30, 2020 and 2019, we earned $0.2 million and $0.1 million, respectively, in other fee income from our non-controlled/non-affiliated investments.

Results of Operations

Our operating results for the three and nine months ended September 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Total investment income	$34,814	$25,052	$104,695	$56,864
Total expenses	10,580	16,540	23,344	36,293

Net investment income	24,234	8,512	81,351	20,571

Net realized gain on non-controlled/non-affiliated investments	-	302	1,943	751
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	21,505	4,478	(54,331)	8,802

Net increase in Members’ Capital from operations	$45,739	$13,292	$28,963	$30,124

Total investment income

Total investment income for the three months ended September 30, 2020 and 2019 was $34.8 million and $25.1 million, respectively, and included $0 and $27 thousand, respectively of other fee income from our non-controlled/non-affiliated investments. The increase in our total investment income during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to the increase in our portfolio of debt investments, which increased to 60 debt investments as of September 30, 2020, compared to 34 as of September 30, 2019.

Total investment income for the nine months ended September 30, 2020 and 2019 was $104.7 million and $56.9 million, respectively, and included $0.2 million and $0.1 million, respectively, of other fee income from our non-controlled/non-affiliated investments. Similar to the three months ended September 30, 2020, the increase in our total investment income during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the increase in our portfolio of debt investments.

Net investment income

Net investment income for the three months ended September 30, 2020 and 2019 was $24.2 million and $8.5 million, respectively. The increase in our net investment income during the three months ended September 30, 2020 compared to our net investment income during the three months ended September 30, 2019 is due to higher total investment income primarily attributable to the larger size of our investment portfolio during the current quarter, coupled with lower total expenses due to the lack of incentive fees expense during the current quarter, resulting from our internal rate of return (“IRR”) falling below the hurdle rate stipulated in our Advisory Agreement.

Net investment income for the nine months ended September 30, 2020 and 2019 was $81.4 million and $20.6 million, respectively. The increase in our net investment income during the nine months ended September 30, 2020 compared to our net investment income during the nine months ended September 30, 2019 is due to higher total investment income primarily attributable to the larger size of our investment portfolio during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Further, total expenses decreased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 largely due to a $12.1 million reversal of incentive fees previously accrued during prior periods. This reversal of incentive fees took place during the first quarter of fiscal year 2020 as a result of our IRR falling below the hurdle rate stipulated in our Advisory Agreement. Our IRR has been below the hurdle rate since the first quarter of fiscal year 2020 due to the negative net change in unrealized appreciation/depreciation on our non-controlled/non-affiliated investments, which partially resulted from the negative impact of COVID-19 on our portfolio companies.

Operating expenses for the three and nine months ended September 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Expenses
Interest and credit facilities expenses	$4,886	$6,891	$18,095	$16,087
Management fees	4,948	3,853	14,858	8,494
Professional fees	225	185	1,014	871
Administrative fees	337	290	1,048	709
Directors’ fees	97	94	293	284
Incentive fees	-	5,232	(12,148)	9,757
Other expenses	87	(5)	184	91

Total expenses	$10,580	$16,540	$23,344	$36,293

Our total expenses were $10.6 million and $16.5 million for the three months ended September 30, 2020 and 2019, respectively. Our total expenses included management fees attributed to the Adviser of $4.9 million and $3.9 million; and incentive fees attributed to the Adviser of $0 and $5.2 million, for the three months ended September 30, 2020 and 2019, respectively. The decrease in total expenses during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to the lack of incentive fees expense during the current quarter, resulting from our IRR falling below the hurdle rate stipulated in our Advisory Agreement.

Our total expenses were $23.3 million and $36.3 million for the nine months ended September 30, 2020 and 2019, respectively. Our expenses included management fees attributed to the Adviser of $14.9 million and $8.5 million; and incentive fees attributed to the Adviser of ($12.1) million and $9.8 million, for the nine months ended September 30, 2020 and 2019, respectively. The decrease in total operating expenses during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the reversal of previously accrued incentive fees which took place during the first quarter of fiscal year 2020, in conjunction with the decrease in our IRR. Since March 31, 2020, our IRR has fallen below the hurdle rate specified in our Advisory Agreement. The reversal of incentive fees was partially offset by higher interest and credit facilities expenses resulting from a higher average debt outstanding balance during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Lastly, management fees attributed to our Adviser also increased, consistent with the overall increase in the size of our investment portfolio.

Net realized gain on non-controlled/non-affiliated investments

Our net realized gain on non-controlled/non-affiliated investments for the three months ended September 30, 2020 and 2019 was $0 and $0.3 million, respectively.

Our net realized gain during the three months ended September 30, 2019 was primarily attributable to our partial disposition of our term loan to Heligear Acquisition Co.

Our net realized gain on non-controlled/non-affiliated investments for the nine months ended September 30, 2020 and 2019 was $1.9 million and $0.8 million, respectively. Our net realized gain during the nine months ended September 30, 2020 was primarily attributable to our partial or full dispositions of the following investments (dollar amounts in thousands):

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

Our net realized gain during the nine months ended September 30, 2019 was primarily attributable to our partial disposition of our term loans to SMTC Corporation and Heligear Acquisition Co.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended September 30, 2020 and 2019 was $21.5 million and $4.5 million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended September 30, 2020 was due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
Slogic Holdings Corp.	Term Loan	$5,337
Innerworkings, Inc.	Term Loan	2,304
Westrock Coffee Company, LLC	Term Loan	2,958
Keeco Holdings, LLC	Term Loan	1,887
Voyant Beauty Holdings, Inc.	Term Loan	1,843
Verdesian Life Sciences, LLC	Term Loan	1,585
Greenfield World Trade, Inc.	Term Loan	1,450
Heligear Acquisition Co.	Term Loan	1,407
Mondee Holdings, LLC	Term Loan	1,356
Akumin, Inc.	Term Loan	1,210
Need It Now Delivers, LLC	Term Loans	1,166
Centric Brands Inc.	Term Loan	1,155
Torrid LLC	Term Loan	1,115
Winsight, LLC	Term Loan	(2,056)
PSS Industrial Group Corp.	Term Loan	(2,291)
All others	Various	1,079

Net change in unrealized appreciation/depreciation		$21,505

Our net change in unrealized appreciation/depreciation during the three months ended September 30, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19, in addition to other business conditions unique to our respective issuers. However, credit spreads have continued to tighten during the current quarter quarter and in addition, some of our portfolio companies have begun to see performance improvements which, together, elevated valuations during the quarter.

Our net change in unrealized appreciation/depreciation for the three months ended September 30, 2019 was largely due to our term loans to Innerworkings, Inc., Heligear Acquisition Co., Columbia Helicopters, Inc., and SMTC Corporation, which collectively recognized $8.0 million in unrealized appreciation during the period. These were partially offset by our term loans to SLogic Holding Corp., Unitek Acquisition, Inc., and Production Resource Group, LLC, which collectively recorded $3.7 million in unrealized depreciation during the period.

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the nine months ended September 30, 2020 and 2019 was ($54.3) million and $8.8 million, respectively. Our net change in unrealized appreciation/depreciation for the nine months ended September 30, 2020 was due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
Production Resource Group, LLC	Term Loan	$(14,378)
Mondee Holdings, LLC	Term Loan	(10,184)
PSS Industrial Group Corp.	Term Loan	(4,803)
Slogic Holdings Corp.	Term Loan	(5,187)
Winsight, LLC	Term Loan	(4,105)
UniTek Acquisition, Inc.	Term Loans	(3,875)
Centric Brands Inc.	Term Loan	(3,663)

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
United Poly Systems Holding, Inc.	Term Loan	(2,078)
Greenfield World Trade, Inc.	Term Loan	(2,952)
Shipston Group U.S. Inc.	Term Loans	(1,352)
FM Restaurants Holdco, LLC	Term Loan	(1,184)
Westrock Coffee Company, LLC	Term Loan	1,666
Voyant Beauty Holdings, Inc.	Term Loan	1,843
All others	Various	(4,079)

Net change in unrealized appreciation/depreciation		$(54,331)

Our net change in unrealized appreciation/depreciation during the nine months ended September 30, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19, in addition to other business conditions unique to our respective issuers.

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

Net increase in Members’ Capital from operations

Our net increase in members’ capital from operations during the three months ended September 30, 2020 and 2019 was $45.7 million and $13.3 million, respectively. The relative increase in members’ capital from operations during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to higher net investment income during the quarter, coupled with higher net appreciation in our net change in unrealized appreciation/depreciation on our non-controlled/non-affiliated investments.

Our net increase in members’ capital from operations during the nine months ended September 30, 2020 and 2019 was $29.0 million and $30.1 million, respectively. The relative decrease in members’ capital from operations during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due higher net depreciation on our net change in unrealized appreciation/depreciation on our non-controlled/non-affiliated investments, partially offset by higher net investment income during the period.

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

As of September 30, 2020, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

September 30, 2020
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

The Natixis Maximum Commitment may be periodically increased in amounts designated by us, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement is May 10, 2021, unless such date is extended at our option, no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%. As of December 31, 2019, the Natixis Maximum Commitment was $400.0 million. The Natixis Maximum Commitment was reduced to $340,000 on April 21, 2020 and was further reduced to $280,000 on July 1, 2020.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of September 30, 2020 we were in compliance with such covenants.

As of September 30, 2020, the Natixis Borrowing Base assets were greater than the Natixis Maximum Commitment. As of December 31, 2019, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of September 30, 2020 and December 31, 2019 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2020	$280,000	$172,000	$108,000
As of December 31, 2019	$400,000	$252,000	$30,866

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2020, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of September 30, 2020, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. As of December 31, 2019, the PNC Borrowing Base assets were greater than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of September 30, 2020 and December 31, 2019 is as follows (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2020	$825,000	$413,000	$231,661
As of December 31, 2019	$600,000	$505,000	$95,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the PNC Credit Facility as of September 30, 2020 and December 31, 2019 consisted of $165.5 million and $325.0 million, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $247.5 million and $180.0 million, respectively, of PNC Term Loan.

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

We recorded most of the costs associated with the Revolving Credit Facilities as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of September 30, 2020 and December 31, 2019, $5.0 million and $5.6 million, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities. As of September 30, 2020 and December 31, 2019, $1.8 million and $1.6 million, respectively, of such deferred financing costs have yet to be amortized.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2020 and 2019 was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Credit Facilities interest expense	$3,655	$5,542	$14,530	$12,404
Unused commitment fees	438	722	1,138	1,988
Administrative fees	—	—	100	50
Amortization of deferred financing costs	793	627	2,327	1,645

Total	$4,886	$6,891	$18,095	$16,087

Weighted average interest rate	2.44%	4.89%	3.09%	4.47%
Average outstanding balance	$585,000	$443,522	$617,858	$366,289

In order to finance certain investment transactions, we may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby we sell to Macquarie an investment that we hold and concurrently enter into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (the “Macquarie Transaction”). These Macquarie Transactions are accounted for a secured borrowings. Accordingly, the investment financed by the Macquarie Transaction remains on our Consolidated Statements of Assets and Liabilities as an asset, and we record a liability to reflect our repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase obligation is secured by the respective investment that is the subject of the repurchase agreement.

As of September 30, 2020, we had an outstanding Repurchase Obligation of $23.3 million associated with a repurchase agreement that was entered into on September 21, 2020. Such Repurchase Obligation was collateralized by our term loan to AGY Holdings Corp. Interest under this Repurchase Obligation is calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.00009722,” as stipulated in the repurchase agreement.

We settled the Repurchase Obligation with respect to the Company’s term loan to AGY Holdings Corp. on October 16, 2020 and incurred interest expense of $57.

We had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	Maturity/ Expiration	September 30, 2020		December 31, 2019
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2022	$12,921	$—	$—	$—
Altern Marketing LLC	September 2024	1,815	—	—	—
AMCP Staffing Intermediate Holdings III, LLC	September 2025	—	—	2,767	28
Caiman Merger Sub LLC	November 2024	1,031	—	1,031	8
Cassavant Holdings, LLC	January 2025	392	11	—	—
Cassavant Holdings, LLC	June 2021	1,960	55	—	—
Centric Brands Inc.	May 2021	2,312	—	—	—
DBM Global, Inc.	October 2020	7,805	—	—	—
Dura-Supreme Holdings, Inc.	October 2024	—	—	1,514	6
Encompass Digital Media, Inc.	September 2023	1,372	54	794	18
FM Restaurants Holdco, LLC	November 2024	—	—	1,062	6
FM Restaurants Holdco, LLC	November 2024	2,414	126	4,827	29
GEON Performance Solutions, LLC	October 2024	2,351	26	3,133	19
Gold Star Foods Inc.	April 2020	—	—	2,754	8
Gold Star Foods Inc.	October 2024	—	—	4,589	14
Help at Home, LLC	August 2022	9,784	—	—	—
Hometown Food Company	August 2023	4,313	—	5,881	82
KBP Investments LLC	May 2023	15,000	—	—	—
Mondee Holdings LLC	December 2024	8,613	—	8,613	146
Need It Now Delivers, LLC	December 2020	4,496	174	6,025	24
Powerhouse Intermediate, LLC	October 2024	—	—	2,423	10
Production Resource Group, LLC	July 2026	131	—	—	—
United Poly Systems Holding, Inc.	June 2024	6,505	650	6,506	215
WDE TorcSill Holdings LLC	October 2024	4,564	59	7,302	73
Wellbore Integrity Solutions	December 2020	953	27	953	4
Winsight, LLC	November 2023	—	—	13,887	83
Winsight, LLC	November 2021	—	—	2,217	13

Total		$88,732	$1,182	$76,278	$786

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2020, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of September 30, 2020, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 100.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2020 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$24,794	$17,794	$7,000
Up 200 basis points	10,784	11,863	(1,079)
Up 100 basis points	905	5,931	(5,026)
Down 100 basis points	(22)	(1,238)	1,216
Down 200 basis points	(22)	(1,238)	1,216
Down 300 basis points	(22)	(1,238)	1,216

ITEM 4.	CONTROLS AND PROCEDURES

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

TCW DIRECT LENDING VII LLC
Date: November 9, 2020	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 9, 2020	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer