Form 10-K
period 2020-12-31
TCW Direct Lending VII LLC
filed 2021-03-22
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☒

As of December 31, 2020, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 22, 2021 was 13,734,010.

Documents Incorporated by Reference

TCW Direct Lending VII LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2020, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

TCW DIRECT LENDING VII LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our and their respective objectives as a result of the current COVID-19 pandemic;

•

an economic downturn, including as a result of the current COVID-19 pandemic, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit, including as a result of the current COVID-19 pandemic, could impair our lending and investment activities;

•	interest rate volatility could affect our results, particularly in light of our use of leverage as part of our investment strategy;

•	our future operating results;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their financial and other business objectives and the impact of the COVID-19 pandemic thereon;

•	competition with other entities and our affiliates for investment opportunities;

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

•

the social, geopolitical, financial, trade and legal implications of the trade and cooperation agreement arising from Brexit, as well as future agreements between the United Kingdom and various countries in the European Union;

•	pandemics or other serious public health events, such as the ongoing global outbreak of COVID-19;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities and Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•

the ability of The TCW Group, Inc. and its subsidiaries to attract and retain highly talented professionals that can provide services to the Adviser in its capacity as our investment adviser and administrator;

•

our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and the related tax implications;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

ii

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

iii

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

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the direct lending team of the Adviser (the “Direct Lending Team”), a group of investment professionals that uses the same investment strategy employed by the Direct Lending Team over the past 20 years.

During 2018, we formed two Delaware limited liability companies which each have a single member interest owned by us. During 2020, we formed one additional Delaware limited liability company which has a single member interest owned by us. We may make investments through additional wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the 1940 Act. These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. Our board of directors has oversight responsibility for our investment activities, including our investment in any subsidiary, and our role as sole shareholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as the Company. We would “look through” any such subsidiary to determine compliance with our investment policies.

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

The Adviser is a Delaware limited liability company registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $248 billion of assets as of December 31, 2020. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with its four predecessor funds, TCW Direct Lending LLC and the Company, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

Our assets are managed by the Adviser’s Direct Lending Team. The Direct Lending Team joined the TCW Group in December 2012. The Direct Lending Team was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Direct Lending Team launched the Company as its seventh Direct Lending Fund. The Direct Lending Team is led by Richard Miller and currently includes a dedicated group of investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings. We employ the investment approach and strategy the Direct Lending Team developed and implemented over the past 20 years of investing in the middle market. The investment approach of the Direct Lending Team is primarily to originate and invest in loans to middle market companies and generally focuses on the following:

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

The Investment Committee is composed of six members of the Direct Lending Team - Richard T. Miller, Suzanne Grosso, James S. Bold, Mark Gertzof, Ryan Carroll, and David Wang. Four members of the Investment Committee, Mr. Miller, Ms. Grosso, Mr. Bold, and Mr. Gertzof, are referred to as “Key Persons” of the Company.

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

Investment Management and Advisory Agreement

On December 29, 2017, the Company entered into the Advisory Agreement with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless terminated earlier, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, we will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.” The Advisory Agreement was most recently reapproved by our board of directors on August 10, 2020.

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

As of December 31, 2020, we have sold 13,734,010 Units for an aggregate offering price of $1.4 billion.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The Adviser has obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and other funds advised by the Adviser or certain affiliates of the Adviser (referred to herein as “potential co-investment funds”) to engage in certain co-investment transactions. Under the exemptive relief, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us and such potential co-investment funds based on available capital, which generally will be determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations. Prior to August 2020, the Advisor calculated “available capital” based primarily on uncalled capital commitments and then-available borrowings for each fund or account. However, with a view toward more equitable and stable allocations going forward, the Advisor, as of August 2020, adjusted its policy to calculate “available capital” primarily on anticipated fund or account size (including total investor commitments and reasonably expected leverage). In situations where we cannot co-invest with other investment funds managed by the Adviser or an affiliate of the Adviser due to the restrictions contained in the 1940 Act that are not addressed by the exemptive relief or SEC guidance, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us and such other investment funds on an alternating basis. There can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.

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

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either stockholder approval or approval of the “required majority”, as such term is defined in Section 57(o) of the Investment Company Act), certain disclosure requirements and, in the case of a BDC that is not an issuer of common equity securities that are listed on a national securities exchange, such as the Company, the requirement that the BDC must extend to each person that is a stockholder as of the date of an approval described above the opportunity (which may include a tender offer) to sell the securities held by that stockholder as of that applicable approval date, with 25% of those securities to be repurchased in each of the four calendar quarters following the calendar quarter in which that applicable approval date takes place. We have not sought or obtained Unitholders’ approval, and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a) of the 1940 Act. As of December 31, 2020, our asset coverage for borrowed amounts was 242.0%.

Code of Ethics

We and the Adviser have each adopted a code of ethics of the Adviser (the “Code of Ethics”) pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, which establish procedures for personal investments and restricts certain transactions. The Code of Ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. You may obtain copies of the Code of Ethics by written request addressed to the following: Gladys Xiques, Chief Compliance Officer, 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017.

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

RISKS RELATED TO OUR BUSINESS

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

In addition, the United States capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity may have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions may also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations and limit our ability to grow and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

Disruption and Instability in Capital Markets. The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, uncertainty related to the global outbreak of COVID-19, the partial U.S. government shutdown in December 2018 and January 2019, U.S. trade policies and the referendum by British voters to exit the European Union (“Brexit”) in June 2016 and the United Kingdom’s subsequent invocation of Article 50 of the Treaty on the European Union in March 2017 and subsequent withdrawal have led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

Effective from December 31, 2020, the United Kingdom left the Council of the European Union and also ceased to be subject to international trade agreements to which the European Union is a party. As a result, and subject to the terms of a trade and cooperation agreement entered into on December 24, 2020, which sets out the terms of the United Kingdom’s future relationship with the European Union, the rules of the European Union relating to free movement of persons, goods, services and capital between the United Kingdom and the European Union end, and the European Union and the United Kingdom formed two separate markets and two distinct regulatory and legal spaces. The trade agreement offers United Kingdom and European Union businesses preferential access to each other’s markets ensuring imported goods will be free of tariffs and quotas. However, economic relations between the United Kingdom and European Union will now be on more restricted terms than previously existed, and the trade agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face a more uncertain future. Talks on a separate memorandum of understanding regarding financial services are expected to begin by March 2021. At this time, the impact that the trade agreement and any future agreements, including the memorandum of understanding, will have on business interests in the European Union and the United Kingdom cannot be predicted and, given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom will have on business interests. As a result of the original referendum and other geopolitical developments leading to Brexit, as well as the United Kingdom’s subsequent withdrawal, the financial markets experienced increased levels of volatility and it is likely that, in the near term, Brexit will continue to bring about higher levels of uncertainty and volatility.

Historical Performance. The investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques it previously employed in identifying and managing past investments. Accordingly, there can be no assurance that the Adviser will replicate the historical performance of other investment funds with which it has been affiliated. As a result, our investment returns could be substantially lower than the returns achieved by such other investment funds.

Dependence on Key Personnel and Other Management. Unitholders have no right or power to participate in the management of the Company and may not receive detailed financial information regarding investments that is available to the Adviser. An investor in the Company must rely upon the ability of the Adviser (including the Direct Lending Team and other investment professionals of the Adviser) to identify, structure and implement investments consistent with our investment objectives and policies. Accordingly, our success is dependent on the Adviser’s ability to retain and motivate highly qualified professionals. The loss of services of Mr. Miller, Ms. Grosso, Mr. Gertzof and/or Mr. Bold during the Commitment Period could have an adverse effect on our business, financial condition or results of operations. Our future success also depends on the Adviser’s ability to identify, hire, train and retain other highly qualified and experienced investment and management professionals. Competition for such professionals is significant, and there can be no assurance that the Adviser will be able to attract or retain other highly qualified professionals in the future. The inability of the Adviser to attract and retain such professionals could have a material adverse effect upon our business, financial condition or results of operations.

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

In addition, as a regulated BDC under the 1940 Act we may, among other things, be prohibited from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The Adviser has obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and other funds advised by the Adviser or certain affiliates of the Adviser (referred to herein as “potential co-investment funds”) to engage in certain co-investment transactions. Under the exemptive relief, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us, Fund VII and any other potential co-investment funds based on available capital, which generally is determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations.

Prior to August 2020, the Advisor calculated “available capital” based primarily on uncalled capital commitments and then-available borrowings for each fund or account. However, with a view toward more equitable and stable allocations going forward, the Advisor, as of August 2020, adjusted its policy to calculate “available capital” primarily on anticipated fund or account size (including total investor commitments and reasonably expected leverage).

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

Pursuant to Section 61(a) of the 1940 Act, BDCs may reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either stockholder approval or approval of the “required majority,” as such term is defined in Section 57(o) of the Investment Company Act), certain disclosure requirements and, in the case of a BDC that is not an issuer of common equity securities that are listed on a national securities exchange, such as the Company, the requirement that the BDC must extend to each person that is a stockholder as of the date of an approval described above the opportunity (which may include a tender offer) to sell the securities held by that stockholder as of that applicable approval date, with 25% of those securities to be repurchased in each of the four calendar quarters following the calendar quarter in which that applicable approval date takes place. As a result, BDCs may be able to incur additional indebtedness in the future, and the risks associated with an investment in BDCs may increase.

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

RISKS RELATED TO OUR INVESTMENTS

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

The global outbreak of COVID-19 has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, which could have an adverse economic effect on the portfolio companies in which we make investments.

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

Changes to or Discontinuation of LIBOR. Our debt investments may be based on floating rates, such as LIBOR or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. The United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. Such announcements indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It appears highly likely that LIBOR will be discontinued or modified by 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities (the “Secured Overnight Financing Rate,” or “SOFR”). The future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR based securities, including our portfolio of LIBOR indexed, floating rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR based securities, including the value of the LIBOR indexed, floating rate debt securities in our portfolio, or the cost of our borrowings.

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

Competition for Investment Opportunities. There can be no assurance that there will be a sufficient number of suitable investment opportunities to enable us to invest all of the Commitments of the Unitholders in opportunities that satisfy our investment strategy or that such investment opportunities will lead to completed investments by us. The activity of identifying, structuring, completing, implementing and realizing attractive investment opportunities is highly competitive. We will compete for investment opportunities with many other industry participants, including other BDCs, public and private funds, individual and institutional investors, and financial institutions. Many such entities have substantially greater economic and personnel resources than the Company and/or better relationships with borrowers and others and/or the ability to accept more risk than we believe can be prudently managed. Accordingly, competition for investments may have the effect of reducing the number of suitable prospective investments available to us and increasing the bargaining power of borrowers, thereby reducing our investment returns. Furthermore, the availability of investment opportunities generally will be subject to market conditions. It is possible that our capital will not be fully utilized if sufficient attractive investments are not identified and consummated by the Adviser.

No Secondary Market for Securities. Our investments are generally heavily negotiated and, accordingly, do not have the liquidity of conventional securities and will not have readily available market prices. We value such investments at fair value as determined in good faith by our board of directors in accordance with our valuation policy. Because there is no single standard for determining fair value, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment. In addition, due to their illiquid nature, we may not be able to dispose of our investments in a timely manner, at a fair price and/or in the manner that was thought to be viable when the investment was initiated (due to economic, legal, political or other factors). There is no assurance that we will be able to dispose of an investment in a particular security. The inability to dispose of a security could result in losses incurred by us, including the loss of our entire investment in such security. The debt of highly leveraged companies or companies in default also may be less liquid than other debt. If we voluntarily or involuntarily sell those types of debt securities, we might not receive the full value we expect.

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

Portfolio Concentration. Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be diversified. See “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets” and “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.” Aside from the diversification requirements that we have to comply with as a RIC and other contractual investment limitations to which we are subject pursuant to the LLC Agreement, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers or industries, any adverse change in one or more of such issuers or industries could have a material adverse effect on our investments. To the extent the aggregate Commitments of the Unitholders turn out to be substantially less than the amounts targeted, our portfolio may be even more concentrated than it would otherwise be.

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

Interest Rate Risk. In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding fixed-rate debt securities generally fall, and they may sell at a discount from their face amount. We expect that our debt investments will generally have adjustable interest rates. For that reason, the Adviser expects that when interest rates change, the amount of interest we receive in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates.

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

•

Although a senior secured position under a senior loan provides some assurance that we would be able to recover some of our investment in the event of a borrower’s default, the collateral might be insufficient to cover the borrower’s debts. A bankruptcy court might find that the collateral securing the senior loan is invalid or require the borrower to use the collateral to pay other outstanding obligations. If the collateral consists of stock of the borrower or its subsidiaries, the stock may lose all of its value in the event of a bankruptcy, which would leave us exposed to greater potential loss.

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

Special Risks of Highly Leveraged or other Risky Portfolio Companies. We can invest up to 100% of our total assets in debt and equity securities of portfolio companies that are highly leveraged and whose debt securities would be considered well below investment grade. We may also invest in obligations of portfolio companies in connection with a restructuring under Chapter 11 of the U.S. Bankruptcy Code (i.e., a “DIP Financing”) if the obligations meet the credit standards of the Adviser. These debt obligations tend to offer higher yields than investment grade securities to compensate investors for the higher risk and are commonly referred to as “high risk securities” or, in the case of bonds, “junk bonds.” Lending to highly leveraged or other risky borrowers is highly speculative. These investments may expose us to financial market risks, interest rate risks and credit risks that are significantly greater than the risks associated with other securities in which we may invest. An economic downturn or a period of rising interest rates, for example, could cause a decline in the prices of such securities. The prices of securities structured as zero-coupon or payment-in-kind securities may be more volatile than securities that pay interest periodically and in cash. In the event of a default by a portfolio company, we would experience a reduction of our income and could expect a decline in the fair value of the defaulted securities and may incur significant additional expenses to seek recovery.

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

Risks of Investing in Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid only after the first out tranche is paid. We may participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans, and we may suffer losses on such loans if the borrower is unable to make required payments when due .

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

RISKS RELATED TO UNITHOLDERS

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

GENERAL RISK FACTORS

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

The COVID-19 pandemic has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Certain manufacturers have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the effect of the United Kingdom leaving the European Union (the “EU”), and market volatility and loss of investor confidence driven by political events. The decision made in the United Kingdom to leave the EU has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

The Chinese capital markets have also experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions and the potential trade war with China have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide, which could adversely affect our business, financial condition or results of operations. Additionally, these market and economic disruptions could cause interest rates to be volatile, which may negatively impact our ability to access the debt and capital markets on favorable terms.

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

Terrorist Action. There is a risk of terrorist attacks on the United States and elsewhere that could cause significant loss of life and property damage and disruptions in the global market. Economic and diplomatic sanctions may be in place or imposed on certain states and military action may be commenced. The impact of such events is unclear, but could have a material adverse effect on general economic conditions and market liquidity.

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

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth our consolidated selected financial data for the years ended December 31, 2020, 2019 and 2018; and the period from August 18, 2017 (“Inception”) to December 31, 2017. The selected consolidated income statement data for the years ended December 31, 2020, 2019 and 2018; and the balance sheet and other data as of December 31, 2020, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K and our SEC filings.

We commenced operations during the second quarter of fiscal 2018.

The selected financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K (dollar amounts in thousands except unit data):

	Year Ended December 31,
	2020	2019	2018
Statement of Operations Data
Income
Total investment income	$146,681	$87,748	$13,132
Expenses
Net expenses	48,350	52,390	8,409

Net investment income	98,151	35,358	4,723
Net realized (loss) gain on investments	(20,748)	758	1,239
Net change in unrealized appreciation/depreciation on investments	(7,601)	7,575	3,575

Net increase in Members’ Capital from operations	$69,802	$43,691	$9,537

Earnings per unit	$5.08	$3.17	$0.89

	Year Ended December 31,
	2020	2019	2018	2017
Balance Sheet Data
Cash and cash equivalents	$148,204	$220,074	$160,995	$1
Total investments	1,404,198	1,365,553	540,533	—
Total assets	1,563,111	1,597,602	706,892	1,613
Total debt	583,352	755,387	300,000	—
Total liabilities	732,714	781,372	305,488	1,612
Total Members’ Capital	830,397	816,230	401,404	1
Net asset value per unit, End of year/period	$93.84	$99.36	$100.23	$100.00
Other Data
Number of portfolio companies at year-end	42	42	16	—
Common Unitholder Total Return (1)	8.7%	9.0%	5.6%	—%
Weighted-average yield of debt and income producing securities (2)	9.1%	10.1%	10.1%	—%
Fair value of debt investments as a percentage of principal	97.3%	99.0%	98.5%	—%

(1)

Common Unitholder Total Return for the period ended December 31, 2020, 2019 and 2018 was calculated by taking the net investment income of the Company for the period divided by the weighted average contributions from the members during the period. The return is net of management fees and expenses.

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

During 2018, we formed two Delaware limited liability companies which each have a single member interest owned by us. On February 12, 2020, we formed TCW DLG Funding VII 2020-1 LLC, our third wholly-owned, single member Delaware limited liability company.

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

Investment Activity

As of December 31, 2020, our portfolio consisted of 60 debt investments and 11 equity investments. Based on fair values as of December 31, 2020, our portfolio was 98.7% invested in debt investments which were mostly senior secured, term loans. The remaining 1.3% represented our equity investments, which were comprised of common stock, preferred stock and warrants.

As of December 31, 2019, our portfolio consisted of 50 debt investments and four equity investments. Based on fair values as of December 31, 2019, our portfolio was 99.6% invested in debt investments which were mostly senior secured, term loans. The remaining 0.4% represented our equity investments, which were comprised of common stock and warrants.

We had no debt investments on non-accrual status as of December 31, 2020 and 2019.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as December 31, 2020:

Industry	Percent of Total Investments
Aerospace & Defense	19%
Chemicals	7%
Software	7%
Textiles, Apparel & Luxury Goods	6%
Energy Equipment and Services	6%
Beverages	6%
Information Technology Services	5%
Household Durables	5%
Personal Products	4%
Publishing	4%
Media	4%
Metals & Mining	3%
Household Products	3%
Construction Materials	3%
Health Care Technology	2%
Food Products	2%
Multiline Retail	2%
Auto Components	2%
Electronic Equipment, Instrument & Components	2%
Construction and Engineering	2%
Commercial Services and Supplies	2%
Hotels, Restaurants & Leisure	2%
Internet & Direct Marketing Retail	1%
Air Freight & Logistics	1%

Total	100%

Interest income including interest income paid-in-kind, was $146.3 million, $87.7 million and $13.1 million, for the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020 and 2019, we also earned $0.4 million and $0.1 million, respectively, in other fee income.

Results of Operations

Our operating results for the years ended December 31, 2020, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Total investment income	$146,681	$87,748	$13,132
Net expenses	48,530	52,390	8,409

Net investment income	98,151	35,358	4,723
Net realized (loss) gain on investments	(20,748)	758	1,239
Net change in unrealized appreciation/depreciation on investments	(7,601)	7,575	3,575

Net increase in Members’ Capital from operations	$69,802	$43,691	$9,537

Total investment income

Total investment income for the years ended December 31, 2020, 2019 and 2018 was $146.7 million, $87.7 million and $13.1 million, respectively, and included $0.4 million, $0.1 million and $0, respectively, of other fee income.

The increase in total investment income during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the increase in our portfolio of debt investments, which included to 60 debt investments as of December 31, 2020, compared to 50 as of December 31, 2019.

The increase in total investment income during the year ended December 31, 2019 compared to the year ended December 31, 2018 reflects our ramp up of operations since the quarter ended June 30, 2018, which is when we commenced operations. Our portfolio of investments increased to 54 total debt and equity investments from 21, during the years ended December 31, 2019 and 2018, respectively. More specifically, our portfolio of debt investments increased to 50 as of December 31, 2019, compared to 20 as of December 31, 2018.

Net investment income

Net investment income for the years ended December 31, 2020, 2019 and 2018 was $98.2 million, $35.4 million and $4.7 million, respectively.

The increase in our net investment income during the year ended December 31, 2020 compared to our net investment income during the year ended December 31, 2019 is due to higher total investment income primarily attributable to the larger size of our investment portfolio during the year ended December 31, 2020 compared to the year ended December 31, 2019. Further, total expenses decreased during the year ended December 31, 2020 compared to the year ended December 31, 2019 largely due to a net $9.0 million reduction in incentive fees. This net reduction was due to a $12.1 million reversal of previously accrued incentive fees during the first quarter of fiscal year 2020 as a result of our internal rate of return (“IRR”) falling below the hurdle rate stipulated in our Advisory Agreement. During the fourth quarter of fiscal year 2020, our IRR exceeded the hurdle rate and accordingly, we recorded accrued incentive fees in the amount of $15.3 million, resulting in a net incentive fee expense of $3.1 million during the year ended December 31, 2020, versus $12.1 million of incentive fees during the year ended December 31, 2019.

The increase in our net investment income during the year ended December 31, 2019 compared to our net investment income during the year ended December 31, 2018 is primarily attributable to the increase in the size of our portfolio.

Expenses for the years ended December 31, 2020, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Expenses
Interest and credit facilities expenses	$22,734	$24,059	$3,582
Management fees	19,813	13,330	2,356
Incentive fees	3,130	12,148	—
Administrative fees	1,404	1,049	467
Professional fees	1,261	1,241	726
Directors’ fees	391	394	381
Organization costs	—	—	366
Other expenses	820	169	79

Total expenses	$49,553	$52,390	$7,957
Expenses (reimbursed) recaptured by the Adviser	(1,023)	—	452

Net expenses	$48,530	$52,390	$8,409

Our total expenses were $49.6 million, $52.4 million and $8.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our total expenses included management fees attributed to the Adviser of $19.8 million, $13.3 million and $2.4 million; and incentive fees attributed to the advisor of $3.1million, $12.1 million and $0, in the years ended December 31, 2019 and 2018, respectively.

As previously described, the decrease in total expenses during the year ended December 31, 2020 compared to the year ended December 31, 2019 was largely due to a net $9.0 million reduction in incentive fees. This was a result of a $12.1 million reversal of previously accrued incentive fees during the first quarter of fiscal year 2020 due to our IRR falling below the hurdle rate stipulated in our Advisory Agreement. During the fourth quarter of fiscal year 2020, our IRR exceeded the hurdle rate and accordingly, we recorded accrued incentive fees in the amount of $15.3 million, resulting a net incentive fee expense of $3.1 million during the year ended December 31, 2020, compared to $12.1 million of incentive fees during the year ended December 31, 2019.    This decrease in incentive fees was partially offset by an increase in management fees attributed to the Adviser during the year ended December 31, 2020 compared to the year ended December 31, 2019, consistent with the overall increase in the size of our investment portfolio.

The increase in our total expenses during the year ended December 31, 2019 compared to the year ended December 31, 2018 reflects our ramp up of operations since the quarter ended June 30, 2018, which is when we commenced operations.

Net expenses include an expense (reimbursement) recapture of ($1.0) million, $0 and $0.5 million, for the years ended December 31, 2020, 2019 and 2018, respectively. The expense reimbursement during the year ended December 31, 2020 reflects Company Expenses (as defined in our Administration Agreement) that we incurred in excess of our annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, we will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually).

The expense recapture during the year ended December 31, 2018 is primarily due to organizational and offering costs which were previously reimbursed by the Adviser.

Net realized (loss) gain on investments

Our net realized (loss) gain on investments for years ended December 31, 2020, 2019 and 2018 was ($20.7) million, $0.8 million and $1.2 million, respectively.

Our net realized loss during the year ended December 31, 2020 was primarily attributable to our restructuring of our term loans to Production Resource Group, LLC and Centric Brands, Inc., which resulted in a realized loss of $20.0 million and $3.5 million, respectively. These were partially offset by our $1.0 million of realized gain from our revolver to UniTek Acquisition, Inc.

Our net realized gain during the year ended December 31, 2019 was primarily due to our term loans to SMTC Corporation and Heligear Acquisition Co., for which we recognized $0.4 million and $0.3 million in realized gains, respectively, during the year.

Our net realized gain on investments for the year ended December 31, 2018 was primarily due to our term loans to VPI Aware Topco, LLC and Shipston Group U.S Inc. for which recognized realized gains of $0.7 million and $0.2 million, respectively.

Net change in unrealized appreciation/depreciation on investments

Our net change in unrealized appreciation/depreciation on investments for years ended December 31, 2020, 2019 and 2018 was ($7.6) million, $7.6 million and $3.6 million, respectively.

Our net change in unrealized appreciation/depreciation during the year ended December 31, 2020 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/Depreciation
Mondee Holdings, LLC	Term Loan	$(11,354)
Innerworkings, Inc.	Term Loan	(2,728)
PSS Industrial Group Corp.	Term Loan	(3,586)
Winsight, LLC	Term Loan	(3,328)
WDE TorcSill Holdings LLC	Term Loan	(1,094)
Innerworkings, Inc.	Warrants	(1,018)
Shelterlogic Group Holdings, Inc.	Common Stock	9,578
Production Resource Group, LLC	Term Loan	2,814
Voyant Beauty Holdings, Inc.	Term Loan	2,585
All others	Various	530

Net change in unrealized appreciation/depreciation		$(7,601)

Our net change in unrealized appreciation/depreciation during the year ended December 31, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19, in addition to other business conditions unique to our respective issuers.

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

Our net change in unrealized appreciation/depreciation on investments during the year ended December 31, 2018, was primarily due to our term loans to VPI Aware Topco, LLC, Winsight, LLC and Navistar Defense, LLC for which we collectively recognized $2.4 million in unrealized appreciation during the year.

Net increase in Members’ Capital from operations

Our net increase in members’ capital from operations during the years ended December 31, 2020, 2019 and 2018 was $69.8 million, $43.7 million and $9.5 million, respectively.

The relative increase in members’ capital from operations during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due higher net investment income during the year ended December 31, 2020, partially offset by higher net realized and unrealized loss on investments during the period.

The relative increase in increase in members’ capital from operations during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the increase in net investment income resulting from the significant increase in the size of our portfolio during the year compared to prior year, during which our operations did not commence until the second quarter.

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

As of December 31, 2020, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

December 31, 2020
Commitments	$1,373,401
Undrawn commitments	$458,401
Percentage of commitments funded	66.6%
Units	13,734,010

On May 10, 2018, we entered into a Revolving Credit Agreement (the “Natixis Credit Agreement”) among the Company, as borrower, and Natixis, New York Branch (“Natixis”), as administrative agent and the committed lenders, conduit lenders and funding agents. The Natixis Credit Agreement provided for a revolving credit line (the “Natixis Revolving Credit Facility”) of up to $150.0 million (the “Natixis Maximum Commitment”), subject to the lesser of the “Natixis Borrowing Base” assets or the Natixis Maximum Commitment. The Natixis Borrowing Base assets equal the sum of a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “Natixis Available Commitment”). The Natixis Revolving Credit Facility is generally secured by the Natixis Borrowing Base assets.

The Natixis Maximum Commitment may be periodically increased in amounts designated by us, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement is May 10, 2021, unless such date is extended at our option, no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%. As of December 31, 2019, the Natixis Maximum Commitment was $400.0 million. The Natixis Maximum Commitment was reduced to $340.0 million on April 21, 2020 and was further reduced to $280.0 million on July 1, 2020.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of December 31, 2020 we were in compliance with such covenants.

As of December 31, 2020 and 2019, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of December 31, 2020 and 2019 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2020	$280,000	$172,000	$85,230
As of December 31, 2019	$400,000	$252,000	$30,866

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

On March 17, 2020, the Borrower further amended and restated the Amended PNC Credit Agreement (as further amended the “Second Amended PNC Credit Agreement”). The Second Amended PNC Credit Agreement, among other things, increased the total commitments under the PNC Credit Facility from $600.0 million to $795.0 million (the “Second Amended PNC Maximum Commitment”). The Second Amended PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900.0 million, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) revolving loans under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 29, 2022 and (ii) term loans under the PNC Credit Facility during the period commencing January 29, 2019 and ended on March 17, 2020, unless, there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum. On June 19, 2020, the Second Amended PNC Maximum Commitment was increased from $795.0 million to $825.0 million.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2020, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of December 31 2020, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. As of December 31, 2019, the PNC Borrowing Base assets were greater than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of December 31, 2020 and 2019 is as follows (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2020	$825,000	$413,000	$334,734
As of December 31, 2019	$600,000	$505,000	$95,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the PNC Credit Facility as of December 31, 2020 and 2019 consisted of $165.5 million and $325.0 million, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $247.5 million and $180.0 million, respectively, of PNC Term Loan.

We incurred financing costs of $3.4 million and $4.4 million, in connection with the Natixis Credit Agreement and the PNC Credit Agreement, respectively. In addition, we incurred an additional $2.1 million and $1.5 million in financing costs in connection with the Amended and Second Amended PNC Credit Agreement, respectively. Lastly, we incurred $0.3 million in financing costs associated with the June 19, 2020 upsize of the PNC Credit Facility.

We recorded most of the costs associated with the Revolving Credit Facilities as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of December 31, 2020 and 2019, $4.3 million and $5.6 million, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities. As of December 31, 2020 and 2019, $1.6 million and $1.6 million, respectively, of such deferred financing costs have yet to be amortized.

The summary information regarding the Credit Facilities for the years ended December 31, 2020, 2019 and 2018 was as follows (dollar amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Credit Facilities interest expense	$17,943	$19,323	$2,821
Unused fees	1,575	2,372	201
Administrative fees	100	50	50
Amortization of deferred financing costs	3,116	2,314	510

Total	$22,734	$24,059	$3,582

Weighted average interest rate	2.90%	4.57%	2.52%
Average outstanding balance	$609,598	$416,797	$111,456

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

We had no outstanding Repurchase Obligations as of December 31, 2020 and 2019.

We had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2020 and 2019 (dollar amounts in thousands):

		December 31, 2020		December 31, 2019
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2022	$10,854	$—	$—	$—
Altern Marketing LLC	October 2024	2,473	—	—	—
AMCP Staffing Intermediate Holdings III, LLC	September 2025	—	—	2,767	28
Bendon Inc.	December 2025	8,254	149	—	—
Caiman Merger Sub LLC	November 2024	1,031	—	1,031	8
Centric Brands Inc.	October 2024	2,922	—	—	—
Dura-Supreme Holdings, Inc.	October 2024	—	—	1,514	6
Encompass Digital Media, Inc.	September 2023	1,661	28	794	18
FM Restaurants Holdco, LLC	November 2024	—	—	1,062	6
FM Restaurants Holdco, LLC	November 2024	—	—	4,827	29
GEON Performance Solutions, LLC	October 2024	2,350	—	3,133	19
Gold Star Foods Inc.	April 2020	—	—	2,754	8
Gold Star Foods Inc.	October 2024	—	—	4,589	14
Hometown Food Company	August 2023	5,097	—	5,881	82
KBP Investments LLC	September 2022	15,000	—	—	—
Mondee Holdings LLC	December 2024	8,613	—	8,613	146
Need It Now Delivers, LLC	December 2020	—	—	6,025	24
Powerhouse Intermediate, LLC	October 2024	—	—	2,423	10
Production Resource Group, LLC	October 2021	1,443	—	—	—
Quicken Parent Corp.	April 2023	948	7	—	—
Spaceco Holdings LLC	December 2025	9,364	122	—	—
United Poly Systems Holding, Inc.	June 2024	—	—	6,506	215
UniTek Acquisition, Inc.	August 2023	3,214	498	—	—
WDE TorcSill Holdings LLC	October 2024	4,564	141	7,302	73
Wellbore Integrity Solutions	December 2020	—	—	953	4
Winsight, LLC	November 2023	—	—	13,887	83
Winsight, LLC	November 2021	—	—	2,217	13

Total		$77,788	$945	$76,278	$786

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of December 31, 2020, 99.5% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of December 31, 2020, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 99.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2020 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$30,961	$17,794	$13,167
Up 200 basis points	15,279	11,863	3,416
Up 100 basis points	2,493	5,931	(3,438)
Down 100 basis points	(40)	(1,326)	1,286
Down 200 basis points	(12)	(1,326)	1,314

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020,

based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2020, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) List separately all financial statements filed

The consolidated financial statements included in this Annual Report on Form 10-K are listed on page F-1 and commence on page F-3.

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on September 1, 2017)

3.2	Limited Liability Company Agreement, dated June 29, 2017 (incorporated by reference to Exhibit 3.2 to a registration on Form 10 filed on September 1, 2017)

3.3	Amended and Restated Limited Liability Company Agreement, dated October 2, 2017 (incorporated by reference to Exhibit 3.3 to a registration on Form 10 filed on October 16, 2017)

3.4	Third Amended and Restated Limited Liability Company Agreement, dated as of September 10, 2018 (incorporated by reference to Exhibit 3.6 to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2018).

3.5	Fourth Amended and Restated Limited Liability Company Agreement, dated as of January 14, 2019 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 18, 2019).

4.1	Description of securities (incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K filed on March 17, 2020)

10.1	Investment Advisory and Management Agreement dated December 29, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2018).

10.2	Administration Agreement dated December 29, 2017, by and between TCW Direct Lending VII LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 3, 2018).

10.3	Amended and Restated Administration Agreement, dated as of September 25, 2018, between TCW Direct Lending VII LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 3.7 to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2018).

10.4	Revolving Credit Agreement, dated as of May 10, 2018, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 14, 2018).

10.5	Credit and Security Agreement, dated as of January 29, 2019, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 4, 2019).

10.6	First Amended and Restated Credit and Security Agreement, dated as of April 11, 2019, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 16, 2019).

10.7	Second Amended and Restated Credit and Security Agreement, dated as of March 17, 2020, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 20, 2020).

21.1*	Subsidiaries of TCW Direct Lending VII LLC

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

ITEM 16. Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VII LLC

Date: March 22, 2021	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2021	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 22, 2021	By:	/s/ Laird R. Landmann
Laird R. Landmann
Director

Date: March 22, 2021	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 22, 2021	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 22, 2021	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 22, 2021	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 22, 2021	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer
(Principal Financial and Accounting Officer)

TCW Direct Lending VII LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending VII LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending VII LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, and changes in members’ capital, and cash flows for each of the three years in the period then ended, the financial highlights for each of the three years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, and changes in members’ capital and cash flows for each of the three years in the period then ended, and the financial highlights for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities, each of which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value of equity instruments and a discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $1,401,557,109 as of December 31, 2020.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select appropriate valuation techniques and to use significant unobservable inputs to estimate the fair value of the investment. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs as determined by management. This required a high degree of auditor judgement and increased effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these models and internal assumptions and the weighting of the best available pricing inputs in determining the fair value of these investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•

We obtained an understanding of the methods, valuation models, and assumptions for the unobservable inputs used to derive the pricing information as part of the procedures to test the fair value estimates.

•

We inspected all investment transactions within 60 days prior and subsequent to year end, if any, and compared the transaction price to the valuation at year end to assess the reasonableness of the valuation at year end.

•

We utilized fair value specialists to assist in validating the appropriateness of the valuation techniques and valuation assumptions and to test the valuation by developing an independent expectation. We also assessed the reasonableness of the business assumptions used in the valuation. We developed independent estimates of the fair values and compared our estimates to management’s estimates.

•	We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs for those investments from the prior year-end.

Los Angeles, California

March 22, 2021

We have served as the Company’s auditor since 2017.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt(1)
Aerospace & Defense
	Cassavant Holdings, LLC	01/02/20	Revolver - 9.50% (LIBOR + 8.00%, 1.50% Floor)	0.2%	$1,567,896	01/02/25	$1,567,896	$1,484,797
	Cassavant Holdings, LLC	01/02/20	Term Loan - 9.50% (LIBOR + 8.00%, 1.50% Floor)	1.6%	14,150,260	01/02/25	13,959,277	13,400,297

				1.8%	15,718,156		15,527,173	14,885,094

	Columbia Helicopters, Inc.	08/20/19	Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	4.2%	34,711,398	08/20/24	34,197,313	35,058,512
	Heligear Acquisition Co.	07/30/19	Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	7.0%	57,878,827	07/30/24	57,033,777	58,168,221
	Navistar Defense, LLC	12/31/18	Term Loan B - 7.75% (LIBOR + 6.25%, 1.50% Floor)	2.1%	17,152,164	12/31/23	16,860,065	17,152,164
	Spaceco Holdings LLC	12/21/20	Revolver - 7.50% (LIBOR + 6.50%, 1.00% Floor)	0.4%	3,121,364	12/21/25	3,121,364	3,080,786
	Spaceco Holdings LLC	12/21/20	Term Loan - 7.50% (LIBOR + 6.50%, 1.00% Floor)	14.8%	124,854,545	12/21/25	122,107,745	123,231,436

				15.2%	127,975,909		125,229,109	126,312,222

	Sparton Corporation	03/04/19	First Lien Term Loan - 8.75% (LIBOR + 7.25%, 1.50% Floor)	1.6%	13,227,692	03/04/24	13,027,145	13,439,335

				31.9%	266,664,146		261,874,582	265,015,548

Air Freight & Logistics
	Need It Now Delivers, LLC	12/23/19	Delayed Draw Term Loan - 10.25% (LIBOR + 8.50%, 1.75% Floor)	0.2%	1,479,333	12/23/24	1,479,332	1,429,036
	Need It Now Delivers, LLC	12/23/19	Last Out Term Loan - 10.25% (LIBOR + 8.50% , 1.75% Floor)	1.6%	14,063,389	12/23/24	13,788,631	13,585,234

				1.8%	15,542,722		15,267,963	15,014,270

Auto Components
	Shipston Group U.S. Inc.	05/18/20	Term Loan C - 9.00% inc. PIK (LIBOR + 7.75%, 1.25% Floor, 2.00% PIK)	0.2%	1,746,375	09/28/23	1,746,375	1,706,208
	Shipston Group U.S. Inc.	09/28/18	Term Loan - 9.00% inc. PIK (LIBOR + 7.75%, 1.25% Floor, 2.00% PIK)	3.1%	26,302,661	09/28/23	26,073,224	25,697,700

				3.3%	28,049,036		27,819,599	27,403,908

Beverages
	Caiman Merger Sub LLC	11/01/19	Term Loan - 6.75% (LIBOR + 5.75%, 1.00% Floor)	1.7%	14,037,026	11/01/25	13,914,606	14,177,396
	Westrock Coffee Company, LLC	02/28/20	Term Loan - 8.75% inc. PIK (LIBOR + 7.25%, 1.50% Floor, 1.00% PIK)	7.9%	65,531,880	02/28/25	64,581,557	65,204,221

				9.6%	79,568,906		78,496,163	79,381,617

Chemicals
	AGY Holdings Corp.(2)	09/21/20	Opco Term Loan - 11.50% inc. PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	0.4%	3,391,067	09/21/25	3,391,067	3,391,067
	AGY Holdings Corp.(2)	09/21/20	PIK Holdco Term Loan - 11.50% inc. PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	2.8%	23,651,102	09/21/25	23,651,102	23,651,102

				3.2%	27,042,169		27,042,169	27,042,169

	GEON Performance Solutions, LLC	10/25/19	Term Loan - 7.88% (LIBOR + 6.25%, 1.63% Floor)	2.5%	20,163,740	10/25/24	20,097,289	20,365,377
	Verdesian Life Sciences, LLC	07/22/19	2019 Term Loan - 9.50% (LIBOR + 7.75%, 1.75% Floor)	6.2%	50,708,730	06/27/24	49,985,774	51,672,196

				11.9%	97,914,639		97,125,232	99,079,742

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Commercial Services & Supplies
	Clover Imaging Group, LLC	12/16/19	Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	1.3%	$10,774,250	12/16/24	$10,603,070	$10,688,056
	Production Resource Group, LLC	08/21/18	2020 Last Out Term Loan A - 9.75% inc. PIK (LIBOR + 9.50%, 0.25% Floor, 9.75% PIK)	1.1%	9,394,554	08/21/24	9,394,554	9,394,554
	Production Resource Group, LLC	08/01/20	Bridge Delayed Draw Term Loan - 8.50% inc. PIK (LIBOR + 7.50%, 1.00% Floor, 2.50% PIK)	0.3%	2,305,426	08/21/24	2,305,426	2,305,426

				1.4%	11,699,980		11,699,980	11,699,980

				2.7%	22,474,230		22,303,050	22,388,036

Construction & Engineering
	UniTek Acquisition, Inc.	09/16/20	Delayed Draw Term Loan - 7.50% (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.2%	1,564,318	08/20/23	940,645	1,321,849
	UniTek Acquisition, Inc.	09/16/20	Term Loan A - 7.50% (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.8%	7,821,592	08/20/23	4,697,446	6,609,245

				1.0%	9,385,910		5,638,091	7,931,094

	UniTek Acquisition, Inc.	11/10/20	Revolver - 6.50% (LIBOR + 5.50%, 1.00% Floor)	0.0%	16,070	08/20/23	16,070	13,579
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 8.50% inc. PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	0.3%	3,369,896	08/20/24	3,369,896	2,719,506
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 8.50% inc. PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	1.6%	16,850,431	08/20/24	16,603,547	13,598,298

				1.9%	20,220,327		19,973,443	16,317,804

				2.9%	29,622,307		25,627,604	24,262,477

Construction Materials
	United Poly Systems Holding, Inc.	12/28/20	Mezzanine Loan - 13.00% inc. PIK (13.00%, 13.00% PIK)	0.8%	7,296,000	12/31/25	7,296,000	6,661,248

				0.8%	7,296,000		7,296,000	6,661,248

Electronic Equipment, Instruments & Components
	SMTC Corporation(4)	11/08/18	Term Loan A - 10.50% (LIBOR + 8.75%, 1.75% Floor)	2.7%	22,524,256	11/08/23	21,861,279	22,749,499

				2.7%	22,524,256		21,861,279	22,749,499

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan B - 8.75% (LIBOR + 7.50%, 1.25% Floor)	4.4%	39,213,639	09/07/23	37,592,108	36,821,607
	PSS Industrial Group Corp.	04/12/19	Term Loan - 9.50% (LIBOR + 8.00%, 1.50% Floor)	1.7%	17,608,820	04/10/25	17,295,238	13,910,968
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 9.00% inc. PIK (LIBOR + 7.50%, 1.50% Floor, 0.75% PIK)	0.4%	3,048,419	10/22/24	3,048,419	2,953,918
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 9.00% inc. PIK (LIBOR + 7.50%, 1.50% Floor, 0.75% PIK)	3.3%	28,160,536	10/22/24	27,611,823	27,287,559

				3.7%	31,208,955		30,660,242	30,241,477

				9.8%	88,031,414		85,547,588	80,974,052

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Food Products
	Hometown Food Company	08/31/18	Revolver - 6.25% (LIBOR + 5.00%, 1.25% Floor)	0.1%	$784,157	08/31/23	$784,157	$784,157
	Hometown Food Company	08/31/18	Term Loan - 6.25% (LIBOR + 5.00%, 1.25% Floor)	3.6%	29,699,654	08/31/23	29,340,758	29,699,654

				3.7%	30,483,811		30,124,915	30,483,811

Health Care Technology
	American Academy Holdings, LLC	08/14/19	Term Loan - 10.00% inc. PIK (LIBOR + 9.00%, 1.00% Floor, 3.75% PIK)	3.8%	31,171,832	06/15/23	30,700,084	31,327,691

				3.8%	31,171,832		30,700,084	31,327,691

Hotels, Restaurants & Leisure
	FM Restaurants Holdco, LLC	11/25/19	Revolver - 9.75% (LIBOR + 8.00%, 1.75% Floor)	0.3%	2,413,636	11/22/24	2,413,636	2,343,641
	FM Restaurants Holdco, LLC	11/25/19	Term Loan - 9.75% (LIBOR + 8.00%, 1.75% Floor)	2.5%	21,505,500	11/22/24	21,089,573	20,881,840
	KBP Investments, LLC(5)		Delayed Draw Term Loan	0.0%	—	05/14/23	(176,718)	(176,718)

				2.8%	23,919,136		23,326,491	23,048,763

Household Durables
	Hunter Fan Company	11/05/19	Additional Term Loan - 7.63% (LIBOR + 6.63%, 1.00% Floor)	4.1%	34,346,515	12/20/23	34,151,512	34,346,515
	SLogic Holding Corp.(6)	06/29/18	2018 Term Loan B - 6.87% (LIBOR + 5.87%, 1.00% Floor)	3.3%	27,252,661	06/22/23	27,117,606	27,252,661

				7.4%	61,599,176		61,269,118	61,599,176

Household Products
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 14.83% inc. PIK (LIBOR + 13.33%, 1.50% Floor, 6.00% PIK)	4.9%	44,286,796	03/04/24	42,854,852	41,053,860

				4.9%	44,286,796		42,854,852	41,053,860

Information Technology Services
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	1.5%	12,664,320	11/15/23	12,664,320	12,638,992
	Corcentric, Inc.	11/15/18	Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	3.9%	32,188,480	11/15/23	31,719,873	32,124,103

				5.4%	44,852,800		44,384,193	44,763,095

	Global Holdings, LLC	09/17/19	Term Loan - 7.00% (LIBOR + 6.00%, 1.00% Floor)	3.4%	28,159,064	09/17/23	27,873,511	28,299,859

				8.8%	73,011,864		72,257,704	73,062,954

Internet & Direct Marketing Retail
	Altern Marketing LLC	09/30/20	Revolver - 8.25% (PRIME + 5.00%, 3.25% Floor)	0.4%	2,744,187	10/07/24	2,744,187	2,744,187
	Altern Marketing LLC	09/30/20	Term Loan A - 8.00% (LIBOR + 6.00%, 2.00% Floor)	1.9%	15,893,813	10/07/24	15,593,510	15,957,388

				2.3%	18,638,000		18,337,697	18,701,575

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Media
	Encompass Digital Media, Inc.	10/01/18	First Lien Term Loan - 8.75% inc. PIK (LIBOR + 7.50%, 1.25% Floor, 1.13% PIK)	3.5%	$29,917,841	09/28/23	$29,700,804	$29,409,237
	Encompass Digital Media, Inc.	10/01/18	Revolver - 8.75% (LIBOR + 7.50%, 1.25% Floor)	0.1%	866,591	09/28/23	866,591	851,859

				3.6%	30,784,432		30,567,395	30,261,096

	Winsight, LLC	11/15/18	Revolver - 8.00% (LIBOR + 7.00%, 1.00% Floor)	0.2%	1,529,553	11/15/23	1,529,553	1,341,419
	Winsight, LLC	11/15/18	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	2.8%	26,330,387	11/15/23	25,932,621	23,091,749

				3.0%	27,859,940		27,462,174	24,433,168

				6.6%	58,644,372		58,029,569	54,694,264

Metals & Mining
	DBM Global, Inc.	11/30/18	Term Loan - 7.60% (LIBOR + 5.85%, 1.75% Floor)	5.4%	45,392,958	11/30/23	44,864,750	44,802,850

				5.4%	45,392,958		44,864,750	44,802,850

Multiline Retail
	Torrid LLC	06/14/19	Term Loan - 7.75% (LIBOR + 6.75%, 1.00% Floor)	3.6%	29,261,777	12/16/24	28,788,928	29,554,395

				3.6%	29,261,777		28,788,928	29,554,395

Packaging
	Hoover Group, Inc.	10/01/20	Term Loan - 9.75% (LIBOR + 8.50%, 1.25% Floor)	4.0%	33,153,118	10/01/24	32,531,809	33,517,802

				4.0%	33,153,118		32,531,809	33,517,802

Personal Products
	Voyant Beauty Holdings, Inc.	08/20/20	Term Loan - 9.50% (LIBOR + 8.00%, 1.50% Floor)	7.2%	58,403,726	08/03/25	57,044,994	59,630,204

				7.2%	58,403,726		57,044,994	59,630,204

Publishing
	Bendon Inc.	12/11/20	Term Loan - 7.50% (LIBOR + 6.50%, 1.00% Floor)	7.2%	60,526,400	12/11/25	59,166,965	59,557,977

				7.2%	60,526,400		59,166,965	59,557,977

Software
	Mondee Holdings LLC	12/20/19	Term Loan - 12.25% inc. PIK (LIBOR + 10.50%, 1.75% Floor, 12.25% PIK)	8.5%	83,619,514	12/23/24	81,365,545	71,160,207
	Quicken Parent Corp.	12/21/20	First Lien Term Loan - 9.25% (LIBOR + 8.25%, 1.00% Floor)	2.4%	19,854,972	04/01/23	19,598,514	19,715,987

				10.9%	103,474,486		100,964,059	90,876,194

Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(4)	10/09/20	Exit Term Loan - 10.00% (LIBOR + 9.00%, 1.00% Floor)	3.9%	35,100,350	10/09/25	31,383,442	32,678,426
	Centric Brands Inc.(4)	10/09/20	Exit First Out Revolver - 6.50% (LIBOR + 5.50%, 1.00% Floor)	0.2%	1,775,345	10/09/24	1,775,345	1,775,345
	Keeco Holdings, LLC	09/19/18	Term Loan - 10.00% inc. PIK (LIBOR + 8.25%, 1.75% Floor, 0.50% PIK)	6.8%	58,243,075	03/15/24	57,531,083	56,379,296

				10.9%	95,118,770		90,689,870	90,833,067

	Total Debt Investments			166.9%			1,394,170,865	1,385,674,980

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	Equity
Commercial Services & Supplies
	Production Resource Group, LLC(3),(7)	Class A units	0.2%	33,738	$—	$1,831,299

			0.2%	33,738	—	1,831,299

Chemicals
	AGY Equity LLC(2),(3),(7)	Class A Preferred units	0.0%	7,752,414	—	—
	AGY Equity LLC(2),(3),(7)	Class B Preferred units	0.0%	10,078,138	—	—
	AGY Equity LLC(2),(3),(7)	Class C Common units	0.0%	11,241,000	—	—

			0.0%	29,071,552	—	—

Construction Materials
	United Poly System Holding, Inc.(3),(7)	Common Stock	0.0%	7,550	755,000	—

			0.0%	7,550	755,000	—

Electronic Equipment, Instruments & Components
	SMTC Corporation(3),(4)	Common Stock	0.0%	48,036	150,833	238,258
	SMTC Corporation(3),(4)	Warrant, expires 11/08/25	0.3%	484,326	1,938,457	2,402,257

			0.3%	532,362	2,089,290	2,640,515

Household Durables
	Shelterlogic Group Holdings, Inc(3),(6),(7)	Common Stock	1.2%	1,240,731	—	9,578,443

			1.2%	1,240,731	—	9,578,443

Household Products
	Greenfield World Trade, Inc.(3),(7)	Warrant, expires 03/25/27	0.4%	7,403	1,463,118	3,306,924

			0.4%	7,403	1,463,118	3,306,924

Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3),(4),(7)	Membership Interests	0.0%	159,658	—	—

			0.0%	159,658	—	—

Software
	Mondee Holdings LLC(3),(7)	Preferred Stock	0.1%	1,226,708	1,226,708	1,165,373

			0.1%	1,226,708	1,226,708	1,165,373

	Total Equity Investments		2.2%		5,534,116	18,522,554

	Total Debt and Equity Investments(8)		169.1%		$1,399,704,981	$1,404,197,534

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	Cash Equivalents
	Blackrock Liquidity Funds, Yield 0.01%		14.9%	123,627,374	$123,627,374	$123,627,374

	Total Investments 184.0%				$1,523,332,355	$1,527,824,908

	Net unrealized depreciation on unfunded commitments (0.1%)					$(944,826)

	Liabilities in Excess of Other Assets (83.9%)					$(696,483,208)

	Net Assets 100.0%					$830,396,874

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)

As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2019 and December 31, 2020 along with transactions during the year ended December 31, 2020 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2019	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at December 31, 2020	Interest/ Dividend/ Other Income
AGY Holdings Corp. Opco Term Loan - 11.50% inc. PIK	$—	$3,391,067	$—	$—	$—	$3,391,067	$116,419
AGY Holdings Corp. PIK Holdco Term Loan - 11.50% inc. PIK	—	23,651,102	—	—	—	23,651,102	1,156,314
AGY Equity LLC Class A Preferred units	—	—	—	—	—	—	—
AGY Equity LLC Class B Preferred units	—	—	—	—	—	—	—
AGY Equity LLC Class C Common units	—	—	—	—	—	—	—

Total Controlled Affiliated Investments	$—	$14,121,479	$12,920,690	$—	$—	$27,042,169	$1,272,733

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(3)	Non-income producing.
(4)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2020, $59,843,785 or 3.8% of the Company’s total assets were represented by “non-qualifying assets.”

(5)	Negative balance relates to an unfunded commitment that was acquired at a discount.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(6)   As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2019 and December 31, 2020 along with transactions during the year ended December 31, 2020 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2019	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at December 31, 2020	Interest/ Dividend/ Other Income
Shelterlogic Group Holdings, Inc Common Stock	$—	$—	$—	$—	$9,578,443	$9,578,443	$—
SLogic Holding Corp. 2018 Term Loan B - 7.50%	25,931,407	58,776	(570,736)	—	1,833,214	27,252,661	2,603,353

Total Non-Controlled Affiliated Investments	$25,931,407	$58,776	$(570,736)	$—	$11,411,657	$36,831,104	$2,603,353

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(7)

All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2020, the aggregate fair value of these securities was $15,882,039, or 1.0% of the Company’s total assets.

(8)

The fair value of the SMTC Corporation common stock is based on the quoted market price of the issuer’s common stock as of December 31, 2020. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of the SMTC Corporation warrant is based on the quoted market price of the issuer’s stock as of December 31, 2020. Such warrants are considered to be Level 2 securities within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month
PRIME - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $691,614,825 and $639,529,403, respectively, for the year ended December 31, 2020. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	100.0%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt(1)
Aerospace & Defense
	Columbia Helicopters, Inc.	08/20/19	Term Loan - 9.52% (LIBOR + 7.50%, 1.50% Floor)	7.4%	$60,300,000	08/20/24	$59,160,626	$60,842,700
	DynCorp International Inc.	08/16/19	Term Loan B - 7.74% (LIBOR + 6.00%, 1.00% Floor)	3.7%	30,010,125	08/16/25	29,154,160	30,100,155
	Heligear Acquisition Co.	07/30/19	Term Loan - 8.95% (LIBOR + 7.00%, 1.50% Floor)	7.3%	59,758,010	07/30/24	58,641,013	59,817,768
	Navistar Defense, LLC	12/31/18	Term Loan B - 8.05% (LIBOR + 6.25%, 1.50% Floor)	2.7%	21,775,648	12/29/23	21,280,522	21,840,975
	Sparton Corporation	03/04/19	First Lien Term Loan - 9.16% (LIBOR + 7.25%, 1.50% Floor)	5.0%	40,410,765	03/04/24	39,604,446	40,451,176

				26.1%	212,254,548		207,840,767	213,052,774

Air Freight & Logistics
	Need It Now Delivers, LLC	12/23/19	Last Out Term Loan - 7.79% (LIBOR + 6.00% , 1.75% Floor)	1.8%	14,611,314	12/23/24	14,288,305	14,698,982

				1.8%	14,611,314		14,288,305	14,698,982

Auto Components
	Shipston Group U.S. Inc.	09/28/18	Term Loan - 9.85% (LIBOR + 7.75%, 1.25% Floor)	3.2%	26,036,788	09/28/23	25,715,299	25,698,310

				3.2%	26,036,788		25,715,299	25,698,310

Beverages
	Caiman Merger Sub LLC	11/01/19	Term Loan - 7.44% (LIBOR + 5.75%, 1.00% Floor)	1.7%	14,178,813	11/01/25	14,029,516	14,249,708

				1.7%	14,178,813		14,029,516	14,249,708

Chemicals
	GEON Performance Solutions, LLC	10/25/19	Term Loan - 7.96% (LIBOR + 6.25%, 1.63% Floor)	3.3%	27,156,552	10/25/24	27,043,542	27,346,648
	Verdesian Life Sciences, LLC	07/22/19	Term Loan - 9.30% (LIBOR + 7.50%, 1.75% Floor)	6.3%	51,680,300	06/27/24	50,740,189	51,370,218

				9.6%	78,836,852		77,783,731	78,716,866

Commercial Services & Supplies
	Clover Imaging Group, LLC	12/16/19	Term Loan - 9.24% (LIBOR + 7.50%, 1.50% Floor)	1.5%	12,140,000	12/16/24	11,898,268	12,212,840
	Production Resource Group, LLC	08/21/18	Term Loan - 8.90% (LIBOR + 7.00%, 1.00% Floor)	3.2%	29,989,286	08/21/24	29,294,347	26,480,539

				4.7%	42,129,286		41,192,615	38,693,379

Communications Equipment
	AVI-SPL, Inc.	05/16/18	Third Additional Term Loan - 7.58% (LIBOR + 5.88%, 1.00% Floor)	3.6%	28,944,961	04/27/21	28,880,269	29,234,410

				3.6%	28,944,961		28,880,269	29,234,410

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Construction & Engineering
	Powerhouse Intermediate, LLC	10/15/19	Revolver - 8.12% (LIBOR + 6.38%, 1.50% Floor)	0.1%	$330,436	10/07/24	$330,436	$331,428
	Powerhouse Intermediate, LLC	10/15/19	Term Loan - 8.41% (LIBOR + 6.38%, 1.50% Floor)	3.4%	27,536,364	10/07/24	27,310,013	27,618,973

				3.5%	27,866,800		27,640,449	27,950,401

	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 8.41% inc. PIK (LIBOR + 5.50%, 1.00% Floor, 1.00% PIK)	0.4%	3,647,967	08/20/24	3,647,967	3,301,410
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 8.41% inc. PIK (LIBOR + 5.50%, 1.00% Floor, 1.00% PIK)	2.0%	18,239,837	08/20/24	17,893,291	16,507,052

				2.4%	21,887,804		21,541,258	19,808,462

				5.9%	49,754,604		49,181,707	47,758,863

Construction Materials
	United Poly Systems Holding, Inc.	07/24/19	Revolver - 8.45% (LIBOR + 6.50%, 1.50% Floor)	0.3%	2,614,400	06/07/24	2,614,400	2,528,125
	United Poly Systems Holding, Inc.	07/24/19	Term Loan - 8.45% (LIBOR + 6.50%, 1.50% Floor)	3.5%	29,640,000	06/07/24	28,930,976	28,661,880

				3.8%	32,254,400		31,545,376	31,190,005

Diversified Consumer Services
	American Academy Holdings, LLC	08/14/19	Term Loan - 10.80% inc. PIK (LIBOR + 5.25%, 1.00% Floor, 3.75% PIK)	3.8%	30,959,464	06/15/23	30,272,830	30,897,545

				3.8%	30,959,464		30,272,830	30,897,545

Electronic Equipment, Instruments & Components
	SMTC Corporation(2)	11/08/18	Term Loan A - 10.70% (LIBOR + 8.75%, 1.75% Floor)	2.9%	23,470,654	11/08/23	22,536,934	23,423,712

				2.9%	23,470,654		22,536,934	23,423,712

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan B - 8.14% (LIBOR + 6.25%, 1.25% Floor)	4.3%	34,979,903	09/07/23	34,462,625	34,560,144
	PSS Industrial Group Corp.	04/12/19	Term Loan - 7.94% (LIBOR + 6.00%, 1.50% Floor)	2.2%	18,402,902	04/10/25	17,998,290	18,200,470
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 8.30% (LIBOR + 6.50%, 1.50% Floor)	0.2%	1,825,588	10/22/24	1,825,588	1,825,588
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 8.30% (LIBOR + 6.50%, 1.50% Floor)	3.8%	31,240,379	10/22/24	30,470,804	31,240,379

				4.0%	33,065,967		32,296,392	33,065,967

	Wellbore Integrity Solutions	12/02/19	First Out Term Loan - 8.94% (LIBOR + 7.00%, 1.50% Floor)	1.2%	9,367,418	12/02/24	9,273,797	9,423,623

				11.7%	95,816,190		94,031,104	95,250,204

Food Distributor
	Gold Star Foods Inc.	10/15/19	Term Loan - 7.56% (LIBOR + 5.75%, 1.00% Floor)	2.8%	22,946,970	10/02/24	22,796,301	23,107,598

				2.8%	22,946,970		22,796,301	23,107,598

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Food Products
	Hometown Food Company	08/31/18	Term Loan - 6.80% (LIBOR + 5.00%, 1.25% Floor)	4.8%	$40,027,178	08/31/23	$39,361,349	$39,466,798

				4.8%	40,027,178		39,361,349	39,466,798

Health Care Providers & Services
	Akumin, Inc.	07/22/19	Term Loan B - 7.80% (LIBOR + 6.00%, 1.00% Floor)	6.7%	55,371,750	05/31/24	54,366,012	54,928,776

				6.7%	55,371,750		54,366,012	54,928,776

Hotels, Restaurants & Leisure
	FM Restaurants Holdco, LLC	11/25/19	Term Loan - 8.05% (LIBOR + 6.25%, 1.75% Floor)	2.7%	21,722,727	11/22/24	21,194,388	21,701,005

				2.7%	21,722,727		21,194,388	21,701,005

Household Durables
	Dura-Supreme Holdings, Inc	10/15/19	Term Loan - 7.96% (LIBOR + 6.25%, 1.50% Floor)	1.6%	13,626,000	10/10/24	13,513,033	13,639,626
	Hunter Fan Company	11/05/19	Additional Term Loan - 8.53% (LIBOR + 6.63%, 1.00% Floor)	3.7%	30,290,000	12/20/21	30,065,659	30,199,130
	SLogic Holding Corp.	06/29/18	Term Loan B - 11.25% (PRIME + 6.50%, 1.00% Floor)	3.2%	27,823,398	06/22/23	27,629,565	25,931,407

				8.5%	71,739,398		71,208,257	69,770,163

Household Products
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 11.30% (LIBOR + 9.50%, 1.50% Floor)	5.0%	42,546,666	03/04/24	41,807,281	41,057,532

				5.0%	42,546,666		41,807,281	41,057,532

Information Technology Services
	AMCP Staffing Intermediate Holdings III, LLC	10/15/19	Add on Term Loan - 8.84% (LIBOR + 6.75%, 1.50% Floor)	1.4%	11,427,418	09/24/25	11,342,079	11,427,418
	AMCP Staffing Intermediate Holdings III, LLC	10/15/19	Revolver - 8.74% (LIBOR + 6.75%, 1.50% Floor)	0.2%	1,407,174	09/24/25	1,407,174	1,407,174
	AMCP Staffing Intermediate Holdings III, LLC	10/15/19	Term Loan - 8.68% (LIBOR + 6.75%, 1.50% Floor)	1.8%	14,688,763	09/24/25	14,547,899	14,688,763

				3.4%	27,523,355		27,297,152	27,523,355

	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 8.80% (LIBOR + 7.00%, 1.50% Floor)	1.6%	12,928,160	11/15/23	12,928,160	12,992,801
	Corcentric, Inc.	11/15/18	Term Loan - 8.80% (LIBOR + 7.00%, 1.50% Floor)	2.4%	19,392,240	11/15/23	19,017,035	19,489,201

				4.0%	32,320,400		31,945,195	32,482,002

	Global Holdings, LLC	09/17/19	Term Loan - 8.16% (LIBOR + 6.25%, 1.00% Floor)	3.6%	29,270,605	09/17/23	28,863,489	29,475,500

				11.0%	89,114,360		88,105,836	89,480,857

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Media
	Encompass Digital Media, Inc.	10/01/18	First Lien Term Loan - 9.43% inc. PIK (LIBOR + 6.38%, 1.25% Floor, 1.13% PIK)	3.5%	$29,667,001	09/28/23	$29,369,614	$29,014,328
	Encompass Digital Media, Inc.	10/01/18	Revolver - 9.43% (LIBOR + 7.50%, 1.25% Floor)	0.2%	1,733,182	09/28/23	1,733,182	1,695,052

				3.7%	31,400,183		31,102,796	30,709,380

	Innerworkings, Inc.	07/23/19	Term Loan - 11.50% (LIBOR + 9.75%, 1.75% Floor)	4.8%	38,725,853	07/16/24	36,152,664	38,880,756
	Winsight, LLC	11/15/18	Term Loan - 7.80% (LIBOR + 6.00%, 1.00% Floor)	3.6%	29,096,430	11/15/23	28,496,501	29,067,333

				12.1%	99,222,466		95,751,961	98,657,469

Metals & Mining
	DBM Global, Inc.	11/30/18	Term Loan - 7.65% (LIBOR + 5.85%, 1.50% Floor)	5.9%	48,193,817	11/30/23	47,439,928	48,338,398

				5.9%	48,193,817		47,439,928	48,338,398

Multiline Retail
	Torrid LLC	06/14/19	Term Loan - 8.69% (LIBOR + 6.75%, 1.00% Floor)	4.4%	35,293,300	12/16/24	34,578,532	35,540,353

				4.4%	35,293,300		34,578,532	35,540,353

Personal Products
	VPI Aware Topco, LLC	11/13/18	First Out Term Loan - 8.20% (LIBOR + 6.25%, 1.00% Floor)	6.3%	52,101,811	11/13/23	51,095,160	51,372,386

				6.3%	52,101,811		51,095,160	51,372,386

Software
	Mondee Holdings LLC	12/20/19	Term Loan - 11.43% inc. PIK (LIBOR + 7.00%, 1.75% Floor, 2.50% PIK)	6.7%	54,549,938	12/20/24	53,292,220	54,440,838

				6.7%	54,549,938		53,292,220	54,440,838

Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(2)	11/07/18	Term Loan - 7.93% (LIBOR + 6.00%, 1.50% Floor)	4.1%	33,725,753	10/29/23	33,207,452	33,455,948
	Keeco Holdings, LLC	09/19/18	Term Loan - 9.55% (LIBOR + 7.75%, 1.75% Floor)	6.9%	58,730,405	03/15/24	57,772,101	56,322,458

				11.0%	92,456,158		90,979,553	89,778,406

	Total Debt Investments			166.7%			$1,349,275,231	$1,360,505,337

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost/Cost	Fair Value
	Equity Investments
Construction Materials
	United Poly Systems Holding, Inc.(3)(4)	Common Stock	0.1%	7,550	$755,000	$607,525

			0.1%	7,550	755,000	607,525

Electronic Equipment, Instruments & Components
	SMTC Corporation(2)(3)	Common Stock	0.0%	48,036	150,833	162,842
	SMTC Corporation(2)(3)	Warrant, expires 11/08/25	0.2%	399,529	1,532,279	1,354,403

			0.2%	447,565	1,683,112	1,517,245

Media
	Innerworkings, Inc.(3)(4)	Warrant, expires 07/16/24	0.3%	530,380	1,904,067	2,922,394

			0.3%	530,380	1,904,067	2,922,394

	Total Equity Investments		0.6%		4,342,179	5,047,164

	Total Debt and Equity Investments(5)		167.3%		$1,353,617,410	$1,365,552,501

	Cash Equivalents Blackrock Liquidity Funds, Yield 1.52%		21.8%	117,609,952	$177,609,952	$177,609,952

	Total Investments 189.1%				$1,531,227,362	$1,543,162,453

	Net unrealized depreciation on unfunded commitments (0.1%)					$(786,304)

	Liabilities in Excess of Other Assets (89.0%)					$(726,146,423)

	Net Assets 100.0%					$816,229,726

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
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

(5)

The fair value of the SMTC Corporation common stock is based on the quoted market price of the issuer’s common stock as of December 31, 2019. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. The fair values of the SMTC Corporation warrants and Innerworkings, Inc. warrants are based on the quoted market price of the issuer’s stock as of December 31, 2019. Such warrants are considered to be Level 2 securities within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of December 31,
	2020	2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,345,545 and $1,353,617, respectively)	$1,340,325	$1,365,553
Non-controlled affiliated investments (amortized cost of $27,118 and $0, respectively)	36,831	—
Controlled affiliated investments (amortized cost of $27,042 and $0, respectively)	27,042	—
Cash and cash equivalents	148,204	220,074
Interest receivable	5,292	6,344
Deferred financing costs	4,314	5,574
Due from Adviser	1,023	—
Prepaid and other assets	80	57

Total Assets	$1,563,111	$1,597,602

Liabilities
Revolving credit facilities payable	$337,500	$577,000
Term loan (net of $1,648 and $1,613 of deferred financing costs, respectively)	245,852	178,387
Payable for open trades	125,229	—
Incentive fee payable	15,278	12,148
Management fees payable	4,955	8,689
Interest and credit facilities expense payable	2,448	3,866
Unrealized depreciation on unfunded commitments	945	786
Other accrued expenses and other liabilities	507	496

Total Liabilities	$732,714	$781,372

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	$1,373,401	$1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(458,401)	(548,401)
Common Unitholders’ return of capital	(53,683)	(4,639)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)

Common Unitholders’ capital	858,819	817,863
Accumulated loss	(28,422)	(1,633)

Total Members’ Capital	$830,397	$816,230

Total Liabilities and Members’ Capital	$1,563,111	$1,597,602

Net Asset Value Per Unit (Note 10)	$93.84	$99.36

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31,
	2020	2019	2018
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$121,761	$86,813	$13,048
Interest income paid-in-kind	20,664	837	84
Other fee income	380	98	—
Non-controlled affiliated investments:
Interest income	2,603	—	—
Controlled affiliated investments:
Interest income	837	—	—
Interest income paid-in-kind	426	—	—
Other fee income	10	—	—

Total investment income	$146,681	$87,748	$13,132
Expenses
Interest and credit facilities expenses	22,734	24,059	3,582
Management fees	19,813	13,330	2,356
Incentive fees	3,130	12,148	—
Administrative fees	1,404	1,049	467
Professional fees	1,261	1,241	726
Directors’ fees	391	394	381
Organization costs	—	—	366
Other expenses	820	169	79

Total expenses	49,553	52,390	7,957
Expenses (reimbursed) recaptured by the Adviser	(1,023)	—	452

Net expenses	48,530	52,390	8,409

Net investment income	$98,151	$35,358	$4,723

Net realized and unrealized gain (loss) on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	$(20,748)	$758	$1,239
Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments	(19,013)	7,575	3,575
Non-controlled affiliated investments	11,412	—	—

Net realized and unrealized (loss) gain on investments	$(28,349)	$8,333	$4,814

Net increase in Members’ Capital from operations	$69,802	$43,691	$9,537

Basic and diluted:
Income per unit	$5.08	$3.17	$0.89

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2017	$1	$—	$1
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	4,723	4,723
Net realized gain on investments	—	1,239	1,239
Net change in unrealized appreciation/depreciation on investments	—	3,575	3,575
Distributions to Members from:
Distributable earnings	—	(6,500)	(6,500)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	398,999	—	398,999
Offering costs, net of offering costs reimbursed	(633)	—	(633)

Total Increase in Members’ Capital for the year ended December 31, 2018	398,366	3,037	401,403

Members’ Capital at December 31, 2018	$398,367	$3,037	$401,404

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	35,358	35,358
Net realized gain on investments	—	758	758
Net change in unrealized appreciation/depreciation on investments	—	7,575	7,575
Distributions to Members from:
Distributable earnings	—	(48,361)	(48,361)
Return of capital	(4,639)	—	(4,639)
Return of unused capital	(146,453)	—	(146,453)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	570,588	—	570,588

Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2019	419,496	(4,670)	414,826

Members’ Capital at December 31, 2019	$817,863	$(1,633)	$816,230

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	98,151	98,151
Net realized loss on investments	—	(20,748)	(20,748)
Net change in unrealized appreciation/depreciation on investments	—	(7,601)	(7,601)
Distributions to Members from:
Distributable earnings	—	(96,591)	(96,591)
Return of capital	(49,044)	—	(49,044)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	90,000	—	90,000

Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2020	40,956	(26,789)	14,167

Members’ Capital at December 31, 2020	$858,819	$(28,422)	$830,397

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$69,802	$43,691	$9,537
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(670,525)	(921,820)	(699,705)
Interest income paid-in-kind	(21,090)	(837)	(84)
Proceeds from sales and paydowns of investments	639,529	111,491	165,062
Net realized loss (gain) on investments	20,748	(758)	(1,239)
Net change in unrealized appreciation/depreciation on investments	7,601	(7,575)	(3,575)
Amortization of premium and accretion of discount, net	(14,751)	(5,135)	(593)
Amortization of deferred financing costs	3,116	2,314	510
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	1,052	(4,238)	(2,106)
(Increase) decrease in deferred offering costs	—	—	780
(Increase) decrease in due from Adviser	(1,023)	—	—
(Increase) decrease in receivable for investments sold	—	—	—
(Increase) decrease in organization costs due from Adviser	—	—	754
(Increase) decrease in directors’ fees due from Adviser	—	—	78
(Increase) decrease in prepaid and other assets	(23)	747	(804)
Increase (decrease) in interest and credit facilities expense payable	(1,418)	2,973	893
Increase (decrease) in management fees payable	(3,734)	6,381	2,308
Increase (decrease) in payable for open trades	125,229	—	—
Increase (decrease) in incentive fees payable	3,130	12,148	—
Increase (decrease) in directors’ fees payable	—	(15)	15
Increase (decrease) in organization costs payable to Adviser	—	(741)	(13)
Increase (decrease) in offering costs payable to Adviser	—	(633)	(147)
Increase (decrease) in directors’ fees reimbursable to Adviser	—	(92)	14
Increase (decrease) in other accrued expenses and liabilities	11	89	407

Net cash provided by (used in) operating activities	$157,654	$(762,010)	$(527,908)

Cash Flows from Financing Activities
Contributions	$90,000	$570,588	$398,999
Distributions	(96,591)	(48,361)	(6,500)
Return of capital	(49,044)	(4,639)	—
Return of unused capital	—	(146,453)	—
Offering costs, net of offering costs reimbursed	—	—	(633)
Deferred financing costs paid	(1,889)	(7,046)	(2,964)
Proceeds from credit facilities	48,000	533,000	494,400
Repayments of credit facilities	(220,000)	(76,000)	(194,400)

Net cash (used in) provided by financing activities	$(229,524)	$821,089	$688,902

Net decrease in cash and cash equivalents	$(71,870)	$59,079	$160,994

Cash and cash equivalents, beginning of year	$220,074	$160,995	$1

Cash and cash equivalents, end of year	$148,204	$220,074	$160,995

Supplemental and non-cash financing activities
Interest expense paid	$19,866	$16,635	$2,022

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except for unit data)

December 31, 2020

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

During 2018, the Company formed two Delaware limited liability companies which each have a single member interest owned by the Company. On February 12, 2020, the Company formed its third wholly-owned subsidiary, TCW DLG Funding VII 2020-1 LLC, a single member Delaware limited liability company.

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

December 31, 2020

1. Organization and Basis of Presentation (Continued)

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of December 31, 2020, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Unitholder	$1,373,401	$458,401	66.6%	13,734,010

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

The Recallable Amount as of December 31, 2020 was $53,683.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2020

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

December 31, 2020

2. Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2020, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value, and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU provides optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of the London Interbank Offered Rate (LIBOR) and other interbank offered reference rates as of the end of 2021. The ASU is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

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

December 31, 2020

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

December 31, 2020

3. Investment Valuations and Fair Value Measurements (Continued)

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2020:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,385,675	$1,385,675
Equity	238	2,402	15,883	18,523
Cash equivalents	123,627	—	—	123,627

Total Assets	$123,865	$2,402	$1,401,558	$1,527,825

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2019:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,360,505	$1,360,505
Equity	163	4,277	608	5,048
Cash equivalents	177,610	—	—	177,610

Total Assets	$177,773	$4,277	$1,361,113	$1,543,163

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2020:

	Debt	Equity	Total
Balance, January 1, 2020	$1,360,505	$608	$1,361,113
Purchases*	734,175	2,690	736,865
Sales and paydowns of investments	(683,600)	—	(683,600)
Amortization of premium and accretion of discount, net	14,751	—	14,751
Net realized loss	(20,430)	—	(20,430)
Net change in unrealized appreciation/depreciation	(19,726)	12,585	(7,141)

Balance, December 31, 2020	$1,385,675	$15,883	$1,401,558

Net change in unrealized appreciation/depreciation in investments held as of December 31, 2020	$(17,028)	$13,192	$(3,836)

*	Includes payments received in-kind

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2020

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

The Company did not have any transfers between levels during the years ended December 31, 2020 and 2019.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2020:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$1,240,657	Income Method	Discount Rate	5.0% to 20.8%	10.1%	Decrease
Debt	$13,911	Market Method	EBITDA Multiple	8.9x to 9.9x	N/A	Increase
Debt	$27,253	Market Method	EBITDA Multiple	7.3x to 8.3x	N/A	Increase
			Revenue Multiple	0.8x to 1.0x	N/A	Increase
Debt	$38,742	Market Method	Revenue Multiple	0.6x to 2.3x	N/A	Increase
Debt	$65,112	Income Method	Discount Rate	6.9% to 10.1%	9.0%	Decrease
		Market Method	Indicative Bid	101.6% to 102.0%	N/A	Increase
Equity	$—	Market Method	EBITDA Multiple	7.5x to 8.5x	N/A	Increase
Equity	$1,831	Market Method	Revenue Multiple	0.6x to 2.3x	N/A	Increase
Equity	$9,578	Market Method	EBITDA Multiple	5.0x to 8.3x	N/A	Increase
			Revenue Multiple	0.5x to 1.0x	N/A	Increase
Equity	$3, 308	Market Method	EBITDA Multiple	10.3x to 11.3x	N/A	Increase
		Income Method	Implied Volatility	25.0% to 35.0%	N/A	Increase
			Expected Term (in years)	1.3 to 6.3	N/A	Increase
Equity	$1, 166	Market Method	EBITDA Multiple	3.5x to 5.5x	N/A	Increase
		Market Method	Revenue Multiple	1.5x to 2.5x	N/A	Increase
		Income Method	Implied Volatility	32.5% to 42.5%	N/A	Increase
			Expected Term (in years)	1.0 to 1.5	N/A	Increase

*	Weighted based on fair value

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2020

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

December 31, 2020

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

December 31, 2020

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

December 31, 2020

4. Agreements and Related Party Transactions (Continued)

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

December 31, 2020

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

During the years ended December 31, 2020, 2019 and 2018, the Adviser (reimbursed) recaptured ($1,023), $0, and $452, respectively, of the Company’s expenses, in accordance with the Administration Agreement. As of December 31, 2020 and 2019, the Company had $1,023 and $0 of expense reimbursements due from the Adviser.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2020

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2020 and 2019:

	Maturity/ Expiration	December 31, 2020		December 31, 2019
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2022	$10,854	$—	$—	$—
Altern Marketing LLC	October 2024	2,473	—	—	—
AMCP Staffing Intermediate Holdings III, LLC	September 2025	—	—	2,767	28
Bendon Inc.	December 2025	8,254	149	—	—
Caiman Merger Sub LLC	November 2024	1,031	—	1,031	8
Centric Brands Inc.	October 2024	2,922	—	—	—
Dura-Supreme Holdings, Inc.	October 2024	—	—	1,514	6
Encompass Digital Media, Inc.	September 2023	1,661	28	794	18
FM Restaurants Holdco, LLC	November 2024	—	—	1,062	6
FM Restaurants Holdco, LLC	November 2024	—	—	4,827	29
GEON Performance Solutions, LLC	October 2024	2,350	—	3,133	19
Gold Star Foods Inc.	April 2020	—	—	2,754	8
Gold Star Foods Inc.	October 2024	—	—	4,589	14
Hometown Food Company	August 2023	5,097	—	5,881	82
KBP Investments LLC	September 2022	15,000	—	—	—
Mondee Holdings LLC	December 2024	8,613	—	8,613	146
Need It Now Delivers, LLC	December 2020	—	—	6,025	24
Powerhouse Intermediate, LLC	October 2024	—	—	2,423	10
Production Resource Group, LLC	October 2021	1,443	—	—	—
Quicken Parent Corp.	April 2023	948	7	—	—
Spaceco Holdings LLC	December 2025	9,364	122	—	—
United Poly Systems Holding, Inc.	June 2024	—	—	6,506	215
UniTek Acquisition, Inc.	August 2023	3,214	498	—	—
WDE TorcSill Holdings LLC	October 2024	4,564	141	7,302	73
Wellbore Integrity Solutions	December 2020	—	—	953	4
Winsight, LLC	November 2023	—	—	13,887	83
Winsight, LLC	November 2021	—	—	2,217	13

Total		$77,788	$945	$76,278	$786

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2020, the Company is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2020

6. Members’ Capital

The Company’s Unit activity for the years ended December 31, 2020, 2019 and 2018, was as follows:

	Year Ended December 31,
	2020	2019	2018
Units at beginning of period	13,734,010	10,672,260	10
Units issued and committed	—	3,061,750	10,672,250

Units issued and committed at end of period	13,734,010	13,734,010	10,672,260

No deemed distributions and contributions were processed during the years ended December 31, 2020, 2019 and 2018.

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2020, the Company was in compliance with such covenants.

As of December 31, 2020 and 2019, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of December 31, 2020 and 2019 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2020	$280,000	$172,000	$85,230
As of December 31, 2019	$400,000	$252,000	$30,866

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

December 31, 2020

7. Credit Facilities (Continued)

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2020, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2020

7. Credit Facilities (Continued)

As of December 31 2020, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. As of December 31, 2019, the PNC Borrowing Base assets were greater than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of December 31, 2020 and 2019 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2020	$825,000	$413,000	$334,734
As of December 31, 2019	$600,000	$505,000	$95,000

(1)	The amount available considers any limitations related to the facility borrowing.

Borrowings under the PNC Credit Facility as of December 31, 2020 and 2019 consisted of $165,500 and $325,000, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $247,500 and $180,000, respectively, of PNC Term Loan.

The Company incurred financing costs of $3,463 and $4,433, in connection with the Natixis Credit Agreement and the PNC Credit Agreement, respectively. In addition, the Company incurred an additional $2,070 and $1,531 in financing costs in connection with the Amended and Second Amended PNC Credit Agreement, respectively. Lastly, the Company incurred $255 in financing costs associated with the June 19, 2020 upsize of the PNC Credit Facility.

Costs associated with the Revolving Credit Facilities were primarily recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of December 31, 2020 and 2019, $4,314 and $5,574, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company’s Consolidated Statements of Assets and Liabilities.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of December 31,
	2020	2019
Principal amount outstanding on PNC Term Loan	$247,500	$180,000
Deferred financing costs	(1,648)	(1,613)

PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$245,852	$178,387

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of December 31, 2020 and 2019, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2020

7. Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Credit Facilities interest expense	$17,943	$19,323	$2,821
Unused fees	1,575	2,372	201
Administrative fees	100	50	50
Amortization of deferred financing costs	3,116	2,314	510

Total	$22,734	$24,059	$3,582

Weighted average interest rate	2.90%	4.57%	2.52%
Average outstanding balance	$609,598	$416,797	$111,456

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

The Company had no outstanding Repurchase Obligations as December 31, 2020 and 2019.

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

December 31, 2020

9. Income Taxes (Continued)

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of December 31, 2020 and 2019, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of December 31,
	2020	2019
Cost of investments for federal income tax purposes	$1,523,332	$1,531,227
Unrealized appreciation	$32,386	$21,471
Unrealized depreciation	$(27,893)	$(10,322)
Net unrealized appreciation on investments	$4,493	$11,149

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2020 and 2019. These differences result primarily from amendment fees reclassified as capital gains:

	As of December 31,
	2020	2019
Net investment income	$(4,641)	$(758)
Net realized gains	4,641	758

The tax character of shareholder distributions attributable to the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Ordinary income	$96,591	$48,361	$6,500
Return of capital	$49,044	$4,639	$—

The tax components of distributable earnings on a tax basis for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Net tax appreciation	$3,548	$11,149	$3,575
Undistributed ordinary income	$—	$—	$146
Capital loss carryover	$(16,108)	$—	$—
Other cumulative effect of timing differences	$(15,278)	$12,783	$—

As of December 31, 2020, the Company had a net long-term capital loss carryforward of $16,108 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

The Company did not have any unrecognized tax benefits as of December 31, 2020 and 2019, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior two years.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2020

10. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2020, 2019 and 2018 is presented below.

	For the Year Ended December 31,
	2020(1)	2019(1)	2018(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.36	$100.23	$100.00

Net Decrease in Common Unitholder NAV from Prior Period	—	(0.05)	—

Income from Investment Operations:
Net investment income	7.15	2.57	0.44
Net realized and unrealized (loss) gain	(2.07)	0.60	0.45

Total from investment operations	5.08	3.17	0.89
Less Distributions:
From distributable earnings	(7.03)	(3.65)	(0.61)
From return of capital	(3.57)	(0.34)	—

Total distributions(2)	(10.60)	(3.99)	(0.61)

Offering costs, net of offering costs reimbursed	—	—	(0.05)
Net Asset Value Per Unit (accrual base), End of Period	$93.84	$99.36	$100.23

Unitholder Total Return(3)	8.69%	8.98%	5.59%

Unitholder IRR before incentive fees(4)	10.07%	11.06%	8.49%

Unitholder IRR after all fees and expenses(4)	9.00%	9.00%	8.49%

Ratios and Supplemental Data
Members’ Capital, end of period	$830,397	$816,230	$401,404
Units outstanding, end of period	13,734,010	13,734,010	10,672,260
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	6.35%	10.29%	6.46%
Expenses (reimbursed) recaptured by Adviser	(0.13%)	—%	0.37%
Ratio of net expenses to average net assets	6.22%	10.29%	6.83%
Ratio of financing cost to average net assets	2.92%	4.72%	2.91%
Ratio of net investment income before expense recapture to average net assets	12.46%	6.94%	4.20%
Ratio of net investment income to average net assets	12.59%	6.94%	3.84%
Ratio of incentive fees to average net assets	0.40%	2.39%	—%
Credit facilities payable	$583,352	$755,387	$300,000
Asset coverage ratio	2.42	2.08	2.34
Portfolio turnover rate	49.52%	12.91%	67.41%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of December 31, 2020, 2019 and 2018, respectively.
(2)	Excludes return of unused capital.
(3)

The Total Return for the years ended December 31, 2020, 2019 and 2018 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.

(4)

The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 10.07%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.00%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2020

11. Selected Quarterly Financial Data (unaudited)

The following are the quarterly results of operations for the years ended December 31, 2020, 2019 and 2018. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$41,987	$34,814	$33,828	$36,052
Net investment income	16,800	24,234	21,825	35,292
Net realized and unrealized gains (losses) gains	24,039	21,505	(9,606)	(64,287)
Net increase in Members’ Capital from operations	40,839	45,739	12,219	(28,995)
Basic and diluted earnings (loss) per Unit	2.97	3.33	0.89	(2.11)
Net asset value per unit at quarter end	93.84	95.24	95.33	97.25

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$31,043	$24,893	$17,264	$14,548
Net investment income	14,787	8,512	8,641	3,418
Net realized and unrealized (losses) gains	(1,220)	4,780	(556)	5,329
Net increase in Members’ Capital from operations	13,567	13,292	8,085	8,747
Basic and diluted earnings (loss) per Unit	0.99	0.97	(0.59)	0.65
Net asset value per unit at quarter end	99.36	102.23	101.26	100.68

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$10,191	$2,582	$359	$—
Net investment income (loss)	6,082	(434)	(925)	—
Net realized and unrealized (losses) gains	(344)	4,751	407	—
Net increase (decrease) in Members’ Capital from operations	5,738	4,317	(518)	—
Basic and diluted earnings (loss) per Unit	0.54	0.61	(0.10)	—
Net asset value per unit at quarter end	100.23	100.54	99.90	100.00

12. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.