Form 10-Q
period 2021-03-31
TCW Direct Lending VII LLC
filed 2021-05-10
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of March 31, 2021, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 10, 2021 was 13,734,010.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2021

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (1)
Aerospace & Defense
			Revolver
	Cassavant Holdings, LLC	01/02/20	9.50% (LIBOR + 8.00%, 1.50% Floor)	0.2%	$1,567,896	01/02/25	$1,567,896	$1,492,637
			Term Loan
	Cassavant Holdings, LLC	01/02/20	9.50% (LIBOR + 8.00%, 1.50% Floor)	1.4%	14,103,093	01/02/25	13,924,464	13,426,144
			Last Out Term Loan
	Columbia Helicopters Inc.	08/20/19	9.00% (LIBOR + 7.50%, 1.50% Floor)	3.5%	33,706,398	08/20/24	33,241,054	33,470,453
			Term Loan
	Heligear Acquisition Co.	07/30/19	8.00% (LIBOR + 6.50%, 1.50% Floor)	6.0%	57,127,154	07/30/24	56,350,557	57,698,425
			Revolver
	Karman Holdings LLC	12/21/20	7.50% (LIBOR + 6.50%, 1.00% Floor)	0.2%	1,638,716	12/21/25	1,638,716	1,638,716
			Term Loan
	Karman Holdings LLC	12/21/20	7.50% (LIBOR + 6.50%, 1.00% Floor)	6.8%	65,138,957	12/21/25	63,773,953	65,204,096
			Term Loan
	Navistar Defense, LLC	12/31/18	7.75% (LIBOR + 6.25%, 1.50% Floor)	1.8%	17,108,408	12/31/23	16,841,067	17,108,408

				19.9%			187,337,707	190,038,879

Air Freight & Logistics
			Last Out Delayed Draw Term Loan
	Need It Now Delivers, LLC	12/23/19	10.25% (LIBOR + 8.50%, 1.75% Floor)	0.2%	1,460,235	12/23/24	1,460,235	1,442,712
			Last Out Term Loan
	Need It Now Delivers, LLC	12/23/19	10.25% (LIBOR + 8.50%, 1.75% Floor)	1.4%	13,880,748	12/23/24	13,626,367	13,714,179

				1.6%			15,086,602	15,156,891

Auto Components
			Last Out Term Loan
	Shipston Group U.S. Inc.	05/18/20	9.00% inc PIK (LIBOR + 7.75%, 1.25% Floor, 2.00% PIK)	0.2%	1,755,121	09/28/23	1,755,121	1,755,121
			Last Out Term Loan
	Shipston Group U.S. Inc.	09/28/18	9.00% inc PIK (LIBOR + 7.75%, 1.25% Floor, 2.00% PIK)	2.7%	26,263,361	09/28/23	26,056,191	26,263,361

				2.9%			27,811,312	28,018,482

Beverages
			Term Loan
	Caiman Merger Sub LLC	11/01/19	6.25% (LIBOR + 5.25%, 1.00% Floor)	1.5%	14,001,578	11/01/25	13,885,695	14,281,610
			Term Loan
	Westrock Coffee Company, LLC	02/28/20	10.50% inc PIK (LIBOR + 9.00%, 1.50% Floor, 0.75% PIK)	6.9%	65,516,171	02/28/25	64,624,405	65,843,751

				8.4%			78,510,100	80,125,361

Chemicals
			Delayed Draw Term Loan
	AGY Holdings Corp. (2)	09/21/20	11.50% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	1.5%	14,324,391	09/21/25	14,324,391	14,324,391
			Term Loan
	AGY Holdings Corp. (2)	09/21/20	11.50% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	2.5%	24,007,640	09/21/25	24,007,640	24,007,640
			Term Loan
	GEON Performance Solutions, LLC	10/25/19	7.88% (LIBOR + 6.25%, 1.63% Floor)	2.1%	20,112,821	10/25/24	20,050,821	20,515,078

				6.1%			58,382,852	58,847,109

Commercial Services & Supplies
	Clover Imaging Group, LLC	12/16/19	Term Loan
			9.00% (LIBOR + 7.50%, 1.50% Floor)	1.0%	9,513,632	12/16/24	9,371,895	9,589,741

				1.0%			9,371,895	9,589,741

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Construction & Engineering
			Delayed Draw Term Loan A
	UniTek Acquisition, Inc.	09/16/20	7.50% inc PIK (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.1%	$1,571,343	08/20/23	$947,670	$1,362,355
			Delayed Draw Term Loan B
	UniTek Acquisition, Inc.	08/20/18	8.50% inc PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	0.3%	3,384,865	08/20/24	3,384,865	2,765,435
			Revolver
	UniTek Acquisition, Inc.	11/10/20	6.50% (LIBOR + 5.50%, 1.00% Floor)	0.0%	428,535	08/20/23	428,535	371,540
			Term Loan A
	UniTek Acquisition, Inc.	09/16/20	7.50% inc PIK (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.7%	7,856,716	08/20/23	4,733,111	6,811,773
			Term Loan B
	UniTek Acquisition, Inc.	08/20/18	8.50% inc PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	1.5%	16,925,280	08/20/24	16,695,140	13,827,954

				2.6%			26,189,321	25,139,057

Construction Materials
			Mezzanine Loan
	United Poly Systems Holding, Inc.	12/28/20	13.00% inc PIK (13.00% Fixed Coupon, all PIK)	0.7%	7,296,000	12/31/25	7,296,000	6,354,816

				0.7%			7,296,000	6,354,816

Consumer Durables & Apparel
			Term Loan
	Rocky Brands, Inc. (4)	03/15/21	8.00% (LIBOR + 7.00%, 1.00% Floor)	6.2%	60,080,185	03/15/26	58,889,768	58,998,742

				6.2%			58,889,768	58,998,742

Consumer Services
			Term Loan
	Grand Circle Corporation	02/26/21	11.75% (LIBOR + 10.50%, 1.25% Floor)	4.2%	40,363,826	02/26/26	39,571,581	39,879,460

				4.2%			39,571,581	39,879,460

Electronic Equipment, Instruments & Components
			Term Loan A
	SMTC Corporation (4)	11/08/18	10.50% (LIBOR + 8.75%, 1.75% Floor)	2.4%	22,145,697	11/08/23	21,550,218	22,588,611

				2.4%			21,550,218	22,588,611

Energy Equipment & Services
			Term Loan
	Profrac Services, LLC	09/07/18	9.75% (LIBOR + 8.50%, 1.25% Floor)	3.8%	38,214,420	09/07/23	36,751,744	36,800,486
			Revolver
	WDE TorSill Holdings LLC	10/22/19	11.00% inc PIK (LIBOR + 9.50%, 1.50% Floor, 2.75% PIK)	0.3%	3,269,195	10/22/24	3,269,195	3,285,541
			Term Loan
	WDE TorSill Holdings LLC	10/22/19	11.00% inc PIK (LIBOR + 9.50%, 1.50% Floor, 2.75% PIK)	2.8%	26,153,923	10/22/24	25,681,432	26,284,692

				6.9%			65,702,371	66,370,719

Food Products
			Term Loan
	Hometown Food Company	08/31/18	6.25% (LIBOR + 5.00%, 1.25% Floor)	3.0%	29,218,269	08/31/23	28,897,882	29,218,269

				3.0%			28,897,882	29,218,269

Health Care Technology
			Term Loan
	American Academy Holdings, LLC	08/14/19	10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, 3.75% PIK)	3.3%	31,121,176	06/15/23	30,701,790	31,432,388
			Term Loan
	PatientPoint Health Technologies, LLC	03/30/21	8.00% (LIBOR + 7.00%, 1.00% Floor)	1.7%	16,800,000	03/07/25	16,338,643	16,346,400

				5.0%			47,040,433	47,778,788

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Hotels, Restaurants & Leisure
			Revolver
	FM Restaurants Holdco, LLC	11/25/19	9.75% (LIBOR + 8.00%, 1.75% Floor)	0.3%	$2,413,636	11/22/24	$2,413,636	$2,367,777
			Term Loan
	FM Restaurants Holdco, LLC	11/25/19	9.75% (LIBOR + 8.00%, 1.75% Floor)	2.2%	21,451,193	11/22/24	21,062,593	21,043,621
			Delayed Draw Term Loan
	KBP Investments, LLC (5)	09/18/20	6.00% (LIBOR + 5.00%, 1.00% Floor)	0.0%	-	05/14/23	(167,477)	(167,477)
			Term Loan
	Red Lobster Management, LLC	01/22/21	9.00% (LIBOR + 8.00%, 1.00% Floor)	6.0%	58,682,018	01/22/26	57,552,727	57,743,106

				8.5%			80,861,479	80,987,027

Household & Personal Products
			Revolver
	Obagi Cosmeceuticals LLC	03/16/21	8.50% (LIBOR + 7.50%, 1.00% Floor)	0.9%	9,046,400	03/16/26	9,046,400	8,910,704
			Term Loan
	Obagi Cosmeceuticals LLC	03/16/21	8.50% (LIBOR + 7.50%, 1.00% Floor)	5.1%	49,755,200	03/16/26	48,398,241	49,008,872

				6.0%			57,444,641	57,919,576

Household Durables
			Last Out Term Loan
	Hunter Fan Company	11/05/19	7.63% (LIBOR + 6.63%, 1.00% Floor)	3.6%	34,152,423	12/20/23	34,118,489	34,152,423
			Last Out Term Loan
	Slogic Holding Corp. (6)	06/29/18	6.87% (LIBOR + 5.87%, 1.00% Floor)	2.8%	27,109,977	06/22/23	26,989,034	27,109,977

				6.4%			61,107,523	61,262,400

Household Products
			Last Out Term Loan
	Greenfield World Trade, Inc.	03/04/19	14.83% inc PIK (LIBOR + 13.33%, 1.50% Floor, 6.00% PIK)	4.5%	44,663,099	03/04/24	43,351,148	43,233,880

				4.5%			43,351,148	43,233,880

Information Technology Services
			Delayed Draw Term Loan
	Corcentric, Inc.	11/15/18	9.00% (LIBOR + 7.50%, 1.50% Floor)	1.3%	12,598,360	11/15/23	12,598,360	12,724,344
			Term Loan
	Corcentric, Inc.	11/15/18	9.00% (LIBOR + 7.50%, 1.50% Floor)	3.4%	32,023,580	11/15/23	31,597,378	32,343,816

				4.7%			44,195,738	45,068,160

Internet & Direct Marketing Retail
			First Out Term Loan
	Altern Marketing LLC	09/30/20	8.00% (LIBOR + 6.00%, 2.00% Floor)	1.6%	14,895,526	10/07/24	14,624,103	15,014,691

				1.6%			14,624,103	15,014,691

Media
			Term Loan
	Encompass Digital Media, Inc.	10/01/18	8.75% inc PIK (LIBOR + 7.50%, 1.25% Floor, 1.13% PIK)	3.1%	29,911,802	09/28/23	29,714,908	29,911,802
			Revolver
	Winsight, LLC	11/15/18	8.00% (LIBOR + 7.00%, 1.00% Floor)	0.2%	1,529,553	11/15/23	1,529,553	1,399,541
			Term Loan
	Winsight, LLC	11/15/18	8.00% (LIBOR + 7.00%, 1.00% Floor)	2.5%	26,263,333	11/15/23	25,900,765	24,030,950

				5.8%			57,145,226	55,342,293

Metals & Mining
			Term Loan
	DBM Global, Inc.	11/30/18	8.25% (LIBOR + 6.50%, 1.75% Floor)	4.6%	44,762,501	11/30/23	44,285,728	44,001,538

				4.6%			44,285,728	44,001,538

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Multiline Retail
			Term Loan
	Torrid LLC	06/14/19	7.75% (LIBOR + 6.75%, 1.00% Floor)	3.0%	$28,817,277	12/16/24	$28,380,614	$29,105,450

				3.0%			28,380,614	29,105,450

Packaging
			Term Loan
	Hoover Group, Inc.	10/01/20	9.75% (LIBOR + 8.50%, 1.25% Floor)	3.2%	30,428,950	10/01/24	29,896,183	30,581,095

				3.2%			29,896,183	30,581,095

Personal Products
			Term Loan
	Voyant Beauty Holdings, Inc.	08/20/20	9.50% (LIBOR + 8.00%, 1.50% Floor)	6.2%	58,256,982	08/20/25	56,971,257	59,422,122

				6.2%			56,971,257	59,422,122

Publishing
			Term Loan
	Bendon Inc.	12/11/20	7.50% (LIBOR + 6.50%, 1.00% Floor)	5.5%	52,930,337	12/11/25	51,800,733	52,453,964

				5.5%			51,800,733	52,453,964

Software
			Term Loan
	Mondee Holdings LLC	12/20/19	12.25% inc PIK (LIBOR + 10.50%, 1.75% Floor, all PIK)	7.7%	86,180,362	12/23/24	84,066,101	73,598,029
			Term Loan
	Quicken Parent Corp.	12/21/20	9.25% (LIBOR + 8.25%, 1.00% Floor)	1.8%	17,469,816	04/01/23	17,268,933	17,469,816

				9.5%			101,335,034	91,067,845

Textiles, Apparel & Luxury Goods
			Revolver
	Centric Brands Inc. (4)	10/09/20	6.50% (LIBOR + 5.50%, 1.00% Floor)	0.2%	2,236,562	10/09/24	2,236,562	2,236,562
			Term Loan
	Centric Brands Inc. (4)	10/09/20	10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, all PIK)	3.5%	36,016,859	10/09/25	32,491,985	33,099,494
			Term Loan
	Keeco Holdings, LLC	09/19/18	10.00% inc PIK (LIBOR + 8.25%, 1.75% Floor, 0.50% PIK)	6.0%	57,562,955	03/15/24	56,914,002	57,044,888

				9.7%			91,642,549	92,380,944

	Total Debt Investments			150.1%			1,434,679,998	1,435,945,910

Equity					Shares		Amortized Cost	Fair Value

Chemicals
	AGY Equity LLC (2) (3) (7)		Class A Preferred Units	0.0%	7,752,414		-	-
	AGY Equity LLC (2) (3) (7)		Class B Preferred Units	0.0%	10,078,138		-	-
	AGY Equity LLC (2) (3) (7)		Class C Common Units	0.0%	11,241,000		-	-

				0.0%			-	-

Construction Materials
	United Poly Systems Holding, Inc. (3) (7)		Common Stock	0.0%	7,550		755,000	-

				0.0%			755,000	-

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	Equity (continued)
Electronic Equipment, Instruments & Components
	SMTC Corporation (3) (4)		Common Stock	0.0%	48,036	$150,833	$288,216
	SMTC Corporation (3) (4)		Warrant, expires 11/08/25	0.3%	484,326	1,938,457	2,905,956

				0.3%		2,089,290	3,194,172

Household Durables
	Shelterlogic Group Holdings, Inc (3) (6) (7)		Common Stock	1.5%	1,240,731	-	13,846,558

				1.5%		-	13,846,558

Household Products
	Greenfield World Trade, Inc. (3) (7)		Warrant, expires 03/25/27	0.6%	7,403	1,463,118	5,250,745

				0.6%		1,463,118	5,250,745

Software
	Mondee Holdings LLC (3) (7)		Class G Preferred Stock	0.1%	1,226,708	1,226,708	1,226,708

				0.1%		1,226,708	1,226,708

Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3) (4) (7)		Membership Interests	0.0%	159,658	-	-
	Centric Brands L.P. (3) (4) (7)		Class A LP Interests	0.0%	159,658	-	-

				0.0%		-	-

	Total Equity Investments			2.5%		5,534,116	23,518,183

	Total Debt & Equity Investments (8)			152.6%		1,440,214,114	1,459,464,093

	Cash Equivalents
	Fixed Income Clearing Corporation Repo, Yield 0.00%			11.3%	-	108,040,586	108,040,586

	Total Cash Equivalents			11.3%	-	108,040,586	108,040,586

	Total Investments (163.9%)					$1,548,254,700	$1,567,504,679

	Net unrealized depreciation on unfunded commitments (0.1%)						(578,797)

	Liabilities in Excess of Other Assets (-63.8%)						(610,422,832)

	Net Assets (100.0%)						$956,503,050

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)

As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and March 31, 2021 along with transactions during the period ended March 31, 2021 in these controlled investments are as follows:

Name of Investment	Fair Value at 12/31/2020	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at March 31, 2021	Interest/Dividend/Other income
AGY Holdings Corp. Opco Term Loan - 11.50% inc. PIK	$3,391,067	$10,933,324	$-	$-	$-	14,324,391	244,932
AGY Holdings Corp. PIK Holdco Term Loan - 11.50% inc. PIK	23,651,102	356,538	-	-	-	24,007,640	683,421
AGY Holdings Corp. Class A Preferred units	-	-	-	-	-	-	-
AGY Holdings Corp. Class B Preferred units	-	-	-	-	-	-	-
AGY Holdings Corp. Class C Common units	-	-	-	-	-	-	-

Total Controlled Affiliated investments	$27,042,169	$11,289,862	$-	$-	$-	$38,332,031	$928,353

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2021

(3)	Non-income producing.

(4)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2021, $120,117,581 or 7.3% of the Company’s total assets were represented by “non-qualifying assets.”

(5)	Negative balance relates to an unfunded commitment that was acquired at a discount.

(6)

As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and March 31, 2021 along with transactions during the period ended March 31, 2021 in these affiliated investments are as follows:

Name of Investment	Fair Value at 12/31/2020	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at March 31, 2021	Interest/ Dividend/Other income
Shelterlogic Group Holdings, Inc. Common Stock	$9,578,443	$-	$-	$-	$4,268,115	$13,846,558	-
Slogic Holding Corp. Last Out Term Loan - 6.87%	27,252,661	14,112	(142,684)	-	(14,112)	27,109,977	507,414

Total Non-Controlled Affiliated Investments	$36,831,104	$14,112	$(142,684)	$-	$4,254,003	$40,956,535	$507,414

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(7)

All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of March 31, 2021, the aggregate fair value of these securities was $20,324,011, or 1.2% of the Company’s total assets.

(8)

The fair value of the SMTC Corporation common stock is based on the quoted market price of the issuer’s common stock as of March 31, 2021. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of the SMTC Corporation warrant is based on the quoted market price of the issuer’s stock as of March 31, 2021. Such warrants are considered to be Level 2 securities within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $318,050,464 and $282,112,653, respectively, for the period ended March 31, 2021. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

See Notes to Consolidated Financial Statements

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

(7)

All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 and may be deemed “restricted securities” under the Securities Act. As of December 31, 2020, the aggregate fair value of these securities was $15,882,039, or 1.0% of the Company’s total assets.

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of March 31, 2021 (unaudited)	As of December 31, 2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,374,893 and $1,345,545, respectively)	$1,380,175	$1,340,325
Non-controlled affiliated investments (amortized cost of $26,989 and $27,118, respectively)	40,957	36,831
Controlled affiliated investments (amortized cost of $38,332 and $27,042, respectively)	38,332	27,042
Cash and cash equivalents	128,772	148,204
Receivable for investments sold	44,351	-
Interest receivable	7,556	5,292
Deferred financing costs	3,676	4,314
Due from Adviser	-	1,023
Prepaid and other assets	44	80

Total Assets	$1,643,863	$1,563,111

Liabilities
Revolving credit facilities payable	$325,500	$337,500
Term loan (net of $1,516 and $1,648 of deferred financing costs, respectively)	245,984	245,852
Payable for open trades	70,500	125,229
Incentive fee payable	36,376	15,278
Management fees payable	5,324	4,955
Interest and credit facilities expense payable	2,396	2,448
Unrealized depreciation on unfunded commitments	579	945
Directors’ fees payable	84	-
Other accrued expenses and other liabilities	617	507

Total Liabilities	$687,360	$732,714

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	$1,373,401	$1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(331,401)	(458,401)
Common Unitholders’ return of capital	(53,683)	(53,683)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)

Common Unitholders’ capital	985,819	858,819
Accumulated loss	(29,316)	(28,422)

Total Members’ Capital	$956,503	$830,397

Total Liabilities and Members’ Capital	$1,643,863	$1,563,111

Net Asset Value Per Unit (Note 10)	$93.77	$93.84

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the Three Months Ended March 31,
	2021	2020
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$32,236	$33,294
Interest income paid-in-kind	5,643	2,652
Other fee income	68	106
Non-controlled affiliated investments:
Interest income	507	-
Controlled affiliated investments:
Interest income	492	-
Interest income paid-in-kind	436	-

Total investment income	39,382	36,052

Expenses
Incentive fees	21,098	(12,148)
Management fees	5,324	4,955
Interest and credit facilities expenses	4,504	7,240
Administrative fees	367	363
Professional fees	273	195
Directors’ fees	98	98
Other expenses	956	57

Total expenses	32,620	760

Net investment income	$6,762	$35,292

Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	$1,221	$1,943
Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments	10,869	(66,230)
Non-controlled affiliated investments	4,254	-

Net realized and unrealized gain (loss) on investments	$16,344	$(64,287)

Net increase (decrease) in Members’ Capital from operations	$23,106	$(28,995)

Basic and diluted:
Income (Loss) per unit	$1.68	$(2.11)

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2019	$817,863	$(1,633)	$816,230
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	-	35,292	35,292
Net realized gain on investments	-	1,943	1,943
Net change in unrealized appreciation/depreciation on investments	-	(66,230)	(66,230)

Total Decrease in Members’ Capital for the three months ended March 31, 2020	-	(28,995)	(28,995)

Members’ Capital at March 31, 2020	$817,863	$(30,628)	$787,235

Members’ Capital at December 31, 2020	$858,819	$(28,422)	$830,397
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	-	6,762	6,762
Net realized gain on investments	-	1,221	1,221
Net change in unrealized appreciation/depreciation on investments	-	15,123	15,123
Distributions to Members from:
Distributable earnings	-	(24,000)	(24,000)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	127,000	-	127,000

Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2021	127,000	(894)	126,106

Members’ Capital at March 31, 2021	$985,819	$(29,316)	$956,503

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$23,106	$(28,995)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchases of investments	(311,971)	(208,953)
Interest income paid-in-kind	(6,079)	(2,652)
Proceeds from sales and paydowns of investments	282,113	260,844
Net realized gain on investments	(1,221)	(1,943)
Net change in unrealized appreciation/depreciation on investments	(15,123)	66,230
Amortization of premium and accretion of discount, net	(3,351)	(2,483)
Amortization of deferred financing costs	772	717
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(44,351)	-
(Increase) decrease in interest receivable	(2,264)	(3,317)
(Increase) decrease in due from Adviser	1,023	-
(Increase) decrease in prepaid and other assets	36	33
Increase (decrease) in payable for open trades	(54,729)	-
Increase (decrease) in incentive fees payable	21,098	(12,148)
Increase (decrease) in management fees payable	369	1,102
Increase (decrease) in interest and credit facilities expense payable	(52)	263
Increase (decrease) in directors’ fees payable	84	84
Increase (decrease) in other accrued expenses and liabilities	110	311

Net cash (used in) provided by operating activities	$(110,430)	$69,093

Cash Flows from Financing Activities
Contributions	$127,000	$-
Distributions	(24,000)	-
Deferred financing costs paid	(2)	(1,624)
Proceeds from credit facilities	15,000	-
Repayments of credit facilities	(27,000)	(100,000)
Proceeds from repurchase obligation	125,229	-
Repayments of repurchase obligation	(125,229)	-

Net cash provided by (used in) financing activities	$90,998	$(101,624)

Net decrease in cash and cash equivalents	$(19,432)	$(32,531)

Cash and cash equivalents, beginning of period	$148,204	$220,074

Cash and cash equivalents, end of period	$128,772	$187,543

Supplemental and non-cash financing activities
Interest expense paid	$4,236	$5,913

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

March 31, 2021

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

March 31, 2021

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2021, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Unitholder	$1,373,401	$331,401	75.9%	13,734,010

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

The Recallable Amount as of March 31, 2021 was $53,683.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2021

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

March 31, 2021

2. Significant Accounting Policies (Continued)

Organization and Offering Costs: The Company expensed organization costs totaling $740 (net of $380 in Adviser reimbursement) since its inception through December 31, 2018. Offering costs totaling $633 (net of $324 in Adviser reimbursement) were charged directly to Members’ Capital on December 31, 2018. No additional organization and offering costs were incurred subsequent to December 31, 2018. The Company did not bear more than an amount equal to 10 basis points of the aggregate capital commitments for organization and offering expenses.

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2021, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU provides optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of the London Interbank Offered Rate (“LIBOR”) and other interbank offered reference rates as of the end of 2021. The ASU is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

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

March 31, 2021

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2021:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,435,946	$1,435,946
Equity	288	2,906	20,324	23,518
Cash equivalents	108,041	—	—	108,041

Total Assets	$108,329	$2,906	$1,456,270	$1,567,505

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

March 31, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2021:

	Debt	Equity	Total
Balance, January 1, 2021	$1,385,675	$15,883	$1,401,558
Purchases*	318,050	—	318,050
Sales and paydowns of investments	(278,996)	(3,117)	(282,113)
Amortization of premium and accretion of discount, net	3,351	—	3,351
Net realized (losses) gains	(1,896)	3,117	1,221
Net change in unrealized appreciation/depreciation	9,762	4,441	14,203

Balance, March 31, 2021	$1,435,946	$20,324	$1,456,270

Net change in unrealized appreciation/depreciation in investments held as of March 31, 2021	$8,902	$6,273	$15,175

*	Includes payments received in-kind

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

The Company did not have any transfers between levels during the three months ended March 31, 2021 and 2020.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2021:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$1,333,634	Income Method	Discount Rate	5.3% to 19.0%	10.4%	Decrease
Debt	$27,110	Market Method	EBITDA Multiple	6.5x to 7.5x	N/A	Increase
Debt	$38,332	Market Method	Revenue Multiple	0.6x to 0.8x	N/A	Increase
Debt	$36,870	Income Method	Discount Rate	5.6% to 9.1%	7.2%	Decrease
Debt		Income Method	Take Out Indication	102.0% to 102.0%	N/A	Increase
Equity	$13,846	Market Method	EBITDA Multiple	5.8x to 7.5x	N/A	Increase
Equity	$—	Market Method	Revenue Multiple	0.6x to 0.8x	N/A	Increase
Equity	$—	Market Method	EBITDA Multiple	5.0x to 6.0x	N/A	Increase
			Revenue Multiple	0.5x to 0.7x	N/A	Increase
Equity	$5,251	Market Method	EBITDA Multiple	9.3x to 10.3x	N/A	Increase
		Income Method	Implied Volatility	25.0% to 35.0%	N/A	Increase
			Expected Term (in years)	1.0 to 6.0	N/A	Increase
Equity	$1, 227	Market Method	Revenue Multiple	1.8x to 2.8x	N/A	Increase
		Income Method	Implied Volatility	35.0% to 45.0%	N/A	Increase
			Expected Term (in years)	0.8 to 1.3	N/A	Increase

*	Weighted based on fair value

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2021

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

4. Agreements and Related Party Transactions

Advisory Agreement: On December 29, 2017, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, its registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser.

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

March 31, 2021

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

March 31, 2021

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

March 31, 2021

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

March 31, 2021

4. Agreements and Related Party Transactions (Continued)

“Adviser Operating Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including the Company, in connection with maintaining and operating the Adviser’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than those incurred in maintaining fidelity bonds and indemnitee insurance policies), in furtherance of providing supervisory investment management services for the Company. Adviser Operating Expenses also include any expenses incurred by the Adviser or its Affiliates in connection with the Adviser’s registration as an investment adviser under the Investment Advisers Act of 1940, as amended, or with its compliance as a registered investment adviser thereunder.

All Adviser Operating Expenses and all expenses of the Company that the Company will not bear will, as set forth above, will be borne by the Adviser or its affiliates.

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2021 and December 31, 2020:

		March 31, 2021		December 31, 2020
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2022	$—	$—	$10,854	$—
Altern Marketing LLC	October 2024	5,217	—	2,473	—
Bendon Inc.	December 2025	7,263	73	8,254	149
Caiman Merger Sub LLC	November 2024	1,032	—	1,031	—
Centric Brands Inc.	October 2024	2,461	—	2,922	—
Encompass Digital Media, Inc.	September 2023	2,528	—	1,661	28
GEON Performance Solutions, LLC	October 2024	2,351	—	2,350	—
Hometown Food Company	August 2023	5,881	—	5,097	—
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	4,916	—	9,364	122
KBP Investments LLC	September 2022	15,000	—	15,000	—
Mondee Holdings LLC	December 2024	8,613	—	8,613	—
Obagi Cosmeceuticals LLC	March 2026	9,046	136	-	—
Production Resource Group LLC	October 2021	—	—	1,443	—
Quicken Parent Corp.	April 2023	948	—	948	7
UniTek Acquisition, Inc.	August 2023	2,785	370	3,214	498
WDE TorcSill Holdings LLC	October 2024	4,359	—	4,564	141

Total		$72,400	$579	$77,788	$945

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2021, the Company is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2021

6. Members’ Capital

The Company’s Unit activity for the three months ended March 31, 2021 and 2020, was as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Units at beginning of period	13,734,010	13,734,010

Units issued and committed at end of period	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three months ended March 31, 2021 and 2020.

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

The Natixis Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement is May 10, 2021, unless such date is extended at the Company’s option no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%. As of December 31, 2020, the Natixis Maximum Commitment was $280,000. On March 10, 2021, the Natixis Maximum Commitment was reduced to $250,000.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2021, the Company was in compliance with such covenants.

As of March 31, 2021 and December 31, 2020, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of March 31, 2021 and December 31, 2020 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2021	$250,000	$160,000	$25,378
As of December 31, 2020	$280,000	$172,000	$85,230

(1)	The amount available considers any limitations related to the debt facility borrowing.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2021

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2021, the Borrower was in compliance with such covenants.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2021

7. Credit Facilities (Continued)

Borrowings of the Borrower are non-recourse to the Company but are consolidated in the Company’s consolidated financial statements and considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of March 31, 2021 and December 31, 2020, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of March 31, 2021 and December 31, 2020 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2021	$825,000	$413,000	$304,495
As of December 31, 2020	$825,000	$413,000	$334,734

(1)	The amount available considers any limitations related to the facility borrowing.

Borrowings under the PNC Credit Facility as of March 31, 2021 and December 31, 2020 consisted of $165,500 from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $247,500 of PNC Term Loan.

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

Costs associated with the Revolving Credit Facilities were primarily recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of March 31, 2021 and December 31, 2020, $3,676 and $4,314, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company’s Consolidated Statements of Assets and Liabilities. As of March 31, 2021 and December 31, 2020, $1,516 and $1,648 million, respectively, of such deferred financing costs have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of March 31, 2021	As of December 31, 2020
Principal amount outstanding on PNC Term Loan	$247,500	$247,500
Deferred financing costs	(1,516)	(1,648)

PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$245,984	$245,852

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of March 31, 2021 and 2020, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2021

7. Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Credit Facilities interest expense	$3,307	$6,270
Unused commitment fees	425	253
Amortization of deferred financing costs	772	717

Total	$4,504	$7,240

Weighted average interest rate	2.27%	3.72%
Average outstanding balance	$581,733	$666,890

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

During the three months ended March 31, 2021, the Company entered into and settled a repurchase agreement for which the Company incurred interest expense of $892.

The Company had no outstanding Repurchase Obligations as of March 31, 2021 and December 31, 2020.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2021

9. Income Taxes (Continued)

As of March 31, 2021 and December 31, 2020, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of March 31, 2021	As of December 31, 2020
Cost of investments for federal income tax purposes	$1,548,255	$1,532,332
Unrealized appreciation	$38,151	$32,386
Unrealized depreciation	$(18,901)	$(27,893)
Net unrealized appreciation on investments	$19,250	$4,493

The Company did not have any unrecognized tax benefits as of December 31, 2020, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior two years.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2021

10. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2021 and 2020 is presented below.

	For the Three Months Ended March 31,
	2021(1)	2020(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$93.84	$99.36

Net Decrease in Common Unitholder NAV from Prior Period	—	—

Income (Loss) from Investment Operations:
Net investment income	0.49	2.57
Net realized and unrealized gain (loss)	1.19	(4.68)

Total from investment operations	1.68	(2.11)
Less Distributions:
From distributable earnings	(1.75)	—

Total distributions	(1.75)	—

Net Asset Value Per Unit (accrual base), End of Period	$93.77	$97.25

Unitholder Total Return(2)(3)	2.66%	(3.53)%

Unitholder IRR before incentive fees(4)	11.51%	3.05%

Unitholder IRR after all fees and expenses(4)	9.33%	3.05%

Ratios and Supplemental Data
Members’ Capital, end of period	$956,503	$787,235
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	15.38%	0.38%
Ratio of financing cost to average net assets(3)	0.52%	0.89%
Ratio of net investment income to average net assets(5)	3.19%	17.45%
Ratio of incentive fees to average net assets(5)	9.95%	(6.01)%
Credit facilities payable	571,484	655,015
Asset coverage ratio	2.67	2.20
Portfolio turnover rate(3)	19.85%	15.78%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of March 31, 2021 and 2020, respectively.
(2)

The Total Return for the three months ended March 31, 2021 and 2020 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.

(3)	Not annualized.
(4)

The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 11.51%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.32%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(5)	Annualized.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2021

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On May 10, 2021, the Company amended the Natixis Credit Agreement to among other things, extend the maturity date of the Natixis Revolving Credit Facility to May 9, 2022.

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

•	pandemics or other serious public health events, such as the ongoing global outbreak of COVID-19;

•	an inability to replicate the historical success of any previously launched fund managed by the private credit team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities and Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

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

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 22, 2021.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (as amended, the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

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

On February 12, 2020, we formed our third wholly-owned subsidiary, TCW DLG Funding VII 2020-1 LLC, a single member Delaware limited liability company.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. The historical investment philosophy, strategy and approach of the private credit team of the Adviser (the “Private Credit Team” fka the “Direct Lending Team”) has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Private Credit Team to originate a significant amount of investments for us with PIK interest features, from time to time we may make, and currently have, investments that contain such features. We may have investments with PIK interest features in certain circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

Investment Activity

As of March 31, 2021, our portfolio consisted of 57 debt investments and 11 equity investments. Based on fair values as of March 31, 2021, our portfolio was 98.4% invested in debt investments which were mostly senior secured term loans. The remaining 1.6% represented our equity investments, which were comprised of common stock, preferred stock and warrants.

As of December 31, 2020, our portfolio consisted of 60 debt investments and 11 equity investments. Based on fair values as of December 31, 2020, our portfolio was 98.7% invested in debt investments which were mostly senior secured term loans. The remaining 1.3% represented our equity investments, which were comprised of common stock, preferred stock and warrants.

We had no debt investments on non-accrual status as of March 31, 2021 and December 31, 2020.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as March 31, 2021:

Industry	Percent of Total Investments

Aerospace & Defense	13%
Textiles, Apparel & Luxury Goods	6%
Software	6%
Hotels, Restaurants & Leisure	6%
Beverages	5%
Household Durables	5%
Energy Equipment and Services	5%
Personal Products	4%
Consumer Durables & Apparel	4%
Chemicals	4%
Household & Personal Products	4%
Media	4%
Publishing	4%
Household Products	3%
Health Care Technology	3%
Information Technology Services	3%
Metals & Mining	3%
Consumer Services	3%
Packaging	2%
Food Products	2%
Multiline Retail	2%
Auto Components	2%
Construction and Engineering	2%
Electronic Equipment, Instrument & Components	2%
Air Freight & Logistics	1%
Internet & Direct Marketing Retail	1%
Commercial Services and Supplies	1%
Construction Materials	0%

Total	100%

Interest income, including interest income paid-in-kind, was $39.3 million and $35.9 million for the three months ended March 31, 2021 and 2020, respectively. We also earned $0.1 million in other fee income during the three months ended March 31, 2021 and 2020.

Results of Operations

Our operating results for the three months ended March 31, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020

Total investment income	$39,382	$36,052
Net expenses	32,620	760

Net investment income	6,762	35,292

Net realized gain on investments	1,221	1,943
Net change in unrealized appreciation/depreciation on investments	15,123	(66,230)

Net increase (decrease) in Members’ Capital from operations	$23,106	$(28,995)

Total investment income

Total investment income for the three months ended March 31, 2021 and 2020 was $39.4 million and $36.1 million, respectively. The increase in total investment income during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the increase in our portfolio of debt investments, which included to 57 debt investments as of March 31, 2021, compared to 51 as of March 31, 2020.

Net investment income

Net investment income for the three months ended March 31, 2021 and 2020 was $6.8 million and $35.3 million, respectively. The decrease in our net investment income during the three months ended March 31, 2021 compared to our net investment income during the three months ended March 31, 2020 was primarily due to $21.1 million of incentive fees accrued during the current quarter, compared to the $12.1 million reversal of previously accrued incentive fees during the three months ended March 31, 2020. The incentive fee accrual during the current quarter is commensurate with our internal rate return exceeding the hurdle rate stipulated in our Advisory Agreement (the “hurdle rate”). The reversal of previously accrued incentive fees during the three months ended March 31, 2020 was a result of our internal rate of return (“IRR”) falling below the hurdle rate.

Expenses for the three months ended March 31, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020
Expenses
Incentive fees	$21,098	$(12,148)
Management fees	5,324	4,955
Interest and credit facilities expenses	4,504	7,240
Administrative fees	367	363
Professional fees	273	195
Directors’ fees	98	98
Other expenses	956	57

Total expenses	$32,620	$760

Our total expenses were $32.6 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. Our expenses included management fees attributed to the Adviser of $5.3 million and $5.0 million; and incentive fees attributed to the Adviser of $21.1 million and ($12.1) million, for the three months ended March 31, 2021 and 2020, respectively.

The increase in total expenses during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is primarily due incentive fees that were accrued during the current quarter, commensurate with our IRR exceeding the hurdle rate. In contrast, total expenses during the three months ended March 31, 2020 included a $12.1 million reversal of previously accrued incentive fees, in conjunction with our IRR failing below the hurdle rate during the quarter ended March 31, 2020. This increase was partially offset by lower interest and credit facilities expenses during the current quarter compared to the three months ended March 31, 2020, due to lower interest rates on our credit facilities.

Net realized gain on investments

Our net realized gain on investments for the three months ended March 31, 2021 and 2020 was $1.2 million and $1.9 million, respectively. Our net realized gain during the three months ended March 31, 2021 was primarily attributable to our partial or full dispositions of the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)

Production Resources Group, LLC	Term Loan	$3,117
PSS Industrial Group Corp.	Term Loan	(2,523)
All others	Various	627

Net realized gain		$1,221

Our realized gain during the three months ended March 31, 2020 was primarily attributable to our partial or full dispositions of the following investments (dollar amounts in thousands):

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

Net change in unrealized appreciation/depreciation on investments

Our net change in unrealized appreciation/depreciation investments for the three months ended March 31, 2021 and 2020 was $15.1 million and ($66.2) million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2021 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/Depreciation

Shelterlogic Group Holdings, Inc.	Common Stock	$4,268
PSS Industrial Group Corp.	Term Loan	3,384
Greenfield World Trade, Inc.	Warrants	1,943
Greenfield World Trade, Inc.	Term Loan	1,684
Keeco Holdings, LLC	Term Loan	1,283
Winsight, LLC	Term Loan	971
WDE TorcSill Holdings LLC	Term Loan	928
Profrac Services, LLC	Term Loan	819
Obagi Cosmeceuticals LLC	Term Loan	611
Westrock Coffee Company, LLC	Term Loan	597
Shipston Group U.S. Inc.	Term Loan	583
SMTC Corporation	Warrants	504
Verdesian Life Sciences, LLC	Term Loan	(1,686)
Production Resource Group, LLC	Class A Units	(1,831)
All others	Various	1,065

Net change in unrealized appreciation/depreciation		$15,123

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

Our net change in unrealized appreciation/depreciation during the three months ended March 31, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19, in addition to other business conditions unique to our respective portfolio companies.

Net increase (decrease) in Members’ Capital from operations

Our net increase (decrease) in members’ capital from operations during the three months ended March 31, 2021 and 2020 was $23.1 million and ($29.0) million, respectively. The increase in members’ capital during the during the three months ended March 31, 2021 compared to the decrease during three months ended March 31, 2020 is primarily due to our net change in unrealized appreciation/depreciation during the current quarter which, as previously described, was a net appreciation of $15.1 million, compared to a net depreciation of ($66.2) million during the three months ended March 31, 2020. This was partially offset by the increase in our total expenses during the current quarter compared to the three months ended March 31, 2020.

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

As of March 31, 2021, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

March 31, 2021
Commitments	$1,373,401
Undrawn commitments	$331,401
Percentage of commitments funded	75.9%
Units	13,734,010

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

The Natixis Maximum Commitment may be periodically increased in amounts designated by us, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement is May 10, 2021, unless such date is extended at our option, no more than two times for a term of up to 364 days after the maturity date per such extension. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%. As of December 31, 2020, the Natixis Maximum Commitment was $280.0 million. On March 10, 2021, we further reduced the Natixis Maximum Commitment to $250.0 million.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of March 31, 2021, we were in compliance with such covenants.

As of March 31, 2021 and December 31, 2020, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of March 31, 2021 and December 321, 2020 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)

As of March 31, 2021	$250,000	$160,000	$25,378
As of December 31, 2020	$280,000	$172,000	$85,230

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2021, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are consolidated in our consolidated financial statements and considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of March 31, 2021 and December 31 2020, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of March 31, 2021 and December 31, 2020 is as follows (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2021	$825,000	$413,000	$304,495
As of December 31, 2020	$825,000	$413,000	$334,734

(1)	The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the PNC Credit Facility as of March 31, 2021 and December 31, 2020 consisted of $165.5 million from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $247.5 million of PNC Term Loan.

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

We recorded most of the costs associated with the Revolving Credit Facilities as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of March 31, 2021 and December 31, 2020, $3.7 million and $4.3 million, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities. As of March 31, 2021 and December 31, 2020, $1.5 million and $1.6 million, respectively, of such deferred financing costs have yet to be amortized.

The summary information regarding the Credit Facilities for the three months ended March 31, 2021 and 2020 was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Credit Facilities interest expense	$3,307	$6,270
Unused commitment fees	425	253
Amortization of deferred financing costs	772	717

Total	$4,504	$7,240

Weighted average interest rate	2.27%	3.72%
Average outstanding balance	$581,733	$666,890

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

During the three months ended March 31, 2021, we entered into and settled a repurchase agreement for which we incurred interest expense of $0.9 million.

We had no outstanding Repurchase Obligations as March 31, 2021 and December 31, 2020.

On May 10, 2021, we amended the Natixis Credit Agreement to among other things, extend the maturity date of the Natixis Revolving Credit Facility to May 9, 2022.

We had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

		March 31, 2021		December 31, 2020
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2022	$-	$-	$10,854	$-
Altern Marketing LLC	October 2024	5,217	-	2,473	-
Bendon Inc.	December 2025	7,263	73	8,254	149
Caiman Merger Sub LLC	November 2024	1,032	-	1,031	-
Centric Brands Inc.	October 2024	2,461	-	2,922	-
Encompass Digital Media, Inc.	September 2023	2,528	-	1,661	28
GEON Performance Solutions, LLC	October 2024	2,351	-	2,350	-
Hometown Food Company	August 2023	5,881	-	5,097	-
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	4,916	-	9,364	122
KBP Investments LLC	September 2022	15,000	-	15,000	-
Mondee Holdings LLC	December 2024	8,613	-	8,613	-
Obagi Cosmeceuticals LLC	March 2026	9,046	136	-	-
Production Resource Group LLC	October 2021	-	-	1,443	-
Quicken Parent Corp.	April 2023	948	-	948	7
UniTek Acquisition, Inc.	August 2023	2,785	370	3,214	498
WDE TorcSill Holdings LLC	October 2024	4,359	-	4,564	141

Total		$72,400	$579	$77,788	$945

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2021, 99.6% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of March 31, 2021, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 99.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2021 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$30,713	$17,429	$13,284
Up 200 basis points	14,851	11,619	3,232
Up 100 basis points	2,076	5,810	(3,734)
Down 100 basis points	-	(994)	994

ITEM 4.	CONTROLS AND PROCEDURES

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

TCW DIRECT LENDING VII LLC
Date: May 10, 2021	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 10, 2021	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer