Form 10-Q
period 2021-06-30
TCW Direct Lending VII LLC
filed 2021-08-09
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 9, 2021 was 13,734,010.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2021

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (1)
Aerospace & Defense
	Cassavant Holdings, LLC	01/02/20	Revolver 9.50% (LIBOR + 8.00%, 1.50% Floor)	0.1%	$1,567,896	01/02/25	$1,567,896	$1,583,575
	Cassavant Holdings, LLC	01/02/20	Term Loan 9.50% (LIBOR + 8.00%, 1.50% Floor)	1.3%	14,032,341	01/02/25	13,866,397	14,172,665
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan 9.00% (LIBOR + 7.50%, 1.50% Floor)	2.8%	31,696,398	08/20/24	31,290,995	30,650,417
	Heligear Acquisition Co.	07/30/19	Term Loan 8.00% (LIBOR + 6.50%, 1.50% Floor)	5.0%	55,510,905	07/30/24	54,812,752	56,066,014
	Karman Holdings LLC	12/21/20	Revolver 7.50% (LIBOR + 6.50%, 1.00% Floor)	0.4%	4,916,148	12/21/25	4,916,148	4,916,148
	Karman Holdings LLC	12/21/20	Term Loan 7.50% (LIBOR + 6.50%, 1.00% Floor)	5.9%	64,729,278	12/21/25	63,444,415	65,441,300
	Navistar Defense, LLC	12/31/18	Term Loan 7.75% (LIBOR + 6.25%, 1.50% Floor)	1.4%	17,150,195	12/31/23	16,907,755	15,778,179

				16.9%			186,806,358	188,608,298

Air Freight & Logistics
	Need It Now Delivers, LLC	12/23/19	Last Out Delayed Draw Term Loan 10.25% (LIBOR + 8.50%, 1.75% Floor)	0.1%	1,441,137	12/23/24	1,441,137	1,455,548
	Need It Now Delivers, LLC	12/23/19	Last Out Term Loan 10.25% (LIBOR + 8.50%, 1.75% Floor)	1.2%	13,698,107	12/23/24	13,463,845	13,835,088

				1.3%			14,904,982	15,290,636

Auto Components
	Shipston Group U.S. Inc.	05/18/20	Last Out Term Loan 9.00% inc PIK (LIBOR + 7.75%, 1.25% Floor, 2.00% PIK)	0.2%	1,764,107	09/28/23	1,764,107	1,744,702
	Shipston Group U.S. Inc.	09/28/18	Last Out Term Loan 9.00% inc PIK (LIBOR + 7.75%, 1.25% Floor, 2.00% PIK)	2.3%	26,321,137	09/28/23	26,135,437	26,031,604

				2.5%			27,899,544	27,776,306

Beverages
	Westrock Coffee Company, LLC	02/28/20	Term Loan 10.50% inc PIK (LIBOR + 9.00%, 1.50% Floor, 0.75% PIK)	5.9%	65,229,074	02/28/25	64,399,368	65,555,219

				5.9%			64,399,368	65,555,219

Capital Goods
	Carolina Atlantic Roofing Suppy LLC	05/28/21	Term Loan 8.25% (LIBOR + 7.25%, 1.00% Floor)	4.0%	46,160,000	05/28/26	45,254,228	45,190,640

				4.0%			45,254,228	45,190,640

Chemicals
	AGY Holdings Corp. (2)	09/21/20	Delayed Draw Term Loan 11.50% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	1.3%	14,542,742	09/21/25	14,542,742	14,542,742
	AGY Holdings Corp. (2)	09/21/20	Term Loan 11.50% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	2.2%	24,373,596	09/21/25	24,373,596	24,373,596
	GEON Performance Solutions, LLC	10/25/19	Term Loan 7.88% (LIBOR + 6.25%, 1.63% Floor)	1.7%	18,734,104	10/25/24	18,680,387	19,108,786

				5.2%			57,596,725	58,025,124

Commercial & Professional Services
	Rapid Displays, Inc.	04/16/21	Term Loan 7.63% (LIBOR + 6.63%, 1.00% Floor)	1.3%	14,160,000	04/13/26	13,988,259	13,975,920

				1.3%			13,988,259	13,975,920

Commercial Services & Supplies
	Clover Imaging Group, LLC	12/16/19	Term Loan 9.00% (LIBOR + 7.50%, 1.50% Floor)	0.8%	9,058,382	12/16/24	8,932,491	9,148,966
	Retail Services WIS Corporation	05/20/21	Term Loan 8.75% (LIBOR + 7.75%, 1.00% Floor)	4.7%	53,898,923	05/20/25	52,584,760	52,874,844

				5.5%			61,517,251	62,023,810

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Construction & Engineering
	UniTek Acquisition, Inc.	09/16/20	Delayed Draw Term Loan A 7.50% inc PIK (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.1%	$1,580,077	08/20/23	$956,404	$1,399,948
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B 8.50% inc PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	0.3%	3,403,678	08/20/24	3,403,678	2,835,264
	UniTek Acquisition, Inc.	11/10/20	Revolver 7.75% (Prime + 4.50%, 1.00% Floor)	0.1%	1,072,946	08/20/23	1,072,946	950,630
	UniTek Acquisition, Inc.	09/16/20	Term Loan A 7.50% inc PIK (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.6%	7,900,385	08/20/23	4,777,326	6,999,741
	UniTek Acquisition, Inc.	08/20/18	Term Loan B 8.50% inc PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	1.3%	17,019,352	08/20/24	16,806,143	14,177,120

				2.4%			27,016,497	26,362,703

Construction Materials
	United Poly Systems Holding, Inc.	12/28/20	Mezzanine Loan 13.00% inc PIK (13.00% Fixed Coupon, all PIK)	0.6%	7,541,281	12/31/25	7,541,281	6,772,070

				0.6%			7,541,281	6,772,070

Consumer Durables & Apparel
	Rocky Brands, Inc. (3)	03/15/21	Term Loan 8.00% (LIBOR + 7.00%, 1.00% Floor)	4.4%	49,511,201	03/15/26	48,579,545	49,461,690
	Twin Star International, Inc.	06/18/21	Term Loan 8.25% (LIBOR + 7.25%, 1.00% Floor)	3.7%	41,880,000	06/18/26	41,360,262	41,377,440

				8.1%			89,939,807	90,839,130

Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan 11.75% (LIBOR + 10.50%, 1.25% Floor)	3.6%	40,363,826	02/26/26	39,611,812	40,363,826

				3.6%			39,611,812	40,363,826

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan 9.75% (LIBOR + 8.50%, 1.25% Floor)	4.8%	54,960,025	09/07/23	53,570,271	53,256,264
	WDE TorcSill Holdings LLC	10/22/19	Revolver 12.00% inc PIK (LIBOR + 10.50%, 1.50% Floor, 3.75% PIK)	0.3%	3,907,716	10/22/24	3,907,716	3,743,592
	WDE TorcSill Holdings LLC	10/22/19	Term Loan 12.00% inc PIK (LIBOR + 10.50%, 1.50% Floor, 3.75% PIK)	2.2%	25,984,118	10/22/24	25,551,548	24,892,785

				7.3%			83,029,535	81,892,641

Food Products
	Hometown Food Company	08/31/18	Term Loan 6.25% (LIBOR + 5.00%, 1.25% Floor)	2.5%	27,727,787	08/31/23	27,455,113	27,727,787

				2.5%			27,455,113	27,727,787

Health Care Technology
	American Academy Holdings, LLC	08/14/19	Term Loan 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, 3.75% PIK)	2.8%	30,875,636	06/15/23	30,510,522	31,184,392
	PatientPoint Health Technologies, LLC	03/30/21	Term Loan 8.00% (LIBOR + 7.00%, 1.00% Floor)	1.5%	16,758,000	03/07/25	16,326,959	16,724,484

				4.3%			46,837,481	47,908,876

Hotels, Restaurants & Leisure
	FM Restaurants Holdco, LLC	11/25/19	Term Loan 9.75% (LIBOR + 8.00%, 1.75% Floor)	1.9%	21,396,886	11/22/23	21,077,213	21,546,665
	KBP Brands, LLC	05/26/21	Term Loan 5.75% (LIBOR + 5.00%, 0.75% Floor)	0.9%	10,000,000	05/26/27	9,680,340	9,930,000
	Red Lobster Management, LLC	01/22/21	Term Loan 9.00% (LIBOR + 8.00%, 1.00% Floor)	5.3%	58,534,945	01/22/26	57,466,827	59,178,830

				8.1%			88,224,380	90,655,495

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Household & Personal Products
	Obagi Cosmeceuticals LLC	03/16/21	Revolver 8.50% (LIBOR + 7.50%, 1.00% Floor)	0.6%	$6,784,800	03/16/26	$6,784,800	$6,784,800
	Obagi Cosmeceuticals LLC	03/16/21	Term Loan 8.50% (LIBOR + 7.50%, 1.00% Floor)	4.6%	49,630,812	03/16/26	48,270,120	51,070,106

				5.2%			55,054,920	57,854,906

	Household Durables
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan 7.28% (LIBOR + 6.28%, 1.00% Floor)	2.4%	26,967,293	06/22/23	26,860,469	26,967,293

				2.4%			26,860,469	26,967,293

	Household Products
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan 14.83% inc PIK (LIBOR + 13.33%, 1.50% Floor, 6.00% PIK)	4.5%	49,946,882	03/04/24	46,696,606	49,946,882

				4.5%			46,696,606	49,946,882

	Information Technology Services
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan 8.50% (LIBOR + 7.00%, 1.50% Floor)	1.1%	12,532,400	11/15/23	12,532,400	12,657,724
	Corcentric, Inc.	11/15/18	Term Loan 8.50% (LIBOR + 7.00%, 1.50% Floor)	2.9%	31,858,680	11/15/23	31,474,919	32,177,267

				4.0%			44,007,319	44,834,991

	Internet & Direct Marketing Retail
	Altern Marketing LLC	09/30/20	First Out Term Loan 8.00% (LIBOR + 6.00%, 2.00% Floor)	1.1%	12,018,616	10/07/24	11,807,224	12,138,802

				1.1%			11,807,224	12,138,802

Media
	Encompass Digital Media, Inc.	10/01/18	Revolver 8.75% (LIBOR + 7.50%, 1.25% Floor)	0.0%	288,864	09/28/23	288,864	288,864
	Encompass Digital Media, Inc.	10/01/18	Term Loan 8.75% inc PIK (LIBOR + 7.50%, 1.25% Floor, 1.13% PIK)	2.7%	29,906,683	09/28/23	29,730,027	29,906,683
	Winsight, LLC	11/15/18	Revolver 12.00% inc PIK (LIBOR + 11.00%, 1.00% Floor, 4.00% PIK)	0.2%	1,535,162	03/31/24	1,535,162	1,420,025
	Winsight, LLC	11/15/18	Term Loan 12.00% inc PIK (LIBOR + 11.00%, 1.00% Floor, 4.00% PIK)	2.0%	24,414,696	03/31/24	24,091,881	22,583,594

				4.9%			55,645,934	54,199,166

	Packaging
	Hoover Group, Inc.	10/01/20	Term Loan 9.75% (LIBOR + 8.50%, 1.25% Floor)	2.6%	30,352,878	10/01/24	29,859,253	29,017,350

				2.6%			29,859,253	29,017,350

	Personal Products
	Voyant Beauty Holdings, Inc.	08/20/20	Term Loan 10.00% (LIBOR + 8.50%, 1.50% Floor)	5.3%	58,110,239	08/20/25	56,895,952	59,272,444

				5.3%			56,895,952	59,272,444

	Publishing
	Bendon Inc.	12/11/20	Term Loan 7.00% (LIBOR + 6.00%, 1.00% Floor)	4.6%	52,597,442	12/11/25	51,534,503	51,703,285

				4.6%			51,534,503	51,703,285

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Software
	Mondee Holdings LLC	12/20/19	Term Loan 12.25% inc PIK (LIBOR + 10.50%, 1.75% Floor, 5.00% PIK)	6.9%	$88,132,347	12/23/24	$86,159,347	$76,498,878
	Quicken Parent Corp.	12/21/20	Term Loan 9.25% (LIBOR + 8.25%, 1.00% Floor)	1.3%	14,199,138	04/01/23	14,056,218	14,199,138

				8.2%			100,215,565	90,698,016

Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	10/09/20	Revolver 6.50% (LIBOR + 5.50%, 1.00% Floor)	0.2%	2,014,495	10/09/24	2,014,495	2,014,495
	Centric Brands Inc. (3)	10/09/20	Term Loan 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, all PIK)	3.1%	36,927,286	10/09/25	33,596,578	34,046,957
	Keeco Holdings, LLC	09/19/18	Term Loan 10.25% inc PIK (LIBOR + 8.50%, 1.75% Floor, 0.75% PIK)	5.1%	56,971,229	03/15/24	56,384,536	56,971,228

				8.4%			91,995,609	93,032,680

	Total Debt Investments			130.7%			1,452,595,975	1,458,634,296

EQUITY					Shares		Amortized Cost	Fair Value

Chemicals
	AGY Equity LLC (2) (5) (6)		Class A Preferred Units	0.0%	7,752,414		-	-
	AGY Equity LLC (2) (5) (6)		Class B Preferred Units	0.0%	10,078,138		-	-
	AGY Equity LLC (2) (5) (6)		Class C Common Units	0.0%	11,241,000		-	-

				0.0%			-	-

Construction Materials
	United Poly Systems Holding, Inc. (5) (6)		Common Stock	0.0%	7,550		755,000	-

				0.0%			755,000	-

Household Durables
	Shelterlogic Group Holdings, Inc (4) (5) (6)		Common Stock	1.5%	1,240,731		-	$16,935,978

				1.5%			-	16,935,978

Household Products
	Greenfield World Trade, Inc. (5) (6)		Warrant, expires 03/25/27	0.6%	6,525		3,059,378	6,894,772

				0.6%			3,059,378	6,894,772

Software
	Mondee Holdings LLC (5) (6)		Class G Preferred Stock	0.1%	1,226,708		1,226,708	1,128,571

				0.1%			1,226,708	1,128,571

Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3) (5) (6)		Membership Interests	0.0%	159,658		-	-
	Centric Brands L.P. (3) (5) (6)		Class A LP Interests	0.0%	159,658		-	-

				0.0%			-	-

	Total Equity Investments			2.2%			5,041,086	24,959,321

	Total Debt & Equity Investments (7)			132.9%			1,457,637,061	1,483,593,617

	Cash Equivalents
	Fixed Income Clearing Corporation Repo, Yield 0.00%			5.8%			65,259,279	65,259,279

	Total Cash Equivalents			5.8%			65,259,279	65,259,279

	Total Investments (138.8%)						$1,522,896,340	$1,548,852,896

	Net unrealized depreciation on unfunded commitments (-0.1%)							(1,287,064)

	Liabilities in Excess of Other Assets (-38.7%)							(431,392,387)

	Net Assets (100.0%)							$1,116,173,445

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2021

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)

As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and June 30, 2021 along with transactions during the period ended June 30, 2021 in these controlled investments are as follows:

Name of Investment	Fair Value at 12/31/2020	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at June 30, 2021	Interest/Dividend/ Other income
AGY Holdings Corp. Opco Term Loan - 11.50% inc. PIK	$3,391,067	$11,151,675	$-	$-	$-	$14,542,742	$881,860
AGY Holdings Corp. PIK Holdco Term Loan - 11.50% inc. PIK	23,651,102	722,494	-	-	-	24,373,596	1,495,263
AGY Holdings Corp. Class A Preferred units	-	-	-	-	-	-	-
AGY Holdings Corp. Class B Preferred units	-	-	-	-	-	-	-
AGY Holdings Corp. Class C Common units	-	-	-	-	-	-	-

Total Controlled Affiliated investments	$27,042,169	$11,874,169	$-	$-	$-	$38,916,338	$2,377,123

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.

(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(3)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2021, $85,523,142 or 5.4% of the Company’s total assets were represented by “non-qualifying assets.”

(4)

As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and June 30, 2021 along with transactions during the period ended June 30, 2021 in these affiliated investments are as follows:

Name of Investment	Fair Value at 12/31/2020	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at June 30, 2021	Interest/ Dividend/Other income
Shelterlogic Group Holdings, Inc. Common Stock	$9,578,443	$-	$-	$-	$7,357,535	$16,935,978	$-
Slogic Holding Corp. Last Out Term Loan—6.87%	27,252,661	28,231	(285,367)	-	(28,232)	26,967,293	1,017,909

Total Non-Controlled Affiliated Investments	$36,831,104	$28,231	$(285,367)	$-	$7,329,303	$43,903,271	$1,017,909

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.

(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(5)	Non-income producing.

(6)

All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of June 30, 2021, the aggregate fair value of these securities was $24,959,321, or 1.6% of the Company’s total assets.

(7)

The fair value of each debt and equity was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $529,968,362 and $481,344,642, respectively, for the period ended June 30, 2021. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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
(4)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2020, $59,843,785 or 3.8% of the Company’s total assets were represented by “non—qualifying assets.”

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of June 30, 2021 (unaudited)	As of December 31, 2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,391,860 and $1,345,545, respectively)	$1,400,775	$1,340,325
Non-controlled affiliated investments (amortized cost of $26,861 and $27,118, respectively)	43,903	36,831
Controlled affiliated investments (amortized cost of $38,916 and $27,042, respectively)	38,916	27,042
Cash and cash equivalents	84,500	148,204
Interest receivable	9,368	5,292
Deferred financing costs	3,761	4,314
Due from Adviser	-	1,023
Prepaid and other assets	9	80

Total Assets	$1,581,232	$1,563,111

Liabilities
Term loan (net of $1,382 and $1,648 of deferred financing costs, respectively)	$246,118	$245,852
Revolving credit facilities payable	165,500	337,500
Payable for open trades	-	125,229
Incentive fee payable	43,793	15,278
Management fees payable	5,401	4,955
Interest and credit facilities expense payable	2,221	2,448
Unrealized depreciation on unfunded commitments	1,287	945
Directors’ fees payable	158	-
Other accrued expenses and other liabilities	581	507

Total Liabilities	$465,059	$732,714

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	$1,373,401	$1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(458,401)
Common Unitholders’ return of capital	(53,683)	(53,683)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)

Common Unitholders’ capital	1,151,819	858,819
Accumulated loss	(35,646)	(28,422)

Total Members’ Capital	$1,116,173	$830,397

Total Liabilities and Members’ Capital	$1,581,232	$1,563,111

Net Asset Value Per Unit (Note 10)	$93.31	$93.84

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$33,754	$26,819	$65,990	$60,113
Interest income paid-in-kind	5,728	6,885	11,371	9,537
Other fee income	74	124	142	230
Non-controlled affiliated investments:
Interest income	511	-	1,018	-
Controlled affiliated investments:
Interest income	864	-	1,356	-
Interest income paid-in-kind	585	-	1,021	-

Total investment income	41,516	33,828	80,898	69,880

Expenses
Incentive fees	7,417	-	28,515	(12,148)
Management fees	5,401	4,955	10,725	9,910
Interest and credit facilities expenses	4,445	5,969	8,949	13,209
Professional fees	486	594	759	789
Administrative fees	368	348	735	711
Directors’ fees	105	98	203	196
Other expenses	328	39	1,284	96

Total expenses	18,550	12,003	51,170	12,763

Net investment income	$22,966	$21,825	$29,728	$57,117

Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	$705	$-	$1,926	$1,943
Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments	2,924	(9,606)	13,793	(75,836)
Non-controlled affiliated investments	3,075	-	7,329	-

Net realized and unrealized gain (loss) on investments	$6,704	$(9,606)	$23,048	$(73,893)

Net increase (decrease) in Members’ Capital from operations	$29,670	$12,219	$52,776	$(16,776)

Basic and diluted:
Income (Loss) per unit	$2.16	$0.89	$3.84	$(1.22)

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2019	$817,863	$(1,633)	$816,230
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	-	35,292	35,292
Net realized gain on investments	-	1,943	1,943
Net change in unrealized appreciation/depreciation on investments	-	(66,230)	(66,230)

Total Decrease in Members’ Capital for the three months ended March 31, 2020	-	(28,995)	(28,995)

Members’ Capital at March 31, 2020	$817,863	$(30,628)	$787,235

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	-	21,825	21,825
Net realized gain on investments	-	-	-
Net change in unrealized appreciation/depreciation on investments	-	(9,606)	(9,606)
Distributions to Members from:
Distributable earnings	-	(38,635)	(38,635)

Total Decrease in Members’ Capital for the three months ended June 30, 2020	-	(26,416)	(26,416)

Members’ Capital at June 30, 2020	$817,863	$(57,044)	$760,819

Members’ Capital at December 31, 2020	$858,819	$(28,422)	$830,397
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	-	6,762	6,762
Net realized gain on investments	-	1,221	1,221
Net change in unrealized appreciation/depreciation on investments	-	15,123	15,123
Distributions to Members from:
Distributable earnings	-	(24,000)	(24,000)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	127,000	-	127,000

Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2021	127,000	(894)	126,106

Members’ Capital at March 31, 2021	$985,819	$(29,316)	$956,503

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	-	22,966	22,966
Net realized gain on investments	-	705	705
Net change in unrealized appreciation/depreciation on investments	-	5,999	5,999
Distributions to Members from:
Distributable earnings	-	(36,000)	(36,000)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	166,000	-	166,000

Total Increase (Decrease) in Members’ Capital for the three months ended June 30, 2021	166,000	(6,330)	159,670

Members’ Capital at June 30, 2021	$1,151,819	$(35,646)	$1,116,173

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$52,776	$(16,776)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchases of investments	(517,576)	(260,578)
Interest income paid-in-kind	(12,392)	(9,537)
Proceeds from sales and paydowns of investments	481,345	305,673
Net realized gain on investments	(1,926)	(1,943)
Net change in unrealized appreciation/depreciation on investments	(21,122)	75,836
Amortization of premium and accretion of discount, net	(7,382)	(4,588)
Amortization of deferred financing costs	1,447	1,534
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,076)	(886)
(Increase) decrease in due from Adviser	1,023	-
(Increase) decrease in prepaid and other assets	71	(105)
Increase (decrease) in payable for open trades	(125,229)	-
Increase (decrease) in incentive fees payable	28,515	(12,148)
Increase (decrease) in management fees payable	446	(3,733)
Increase (decrease) in interest and credit facilities expense payable	(227)	(374)
Increase (decrease) in directors’ fees payable	158	158
Increase (decrease) in other accrued expenses and liabilities	74	341

Net cash (used in) provided by operating activities	$(124,075)	$72,874

Cash Flows from Financing Activities
Contributions	$293,000	$-
Distributions	(60,000)	(38,635)
Deferred financing costs paid	(629)	(1,845)
Proceeds from credit facilities	128,000	48,000
Repayments of credit facilities	(300,000)	(220,000)

Net cash provided by (used in) financing activities	$60,371	$(212,480)

Net decrease in cash and cash equivalents	$(63,704)	$(139,606)

Cash and cash equivalents, beginning of period	$148,204	$220,074

Cash and cash equivalents, end of period	$84,500	$80,468

Supplemental and non-cash financing activities
Interest expense paid	$8,009	$11,313

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

June 30, 2021

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

Commitment Period: The Commitment Period commenced on April 13, 2018 (the “Initial Closing Date”), the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser and ended on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date in which the Company first completed an investment.

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

June 30, 2021

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2021, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Unitholder	$1,373,401	$165,401	88.0%	13,734,010

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

The Recallable Amount as of June 30, 2021 was $53,683.

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

June 30, 2021

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2021, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2021

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

June 30, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2021:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,458,634	$1,458,634
Equity	—	—	24,959	24,959
Cash equivalents	65,259	—	—	65,259

Total	$65,259	$—	$1,483,593	$1,548,852

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2020:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,385,675	$1,385,675
Equity	238	2,402	15,883	18,523
Cash equivalents	123,627	—	—	123,627

Total	$123,865	$2,402	$1,401,558	$1,527,825

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2021:

	Debt	Equity	Total
Balance, April 1, 2021	$1,435,946	$20,324	$1,456,270
Purchases, including payments received-in-kind	209,817	2,101	211,918
Sales and paydowns of investments	(196,019)	—	(196,019)
Amortization of premium and accretion of discount, net	4,031	—	4,031
Net realized gains (losses)	87	(505)	(418)
Net change in unrealized appreciation/depreciation	4,772	3,039	7,811

Balance, June 30, 2021	$1,458,634	$24,959	$1,483,593

Net change in unrealized appreciation/depreciation in investments held as of June 30, 2021	$6,681	$3,039	$9,720

	Debt	Equity	Total
Balance, January 1, 2021	$1,385,675	$15,883	$1,401,558
Purchases, including payments received-in-kind	527,867	2,101	529,968
Sales and paydowns of investments	(475,015)	(3,117)	(478,132)
Amortization of premium and accretion of discount, net	7,382	—	7,382
Net realized (losses) gains	(1,809)	2,612	803
Net change in unrealized appreciation/depreciation	14,534	7,480	22,014

Balance, June 30, 2021	$1,458,634	$24,959	$1,483,593

Net change in unrealized appreciation/depreciation in investments held as June 30, 2021	$15,724	$9,312	$25,036

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2020:

	Debt	Equity	Total
Balance, April 1, 2020	$1,251,376	$2,934	$1,254,310
Purchases, including payments received-in-kind	57,283	1,227	58,510
Sales and paydowns of investments	(44,828)	—	(44,828)
Amortization of premium and accretion of discount, net	2,102	—	2,102
Net change in unrealized appreciation/depreciation	(9,665)	(1,108)	(10,773)

Balance, June 30, 2020	$1,256,268	$3,053	$1,259,321

Net change in unrealized appreciation/depreciation in investments held as of June 30, 2020	$(9,749)	$(1,108)	$(10,857)

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

	Debt	Equity	Total
Balance, January 1, 2020	$1,360,505	$608	$1,361,113
Purchases, including payments received-in-kind	267,638	2,477	270,115
Sales and paydowns of investments	(305,673)	—	(305,673)
Amortization of premium and accretion of discount, net	4,588	—	4,588
Net realized gains	1,943	—	1,943
Net change in unrealized appreciation/depreciation	(72,733)	(32)	(72,765)

Balance, June 30, 2020	$1,256,268	$3,053	$1,259,321

Net change in unrealized appreciation/depreciation in investments held as of June 30, 2020	$(71,559)	$(32)	$(71,591)

The Company did not have any transfers between levels during the three and six months ended June 30, 2021 and 2020.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2021:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$1,376,995	Income Method	Discount Rate	5.1% to 18.7%	10.3%	Decrease
Debt	$26,967	Market Method	EBITDA Multiple	5.3x to 6.3x	N/A	Increase
Debt	$38,916	Market Method	Revenue Multiple	0.6x to 0.8x	N/A	Increase
Debt	$15,756	Income Method	Take Out Indication	101.0% to 101.0%	N/A	Increase
Equity	$16,935	Market Method	EBITDA Multiple	5.3x to 7.0x	N/A	Increase
Equity	$—	Market Method	Revenue Multiple	0.6x to 0.8x	N/A	Increase
Equity	$—	Market Method	EBITDA Multiple	5.5x to 6.5x	N/A	Increase
			Revenue Multiple	0.5x to 0.7x	N/A	Increase
Equity	$6,895	Market Method	EBITDA Multiple	8.8x to 9.8x	N/A	Increase
		Income Method	Implied Volatility	30.0% to 40.0%	N/A	Increase
			Expected Term (in years)	1.0 to 6.0	N/A	Increase
Equity	$1,129	Market Method	Revenue Multiple	1.8x to 2.8x	N/A	Increase
		Income Method	Implied Volatility	35.0% to 45.0%	N/A	Increase
			Expected Term (in years)	0.8 to 1.3	N/A	Increase

*	Weighted based on fair value

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2020:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$1,240,657	Income Method	Discount Rate	5.0% to 20.8%	10.1%	Decrease
Debt	$13,911	Market Method	EBITDA Multiple	8.9x to 9.9x	N/A	Increase
Debt	$27,253	Market Method	EBITDA Multiple	7.3x to 8.3x	N/A	Increase
			Revenue Multiple	0.8x to 1.0x	N/A	Increase
Debt	$38,742	Market Method	Revenue Multiple	0.6x to 2.3x	N/A	Increase
Debt	$65,112	Income Method	Discount Rate	6.9% to 10.1%	9.0%	Decrease
		Market Method	Indicative Bid	101.6% to 102.0%	N/A	Increase
Equity	$—	Market Method	EBITDA Multiple	7.5x to 8.5x	N/A	Increase
Equity	$1,831	Market Method	Revenue Multiple	0.6x to 2.3x	N/A	Increase
Equity	$9,578	Market Method	EBITDA Multiple	5.0x to 8.3x	N/A	Increase
			Revenue Multiple	0.5x to 1.0x	N/A	Increase
Equity	$3,308	Market Method	EBITDA Multiple	10.3x to 11.3x	N/A	Increase
		Income Method	Implied Volatility	25.0% to 35.0%	N/A	Increase
			Expected Term (in years)	1.3 to 6.3	N/A	Increase
Equity	$1,166	Market Method	EBITDA Multiple	3.5x to 5.5x	N/A	Increase
		Market Method	Revenue Multiple	1.5x to 2.5x	N/A	Increase
		Income Method	Implied Volatility	32.5% to 42.5%	N/A	Increase
			Expected Term (in years)	1.0 to 1.5	N/A	Increase

*	Weighted based on fair value

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

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

However, the Company will not bear (a) more than an amount equal to 10 basis points of investors’ aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through the date that is six months after the Initial Closing Date, as it may be extended by the Adviser, and (b) more than an amount equal to 12.5 basis points of aggregate Commitments computed annually for Company Expenses (the “Expense Cap”); provided, that, any amount by which actual annual expenses in (b) exceed the 12.5 basis point limit shall be carried over to the next year, without limitation, as additional expense until the earlier of the Reorganization (as defined in the LLC Agreement) or the dissolution of the Company, with any partial year assessed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the 12.5 basis point limit in (b), the following expenses shall be excluded and shall be borne by the Company as incurred without regard to the 12.5 basis point limit in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with the Company’s borrowings (including interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against the Company, out-of-pocket expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of the Company’s portfolio investments performed by the Company’s independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to the Company, out-of-pocket costs and expenses relating to any Reorganization (as defined in the LLC Agreement) or liquidation of the Company, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, in no event will

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2021

4. Agreements and Related Party Transactions (Continued)

the Company carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the 12.5 basis point limit for more than three years from the date on which such expenses were reimbursed.

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

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2021 and December 31, 2020:

		June 30, 2021		December 31, 2020
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2022	$-	$-	$10,854	$-
Altern Marketing LLC	October 2024	5,217	-	2,473	-
Bendon Inc.	December 2025	7,263	124	8,254	149
Caiman Merger Sub LLC	November 2024	-	-	1,031	-
Centric Brands Inc.	October 2024	2,683	-	2,922	-
Encompass Digital Media, Inc.	September 2023	2,239	-	1,661	28
FM Restaurants Holdco, LLC	November 2023	2,414	-
GEON Performance Solutions, LLC	October 2024	2,350	-	2,350	-
Hometown Food Company	August 2023	5,881	-	5,097	-
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	1,639	-	9,364	122
KBP Investments LLC	May 2023	16,000	112	15,000	-
Mondee Holdings LLC	December 2024	8,613	-	8,613	-
Obagi Cosmeceuticals LLC	March 2026	11,308	-	-	-
Production Resource Group LLC	October 2021	-	-	1,443	-
Quicken Parent Corp.	April 2023	948	-	948	7
Rapid Displays, Inc.	April 2026	1,770	27	-	-
Retail Services WIS Corporation	May 2025	16,089	306
UniTek Acquisition, Inc.	August 2023	2,143	244	3,214	498
WDE TorSill Holdings LLC	October 2024	3,751	157	4,564	141
Winsight, LLC	March 2024	4,234	317

Total		$94,542	$1,287	$77,788	$945

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2021, the Company is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2021

5. Commitments and Contingencies (Continued)

The Company’s Unit activity for the three and six months ended June 30, 2021 and 2020, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Units at beginning of period	13,734,010	13,734,010	13,734,010	13,734,010

Units issued and committed at end of period	13,734,010	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three and six months ended June 30, 2021 and 2020.

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

The Natixis Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement was May 10, 2021. On May 10, 2021, the Company exercised its option to extend the maturity date of the Natixis Credit Agreement to May 9, 2022. The Company has one more available option to extend the Natixis Credit Agreement maturity date for a term of up to 364 days after the maturity date per such extension. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.75% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.75%. As of December 31, 2020, the Natixis Maximum Commitment was $280,000. On March 10, 2021, the Natixis Maximum Commitment was reduced to $250,000.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2021, the Company was in compliance with such covenants.

As of June 30, 2021 and December 31, 2020, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of June 30, 2021 and December 31, 2020 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2021	$250,000	$—	$105,467
As of December 31, 2020	$280,000	$172,000	$85,230

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

June 30, 2021

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2021, the Borrower was in compliance with such covenants.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2021

7. Credit Facilities (Continued)

As of June 30, 2021 and December 31, 2020, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of June 30, 2021 and December 31, 2020 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2021	$825,000	$413,000	$405,732
As of December 31, 2020	$825,000	$413,000	$334,734

(1)	The amount available considers any limitations related to the facility borrowing.

Borrowings under the PNC Credit Facility as of June 30, 2021 and December 31, 2020 consisted of $165,500 from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $247,500 of PNC Term Loan.

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

The Company incurred $629 in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. Costs associated with the Revolving Credit Facilities were primarily recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of June 30, 2021 and December 31, 2020, $3,761 and $4,314, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company’s Consolidated Statements of Assets and Liabilities. As of June 30, 2021 and December 31, 2020, $1,382 and $1,648 million, respectively, of such deferred financing costs have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of June 30, 2021	As of December 31, 2020
Principal amount outstanding on PNC Term Loan	$247,500	$247,500
Deferred financing costs	(1,382)	(1,648)

PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$246,118	$245,852

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of June 30, 2021 and 2020, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2021

7. Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Credit Facilities interest expense	$3,233	$4,605	$6,540	$10,875
Unused commitment fees	437	447	862	700
Administrative fees	100	100	100	100
Amortization of deferred financing costs	675	817	1,447	1,534

Total	$4,445	$5,969	$8,949	$13,209

Weighted average interest rate	2.34%	3.03%	2.31%	3.39%
Average outstanding balance	$545,604	$602,044	$563,569	$634,467

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

No repurchase agreements were entered into or settled during the three months ended June 30, 2021 and 2020. During the six months ended June 30, 2021, the Company entered into and settled a repurchase agreement for which the Company incurred interest expense of $892. No repurchase agreements were entered into or settled during the six months ended June 30, 2020.

The Company had no outstanding Repurchase Obligations as of June 30, 2021 and December 31, 2020.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2021

9. Income Taxes (Continued)

As of June 30, 2021 and December 31, 2020, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of June 30, 2021	As of December 31, 2020
Cost of investments for federal income tax purposes	$1,522,896	$1,532,332
Unrealized appreciation	$46,131	$32,386
Unrealized depreciation	$(20,174)	$(27,893)
Net unrealized appreciation on investments	$25,957	$4,493

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2021

10. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2021 and 2020 is presented below.

	For the Six Months Ended June 30,
	2021(1)	2020(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$93.84	$99.36

Income from Investment Operations:
Net investment income	2.16	4.16
Net realized and unrealized gain (loss)	1.68	(5.38)

Total from investment operations	3.84	(1.22)

Less Distributions:
From distributable earnings	(4.37)	(2.81)

Total distributions	(4.37)	(2.81)

Net Asset Value Per Unit (accrual base), End of Period	$93.31	$95.33

Unitholder Total Return(2)(3)	5.67%	(2.03)%

Unitholder IRR before incentive fees(4)	12.03%	3.70%

Unitholder IRR after all fees and expenses(4)	9.77%	3.70%

Ratios and Supplemental Data
Members’ Capital, end of period	$1,116,173	$760,819
Units outstanding, end of period	13,734,010	13,734,010

Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)(6)	11.19%	3.20%
Ratio of net expenses to average net assets(5)(6)	11.19%	3.20%
Ratio of financing cost to average net assets(3)	0.97%	1.65%
Ratio of net investment income before expense recapture to average net assets(5)(6)	6.50%	14.33%
Ratio of incentive fees to average net assets(5)(6)	6.23%	(3.05)%
Credit facilities payable	411,618	583,094
Asset coverage ratio	3.70	2.30
Portfolio turnover rate(3)	33.47%	20.05%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2021 and 2020, respectively.
(2)

The Total Return for the six months ended June 30, 2021 and 2020 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(3)	Not annualized.
(4)

The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 12.03%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.77%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.

(5)	Annualized.
(6)	Expenses for the six months ended June 30, 2020 include the $12.1 million reversal of incentive fees.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2021

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On August 9, 2021, the Company’s Board reapproved the Advisory Agreement.

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

Our commitment period commenced the Initial Closing Date and ended on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date in which we first completed an investment. We may complete investment transactions that were significantly in process as of the end of the commitment period and which the we reasonably expect to be consummated prior to 90 days subsequent to the expiration date of the commitment period. We may also effect follow-on investments up to an aggregate maximum of 10% of Commitments.

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

However, we will not bear (a) more than an amount equal to 10 basis points of our aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through January 14, 2019 and (b) more than an amount equal to 12.5 basis points of our aggregate Commitments computed annually for Company Expenses (the “Expense Cap”); provided, that, any amount by which actual annual expenses in (b) exceed the 12.5 basis point limit shall be carried over to the next year, without limitation, as additional expense until the earlier of the Reorganization (as defined in the LLC Agreement) or the dissolution of the Company, with any partial year assessed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the 12.5 basis point limit in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the 12.5 basis point limit in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with our borrowings (including interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against us, expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of our portfolio investments performed by our independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to us, costs and expenses relating to any Reorganization (as defined in the LLC Agreement) or liquidation of the Company and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, in no event will the Company carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the 12.5 basis point limit for more than three years from the date on which such expenses were reimbursed.

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

Investment Activity

As of June 30, 2021, our portfolio consisted of 56 debt investments and 9 equity investments. Based on fair values as of June 30, 2021, our portfolio was 98.3% invested in debt investments which were mostly senior secured term loans. The remaining 1.7% represented our equity investments, which were comprised of common stock, preferred stock and warrants.

As of December 31, 2020, our portfolio consisted of 60 debt investments and 11 equity investments. Based on fair values as of December 31, 2020, our portfolio was 98.7% invested in debt investments which were mostly senior secured term loans. The remaining 1.3% represented our equity investments, which were comprised of common stock, preferred stock and warrants.

We had no debt investments on non-accrual status as of June 30, 2021 and December 31, 2020.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2021:

Industry	Percent of Total Investments

Aerospace & Defense	13%
Textiles, Apparel & Luxury Goods	6%
Software	6%
Consumer Durables & Apparel	6%
Hotels, Restaurants & Leisure	6%
Energy Equipment and Services	6%
Beverages	4%
Commercial Services and Supplies	4%
Personal Products	4%
Chemicals	4%
Household & Personal Products	4%
Household Products	4%
Media	3%
Publishing	3%
Health Care Technology	3%
Capital Goods	3%
Information Technology Services	3%
Household Durables	3%
Consumer Services	3%
Packaging	2%
Auto Components	2%
Food Products	2%
Construction and Engineering	2%
Air Freight & Logistics	1%
Commercial & Professional Services	1%
Internet & Direct Marketing Retail	1%
Construction Materials	1%

Total	100%

Interest income, including interest income paid-in-kind, was $41.4 million and $33.7 million for the three months ended June 30, 2021 and 2020, respectively. We also earned $0.1 million in other fee income during the three months ended June 30, 2021 and 2020.

Interest income, including interest income paid-in-kind, was $80.8 million and $69.7 million for the six months ended June 30, 2021 and 2020, respectively. We also earned $0.1 million and $0.2 million in other fee income during the six months ended June 30, 2021 and 2020, respectively.

Results of Operations

Our operating results for the three and six months ended June 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Total investment income	$41,516	$33,828	$80,898	$69,880
Net expenses	18,550	12,003	51,170	12,763

Net investment income	22,966	21,825	29,728	57,117

Net realized gain on investments	705	-	1,926	1,943
Net change in unrealized appreciation/depreciation on investments	5,999	(9,606)	21,122	(75,836)

Net increase (decrease) in Members’ Capital from operations	$29,670	$12,219	$52,776	$(16,776)

Total investment income

Total investment income for the three months ended June 30, 2021 and 2020 was $41.5 million and $33.8 million, respectively. The increase in total investment income during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to the increase in our portfolio of debt investments, which included 56 debt investments as of June 30, 2021, compared to 51 as of June 30, 2020.

Total investment income for the six months ended June 30, 2021 and 2020 was $80.9 million and $69.9 million, respectively. The increase in total investment income during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to the increase in our portfolio of debt investments, which included 56 debt investments as of June 30, 2021, compared to 51 as of June 30, 2020.

Net investment income

Net investment income for the three months ended June 30, 2021 and 2020 was $23.0 million and $21.8 million, respectively. The increase in our net investment income during the three months ended June 30, 2021 compared the three months ended June 30, 2020 was primarily due to the increase in total investment income during the three months ended June 30, 2021, partially offset by the increase in total expenses. The increase is total expenses was primarily attributable to the increase in incentive fees during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, as a result of our internal rate return (“IRR”) exceeding the hurdle rate stipulated in our Advisory Agreement (the “hurdle rate”) during the current quarter. We recorded no incentive fees during the three months ended June 30, 2020 as our IRR was below the hurdle rate.

Net investment income for the six months ended June 30, 2021 and 2020 was $29.7 million and $57.1 million, respectively. The decrease in our net investment income during the six months ended June 30, 2021 compared to our net investment income during the six months ended June 30, 2020 was primarily due to $28.5 million of incentive fees accrued during the six months ended June 30, 2021, compared to the $12.1 million reversal of previously accrued incentive fees during the six months ended June 30, 2020. The incentive fee accrual during the current year-to-date period is a result of our IRR exceeding the hurdle rate. The reversal of previously accrued incentive fees during the six months ended June 30, 2020 was a result of our IRR falling below the hurdle rate during the six months ended June 30, 2020.

Expenses for the three and six months ended June 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Expenses
Incentive fees	$7,417	$-	$28,515	$(12,148)
Management fees	5,401	4,955	10,725	9,910
Interest and credit facilities expenses	4,445	5,969	8,949	13,209
Professional fees	486	594	759	789
Administrative fees	368	348	735	711
Directors’ fees	105	98	203	196
Other expenses	328	39	1,284	96

Total expenses	$18,550	$12,003	$51,170	$12,763

Expenses (reimbursed) recaptured by the Adviser	-	-	-	-

Net expenses	$18,550	$12,003	$51,170	$12,763

Our total expenses were $18.6 million and $12.0 million for the three months ended June 30, 2021 and 2020, respectively. Our total expenses included management fees attributed to the Adviser of $5.4 million and $5.0 million; and incentive fees of $7.4 million and $0, for the three months ended June 30, 2021 and 2020, respectively.

The increase in total expenses during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due incentive fees that were accrued during the current quarter as a result of our IRR exceeding the hurdle rate. Total expenses during the three months ended June 30, 2020 did not include an accrual for incentive fees as our IRR was below the hurdle rate. The increase in incentive fees during the three months ended June 30, 2021 was partially offset by lower interest and credit facilities expenses during the current quarter compared to the three months ended June 30, 2020, due to lower outstanding balances and interest rates on our credit facilities.

Our total expenses were $51.2 million and $12.8 million for the six months ended June 30, 2021 and 2020, respectively. Our total expenses included management fees attributed to the Adviser of $10.7 million and $9.9 million; and incentive fees of $28.5 million and ($12.1), for the six months ended June 30, 2021 and 2020, respectively.

Similar to the three months ended June 30, 2021, the increase in total expenses during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due incentive fees that were accrued during the current year-to-date period as a result of our IRR exceeding the hurdle rate. In contrast, total expenses during the six months ended June 30, 2020 included a $12.1 million reversal of previously accrued incentive fees, in conjunction with our IRR failing below the hurdle rate during the six months ended June 30, 2020. This increase was partially offset by lower interest and credit facilities expenses during the current year-to-date period compared to the six months ended June 30, 2020, due to lower interest rates on our credit facilities.

Net realized gain on investments

Our net realized gain on investments for the three months ended June 30, 2021 and 2020 was $0.7 million and $0, respectively. Our net realized gain during the three months ended June 30, 2021 was primarily attributable to our partial or full dispositions of the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
SMTC Corporation	Warrants	$984
SMTC Corporation	Common Stock	139
Greenfield World Trade, Inc.	Warrants	(505)
All others	Various	87

Net realized gain		$705

Our net realized gain on investments for the six months ended June 30, 2021 and 2020 was $1.9 million. Our net realized gain during the six months ended June 30, 2021 was primarily attributable to our partial or full dispositions of the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)

Production Resources Group, LLC	Class A Units	$3,117

SMTC Corporation	Warrants	984

Greenfield World Trade, Inc.	Warrants	(505)

PSS Industrial Group Corp.	Term Loan	(2,428)

All others	Various	758

Net realized gain		$1,926

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

Net change in unrealized appreciation/depreciation on investments

Our net change in unrealized appreciation/depreciation investments for the three months ended June 30, 2021 and 2020 was $6.0 million and ($9.6) million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended June 30, 2021 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/Depreciation
Greenfield World Trade, Inc.	Term Loan	$3,368
Shelterlogic Group Holdings, Inc.	Common Stock	3,089
Obagi Cosmeceuticals LLC	Term Loan	2,189
Red Lobster Management, LLC	Term Loan	1,522
Navistar Defense, LLC	Term Loan	(1,397)
Hoover Group, Inc.	Term Loan	(1,527)
WDE TorcSill Holdings LLC	Term Loan	(1,262)
SMTC Corporation	Term Loan	(1,038)*
SMTC Corporation	Warrants	(967)*
All others	Various	2,022

Net change in unrealized appreciation/depreciation		$5,999

*	Reversals of previously recognized unrealized depreciation (appreciation). Recognized during the three months ended June 30, 2021 as realized (gains) losses and/or accelerated original issue discount.

Our net change in unrealized appreciation/depreciation for the three months ended June 30, 2020 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
Production Resource Group, LLC	Term Loan	$(4,266)
Mondee Holdings, LLC	Term Loan	(4,137)
Greenfield World Trade, Inc.	Term Loan	(1,582)
Greenfield World Trade, Inc.	Warrants	(1,032)
Torrid LLC	Term Loan	(1,463)
Need It Now Delivers, LLC	Term Loans	(1,199)
PSS Industrial Group Corp.	Term Loan	(1,158)
Sparton Corporation	Term Loan	1,509
Keeco Holdings, LLC	Term Loan	1,632
All others	Various	2,090

Net change in unrealized appreciation/depreciation		$(9,606)

Our net change in unrealized appreciation/depreciation during the three months ended June 30, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19, in addition to other business conditions unique to our respective issuers.

Our net change in unrealized appreciation/depreciation investments for the six months ended June 30, 2021 and 2020 was $21.1 million and ($75.8) million, respectively. Our net change in unrealized appreciation/depreciation for the six months ended June 30, 2021 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/Depreciation
Shelterlogic Group Holdings, Inc.	Common Stock	$7,358
Greenfield World Trade, Inc.	Term Loan	5,051
Greenfield World Trade, Inc.	Warrants	1,992
PSS Industrial Group Corp.	Term Loan	3,384	*
Obagi Cosmeceuticals LLC	Term Loan	2,800
Keeco Holdings, LLC	Term Loan	1,738
Red Lobster Management, LLC	Term Loan	1,712
Winsight, LLC	Term Loan	1,333
Navistar Defense, LLC	Term Loan	(1,421)
Columbia Helicopters Inc.	Term Loan	(1,501)
Verdesian Life Sciences, LLC	Term Loan	(1,686	)*
Hoover Group, Inc.	Term Loan	(1,828)
Production Resource Group, LLC	Class A Units	(1,831	)*
All others	Various	4,021

Net change in unrealized appreciation/depreciation		$21,122

*	Reversals of previously recognized unrealized depreciation (appreciation). Recognized during the six months ended June 30, 2021 as realized (gains) losses and/or accelerated original issue discount.

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

Net increase (decrease) in Members’ Capital from operations

Our net increase in members’ capital from operations during the three months ended June 30, 2021 and 2020 was $29.7 million and $12.2 million, respectively. The relative increase in members’ capital from operations during the during the three months ended June 30, 2021 compared to the increase during three months ended June 30, 2020 was primarily due to our net change in unrealized appreciation/depreciation during the current quarter which, as previously described, was a net appreciation of $6.0 million, compared to a net depreciation of ($9.6) million during the three months ended June 30, 2020. This was partially offset by the increase in our total expenses during the current quarter compared to the three months ended June 30, 2020.

Our net increase (decrease) in members’ capital from operations during the six months ended June 30, 2021 and 2020 was $52.8 million and ($16.8) million, respectively. The increase in members’ capital during the during the six months ended June 30, 2021 compared to the decrease during six months ended June 30, 2020 was primarily due to our net change in unrealized appreciation/depreciation during the six months ended June 30, 2021 which, as previously described, was a net appreciation of $21.1 million, compared to a net depreciation of ($75.8) million during the six months ended June 30, 2020. This was partially offset by the increase in our total expenses during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

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

As of June 30 2021, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

June 30, 2021
Commitments	$1,373,401
Undrawn commitments	$165,401
Percentage of commitments funded	88.0%
Units	13,734,010

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

The Natixis Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement was May 10, 2021. On May 10, 2021, the Company exercised its option to extend the maturity date of the Natixis Credit Agreement to May 9, 2022. The Company has one more available option to extend the Natixis Credit Agreement maturity date for a term of up to 364 days after the maturity date per such extension.. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.75% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.75%. As of December 31, 2020, the Natixis Maximum Commitment was $280.0 million. On March 10, 2021, we further reduced the Natixis Maximum Commitment to $250.0 million.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of June 30, 2021, we were in compliance with such covenants.

As of June 30, 2021 and December 31, 2020, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of June 30, 2021 and December 321, 2020 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2021	$250,000	$—	$105,467
As of December 31, 2020	$280,000	$172,000	$85,230

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2021, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are consolidated in our consolidated financial statements and considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of June 30, 2021 and December 31 2020, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of June 30, 2021 and December 31, 2020 is as follows (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2021	$825,000	$413,000	$405,732
As of December 31, 2020	$825,000	$413,000	$334,734

(1)	The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the PNC Credit Facility as of June 30, 2021 and December 31, 2020 consisted of $165.5 million from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $247.5 million of PNC Term Loan.

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

We incurred $0.6 million in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. We recorded most of the costs associated with the Revolving Credit Facilities as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of June 30, 2021 and December 31, 2020, $3.8 million and $4.3 million, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities. As of June 30, 2021 and December 31, 2020, $1.4 million and $1.6 million, respectively, of such deferred financing costs have yet to be amortized.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2021 and 2020 was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Credit Facilities interest expense	$3,233	$4,605	$6,540	$10,875
Unused commitment fees	437	447	862	700
Administrative fees	100	100	100	100
Amortization of deferred financing costs	675	817	1,447	1,534

Total	$4,445	$5,969	$8,949	$13,209

Weighted average interest rate	2.34%	3.03%	2.31%	3.39%
Average outstanding balance	$545,604	$602,044	$563,569	$634,467

In order to finance certain investment transactions, we may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby we sell to Macquarie an investment that we hold and concurrently enter into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (the “Macquarie Transaction”). These Macquarie Transactions are accounted for as secured borrowings. Accordingly, the investment financed by the Macquarie Transaction remains on our Consolidated Statements of Assets and Liabilities as an asset, and we record a liability to reflect our repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase obligation is secured by the respective investment that is the subject of the repurchase agreement.

No repurchase agreements were entered into or settled during the three months ended June 30, 2021 and 2020. During the six months ended June 30, 2021, we entered into and settled a repurchase agreement for which we incurred interest expense of $0.9 million. No repurchase agreements were entered into or settled during the six months ended June 30, 2020.

We had no outstanding Repurchase Obligations as June 30, 2021 and December 31, 2020.

We had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

		June 30, 2021		December 31, 2020
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2022	$-	$-	$10,854	$-
Altern Marketing LLC	October 2024	5,217	-	2,473	-
Bendon Inc.	December 2025	7,263	124	8,254	149
Caiman Merger Sub LLC	November 2024	-	-	1,031	-
Centric Brands Inc.	October 2024	2,683	-	2,922	-
Encompass Digital Media, Inc.	September 2023	2,239	-	1,661	28
FM Restaurants Holdco, LLC	November 2023	2,414	-
GEON Performance Solutions, LLC	October 2024	2,350	-	2,350	-
Hometown Food Company	August 2023	5,881	-	5,097	-
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	1,639	-	9,364	122
KBP Investments LLC	May 2023	16,000	112	15,000	-
Mondee Holdings LLC	December 2024	8,613	-	8,613	-
Obagi Cosmeceuticals LLC	March 2026	11,308	-	-	-
Production Resource Group LLC	October 2021	-	-	1,443	-
Quicken Parent Corp.	April 2023	948	-	948	7
Rapid Displays, Inc.	April 2026	1,770	27	-	-
Retail Services WIS Corporation	May 2025	16,089	306
UniTek Acquisition, Inc.	August 2023	2,143	244	3,214	498
WDE TorSill Holdings LLC	October 2024	3,751	157	4,564	141
Winsight, LLC	March 2024	4,234	317

Total		$94,542	$1,287	$77,788	$945

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2021, 99.5% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of June 30, 2021, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 99.4%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2021 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$29,855	$12,562	$17,293
Up 200 basis points	14,266	8,375	5,581
Up 100 basis points	1,629	4,187	(2,558)
Down 100 basis points	(11)	(610)	599
Down 200 basis points	(22)	(610)	588
Down 300 basis points	-	(610)	610

ITEM 4.	CONTROLS AND PROCEDURES

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

Sales of unregistered securities

None.

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6. Exhibits.

(a) Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on September 1, 2017)

3.2	Limited Liability Company Agreement, dated June 29, 2017 (incorporated by reference to Exhibit 3.2 to a registration on Form 10 filed on September 1, 2017)

3.3	Amended and Restated Limited Liability Company Agreement, dated October 2, 2017 (incorporated by reference to Exhibit 3.3 to a registration on Form 10 filed on October 16, 2017)

3.4	Third Amended and Restated Limited Liability Company Agreement, dated as of September 10, 2018 (incorporated by reference to Exhibit 3.6 to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2018).

3.5	Fourth Amended and Restated Limited Liability Company Agreement, dated as of January 14, 2019 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 18, 2019).

10.1	Investment Advisory and Management Agreement dated December 29, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2018).

10.2	Administration Agreement dated December 29, 2017, by and between TCW Direct Lending VII LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 3, 2018).

10.3	Amended and Restated Administration Agreement, dated as of September 25, 2018, between TCW Direct Lending VII LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 3.7 to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2018).

10.4	Revolving Credit Agreement, dated as of May 10, 2018, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 14, 2018).

10.5	Credit and Security Agreement, dated as of January 29, 2019, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 4, 2019).

10.6	First Amended and Restated Credit and Security Agreement, dated as of April 11, 2019, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 16, 2019).

10.7	Second Amended and Restated Credit and Security Agreement, dated as of March 17, 2020, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 20, 2020).

10.8	Fourth Amendment to Revolving Credit Agreement, dated as of May 10, 2021, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 10, 2021).

10.9	Fifth Amendment to Revolving Credit Agreement, dated as of May 13, 2021, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 10, 2021)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2021	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 9, 2021
	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer