Form 10-Q
period 2021-09-30
TCW Direct Lending VII LLC
filed 2021-11-08
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 8, 2021 was 13,734,010.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2021

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (1)

Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	2.9%	$30,088,398	08/20/24	$29,734,456	$29,245,923
	Heligear Acquisition Co.	07/30/19	Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	5.5%	54,770,759	07/30/24	54,138,247	55,318,467
	Karman Holdings LLC	12/21/20	Revolver - 7.75% (LIBOR + 6.75%, 1.00% Floor)	0.2%	2,294,202	12/21/25	2,294,202	2,275,849
	Karman Holdings LLC	12/21/20	Term Loan - 7.75% (LIBOR + 6.75%, 1.00% Floor)	6.3%	64,321,632	12/21/25	63,116,747	63,807,059
	Navistar Defense, LLC	12/31/18	Term Loan - 7.75% (LIBOR + 6.25%, 1.50% Floor)	1.5%	17,192,190	12/31/23	16,974,793	15,215,088

				16.4%			166,258,445	165,862,386

Air Freight & Logistics
	Need It Now Delivers, LLC	12/23/19	Last Out Delayed Draw Term Loan - 10.25% (LIBOR + 8.50%, 1.75% Floor)	0.1%	1,422,039	12/23/24	1,422,039	1,422,039
	Need It Now Delivers, LLC	12/23/19	Last Out Term Loan - 10.25% (LIBOR + 8.50%, 1.75% Floor)	1.3%	13,515,465	12/23/24	13,301,058	13,515,465

				1.4%			14,723,097	14,937,504

Auto Components
	Shipston Group U.S. Inc.	05/18/20	Last Out Term Loan - 9.00% inc PIK (LIBOR + 7.75%, 1.25% Floor, 2.00% PIK)	0.2%	1,773,139	09/28/23	1,773,139	1,698,667
	Shipston Group U.S. Inc.	09/28/18	Last Out Term Loan - 9.00% inc PIK (LIBOR + 7.75%, 1.25% Floor, 2.00% PIK)	2.5%	26,480,069	09/28/23	26,315,229	25,367,906

				2.7%			28,088,368	27,066,573

Beverages
	Westrock Coffee Company, LLC	02/28/20	Term Loan - 10.50% inc PIK (LIBOR + 9.00%, 1.50% Floor, 0.75% PIK)	6.4%	64,942,791	02/28/25	64,175,045	64,553,135

				6.4%			64,175,045	64,553,135

Capital Goods
	Carolina Atlantic Roofing Suppy LLC	05/28/21	Term Loan - 8.25% (LIBOR + 7.25%, 1.00% Floor)	4.6%	46,044,600	05/28/26	45,187,253	46,366,912

				4.6%			45,187,253	46,366,912

Chemicals
	AGY Holdings Corp. (2)	09/21/20	Delayed Draw Term Loan - 11.50% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	1.5%	15,001,581	09/21/25	15,001,581	15,001,581
	AGY Holdings Corp. (2)	09/21/20	Term Loan - 11.50% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	2.4%	24,749,237	09/21/25	24,749,237	24,749,237

				3.9%			39,750,818	39,750,818

Commercial & Professional Services
	Rapid Displays, Inc.	04/16/21	Term Loan - 7.63% (LIBOR + 6.63%, 1.00% Floor)	1.4%	14,124,600	04/13/26	13,962,310	13,842,108

				1.4%			13,962,310	13,842,108

Commercial Services & Supplies
	Clover Imaging Group, LLC	12/16/19	Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	0.8%	8,474,934	12/16/24	8,365,724	8,441,034
	Retail Services WIS Corporation	05/20/21	Delayed Draw Term Loan - 8.75% (LIBOR + 7.75%, 1.00% Floor)	0.5%	5,363,077	05/20/25	5,363,077	5,523,970
	Retail Services WIS Corporation	05/20/21	Term Loan - 8.75% (LIBOR + 7.75%, 1.00% Floor)	5.4%	53,562,055	05/20/25	52,030,421	55,168,916

				6.7%			65,759,222	69,133,920

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)

Construction & Engineering
	UniTek Acquisition, Inc.	09/16/20	Delayed Draw Term Loan A - 7.50% inc PIK (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.1%	$1,551,242	08/20/23	$927,568	$1,399,220
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 8.50% inc PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	0.3%	3,421,640	08/20/24	3,421,640	2,915,237
	UniTek Acquisition, Inc.	11/10/20	Revolver - 7.75% (Prime + 4.50%, 1.00% Floor)	0.1%	1,501,481	08/20/23	1,501,481	1,354,336
	UniTek Acquisition, Inc.	09/16/20	Term Loan A - 7.50% inc PIK (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.7%	7,756,208	08/20/23	4,634,278	6,996,100
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 8.50% inc PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	1.4%	17,109,164	08/20/24	16,913,071	14,577,008

				2.6%			27,398,038	27,241,901

Construction Materials
	United Poly Systems Holding, Inc.	12/28/20	Mezzanine Loan - 13.00% inc PIK (13.00% Fixed Coupon, all PIK)	0.7%	7,786,373	12/31/25	7,786,373	7,210,181

				0.7%			7,786,373	7,210,181

Consumer Durables & Apparel
	Rocky Brands, Inc. (3)	03/15/21	Term Loan - 7.50% (LIBOR + 6.50%, 1.00% Floor)	4.9%	49,199,810	03/15/26	48,323,590	50,183,806
	Twin Star International, Inc.	06/18/21	Term Loan - 8.25% (LIBOR + 7.25%, 1.00% Floor)	4.1%	41,775,300	06/18/26	41,283,418	41,357,547

				9.0%			89,607,008	91,541,353

Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 11.75% (LIBOR + 10.50%, 1.25% Floor)	4.0%	40,363,826	02/26/26	39,652,486	40,363,826

				4.0%			39,652,486	40,363,826

Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan - 9.75% (LIBOR + 8.50%, 1.25% Floor)	4.9%	51,155,454	09/07/23	49,955,516	49,978,878
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 12.00% inc PIK (LIBOR + 10.50%, 1.50% Floor, 3.75% PIK)	0.5%	5,596,444	10/22/24	5,596,444	5,361,393
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 12.00% inc PIK (LIBOR + 10.50%, 1.50% Floor, 3.75% PIK)	2.4%	25,830,778	10/22/24	25,437,448	24,745,885

				7.8%			80,989,408	80,086,156

Food Products
	Hometown Food Company	08/31/18	Revolver - 6.25% (LIBOR + 5.00%, 1.25% Floor)	0.1%	784,157	08/31/23	784,157	784,157
	Hometown Food Company	08/31/18	Term Loan - 6.25% (LIBOR + 5.00%, 1.25% Floor)	2.6%	25,994,800	08/31/23	25,768,900	25,994,800

				2.7%			26,553,057	26,778,957

Health Care Technology
	American Academy Holdings, LLC	08/14/19	Term Loan - 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, 3.75% PIK)	3.1%	30,724,827	01/01/25	30,298,854	31,308,598
	PatientPoint Health Technologies, LLC	03/30/21	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	1.7%	16,716,000	03/07/25	16,315,450	16,883,160

				4.8%			46,614,304	48,191,758

Hotels, Restaurants & Leisure
	FM Restaurants Holdco, LLC	11/25/19	Term Loan - 9.75% (LIBOR + 8.00%, 1.75% Floor)	2.1%	21,179,418	11/22/23	20,896,301	21,179,418
	KBP Brands, LLC	05/26/21	Term Loan - 5.75% (LIBOR + 5.00%, 0.75% Floor)	1.0%	9,985,255	05/26/27	9,679,693	9,895,387
	Red Lobster Management, LLC	01/22/21	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	5.4%	55,179,013	01/22/26	54,227,734	55,234,192

				8.5%			84,803,728	86,308,997

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)

Household & Personal Products
	Obagi Cosmeceuticals LLC	03/16/21	Revolver - 8.50% (LIBOR + 7.50%, 1.00% Floor)	0.7%	$6,784,800	03/16/26	$6,784,800	$6,784,800
	Obagi Cosmeceuticals LLC	03/16/21	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	5.1%	49,506,424	03/16/26	48,221,784	51,486,681

				5.8%			55,006,584	58,271,481

Household Durables
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 7.28% (LIBOR + 6.28%, 1.00% Floor)	2.6%	26,824,609	06/22/23	26,731,909	26,824,609

				2.6%			26,731,909	26,824,609

Household Products
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 14.83% inc PIK (LIBOR + 13.33%, 1.50% Floor, 6.00% PIK)	5.0%	50,385,998	03/04/24	47,449,898	50,738,700

				5.0%			47,449,898	50,738,700

Information Technology Services
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	1.2%	12,466,440	11/15/23	12,466,440	12,466,440
	Corcentric, Inc.	11/15/18	Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	3.1%	31,693,780	11/15/23	31,352,489	31,693,780

				4.3%			43,818,929	44,160,220

Internet & Direct Marketing Retail
	Altern Marketing LLC	09/30/20	First Out Term Loan - 8.00% (LIBOR + 6.00%, 2.00% Floor)	1.2%	11,535,928	10/07/24	11,341,048	11,685,895

				1.2%			11,341,048	11,685,895

Media
	Encompass Digital Media, Inc.	10/01/18	Revolver - 8.75% (LIBOR + 7.50%, 1.25% Floor)	0.0%	505,511	09/28/23	505,511	505,511
	Encompass Digital Media, Inc.	10/01/18	Term Loan - 8.75% inc PIK (LIBOR + 7.50%, 1.25% Floor, 1.13% PIK)	2.9%	29,902,485	09/28/23	29,746,161	29,902,485
	Winsight, LLC	11/15/18	Revolver - 12.00% inc PIK (LIBOR + 11.00%, 1.00% Floor, 4.00% PIK)	0.1%	1,550,908	03/31/24	1,550,908	1,450,099
	Winsight, LLC	11/15/18	Term Loan - 12.00% inc PIK (LIBOR + 11.00%, 1.00% Floor, 4.00% PIK)	2.2%	23,451,690	03/31/24	23,175,099	21,927,330

				5.2%			54,977,679	53,785,425

Packaging
	Hoover Group, Inc.	10/01/20	Term Loan - 9.75% (LIBOR + 8.50%, 1.25% Floor)	2.8%	30,276,806	10/01/24	29,822,550	28,672,135

				2.8%			29,822,550	28,672,135

Personal Products
	Voyant Beauty Holdings, Inc.	08/20/20	Term Loan - 10.00% (LIBOR + 8.50%, 1.50% Floor)	5.7%	57,963,496	08/20/25	56,823,144	58,311,278

				5.7%			56,823,144	58,311,278

Publishing
	Bendon Inc.	12/11/20	Term Loan - 7.50% (LIBOR + 6.50%, 1.00% Floor)	5.0%	52,264,546	12/11/25	51,268,169	50,435,288

				5.0%			51,268,169	50,435,288

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)

Software
	Mondee Holdings LLC	12/20/19	Term Loan - 11.25% inc PIK (LIBOR + 9.50%, 1.75% Floor, 4.00% PIK)	7.7%	$89,035,704	12/23/24	$87,205,518	$77,639,134
	Quicken Parent Corp.	12/21/20	Term Loan - 9.25% (LIBOR + 8.25%, 1.00% Floor)	1.4%	14,199,138	04/01/23	14,076,794	14,199,138

				9.1%			101,282,312	91,838,272

Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	10/09/20	Revolver - 6.50% (LIBOR + 5.50%, 1.00% Floor)	0.3%	3,346,901	10/09/24	3,346,901	3,346,901
	Centric Brands Inc. (3)	10/09/20	Term Loan - 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, all PIK)	3.5%	37,860,725	10/09/25	34,726,318	35,589,082
	Keeco Holdings, LLC	09/19/18	Term Loan - 10.25% inc PIK (LIBOR + 8.50%, 1.75% Floor, 0.75% PIK)	5.4%	56,327,540	03/15/24	55,802,307	54,581,386
				9.2%			93,875,526	93,517,369

	Total Debt Investments			139.5%			1,413,706,708	1,417,477,157

	EQUITY				Shares		Amortized Cost	Fair Value

Chemicals
	AGY Equity LLC (2) (5) (6)		Class A Preferred Units	0.0%	7,752,414		$-	$-
	AGY Equity LLC (2) (5) (6)		Class B Preferred Units	0.0%	10,078,138		-	-
	AGY Equity LLC (2) (5) (6)		Class C Common Units	0.0%	11,241,000		-	-

				0.0%			-	-

Construction Materials
	United Poly Systems Holding, Inc. (5) (6)		Common Stock	0.0%	7,550		755,000	-

				0.0%			755,000	-

Household Durables
	Shelterlogic Group Holdings, Inc (4) (5) (6)		Common Stock	2.5%	1,254,034		-	24,955,277

				2.5%			-	24,955,277

Household Products
	Greenfield World Trade, Inc. (5) (6)		Warrant, expires 03/25/27	0.7%	6,036		3,059,379	7,168,679

				0.7%			3,059,379	7,168,679

Software
	Mondee Holdings LLC (5) (6)		Class G Preferred Stock	0.1%	1,226,708		1,226,708	907,764

				0.1%			1,226,708	907,764

Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3) (5) (6)		Membership Interests	0.0%	159,658		-	-
	Centric Brands L.P. (3) (5) (6)		Class A LP Interests	0.0%	159,658		-	73,443

				0.0%			-	73,443

	Total Equity Investments			3.3%			5,041,087	33,105,163

	Total Debt & Equity Investments (7)			142.8%			1,418,747,795	1,450,582,320

	Cash Equivalents
	Fixed Income Clearing Corporation Repo, Yield 0.00%			0.0%			-	-

	Total Cash Equivalents			0.0%			-	-

	Total Investments (143.0%)						$1,418,747,795	$1,450,582,320

	Net unrealized depreciation on unfunded commitments (-0.1%)							(999,415)

	Liabilities in Excess of Other Assets (-42.9%)							(435,072,430)

	Net Assets (100.0%)							$1,014,510,475

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2021

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)

As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and September 30, 2021 along with transactions during the period ended September 30, 2021 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2020	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at September 30, 2021	Interest/Dividend/ Other income
AGY Holdings Corp. Opco Term Loan - 11.50% inc. PIK	$3,391,067	$11,610,514	$-	$-	$-	$15,001,581	$2,050,379
AGY Holdings Corp. PIK Holdco Term Loan - 11.50% inc. PIK	23,651,102	1,098,135	-	-	-	24,749,237	2,215,299
AGY Holdings Corp. Class A Preferred units	-	-	-	-	-	-	-
AGY Holdings Corp. Class B Preferred units	-	-	-	-	-	-	-
AGY Holdings Corp. Class C Common units	-	-	-	-	-	-	-

Total Controlled Affiliated investments	$27,042,169	$12,708,649	$-	$-	$-	$39,750,818	$4,265,678

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.

(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(3)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2021, $89,193,232 or 5.7% of the Company’s total assets were represented by “non-qualifying assets.”

(4)

As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and September 30, 2021 along with transactions during the period ended September 30, 2021 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2020	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at September 30, 2021	Interest/Dividend/ Other income
Shelterlogic Group Holdings, Inc. Common Stock	$9,578,443	$-	$-	$-	$15,376,834	$24,955,277	$-
Slogic Holding Corp. Last Out Term Loan - 6.87%	27,252,661	42,356	(428,052)	-	(42,356)	26,824,609	1,530,901

Total Non-Controlled Affiliated Investments	$36,831,104	$42,356	$(428,052)	$-	$15,334,478	$51,779,886	$1,530,901

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.

(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(5)	Non-income producing.

(6)

All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of September 30, 2021, the aggregate fair value of these securities was $33,105,163, or 2.1% of the Company’s total assets.

(7)

The fair value of each debt and equity was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $559,721,594 and $552,154,698, respectively, for the period ended September 30, 2021. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of September 30, 2021	As of December 31, 2020
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,352,265 and $1,345,545, respectively)	$1,359,051	$1,340,325
Non-controlled affiliated investments (amortized cost of $26,732 and $27,118, respectively)	51,780	36,831
Controlled affiliated investments (amortized cost of $39,751 and $27,042, respectively)	39,751	27,042
Cash and cash equivalents	98,969	148,204
Receivable for investments sold	10,522	-
Interest receivable	7,062	5,292
Deferred financing costs	3,289	4,314
Due from Adviser	-	1,023
Prepaid and other assets	162	80

Total Assets	$1,570,586	$1,563,111

Liabilities
Term loan (net of $1,247 and $1,648 of deferred financing costs, respectively)	$246,253	$245,852
Revolving credit facilities payable	210,500	337,500
Payable for open trades	-	125,229
Incentive fee payable	50,878	15,278
Return of capital payable	38,974	-
Management fees payable	5,415	4,955
Interest and credit facilities expense payable	2,269	2,448
Unrealized depreciation on unfunded commitments	999	945
Directors’ fees payable	240	-
Other accrued expenses and other liabilities	548	507

Total Liabilities	$556,076	$732,714

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	$1,373,401	$1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(458,401)
Common Unitholders’ return of capital	(153,683)	(53,683)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)

Common Unitholders’ capital	1,051,819	858,819
Accumulated loss	(37,309)	(28,422)

Total Members’ Capital	$1,014,510	$830,397

Total Liabilities and Members’ Capital	$1,570,586	$1,563,111

Net Asset Value Per Unit (Note 10)	$85.91	$93.84

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021	2020	2021	2020

Investment Income

Non-controlled/non-affiliated investments:

Interest income	$32,419	$29,145	$98,409	$89,258

Interest income paid-in-kind	4,414	5,669	15,785	15,206

Other fee income	231	-	373	231

Non-controlled affiliated investments:

Interest income	513	-	1,531	-

Controlled affiliated investments:

Interest income	1,055	-	2,411	-

Interest income paid-in-kind	834	-	1,855	-

Total investment income	39,466	34,814	120,364	104,695

Expenses

Incentive fees	7,085	-	35,600	(12,148)

Management fees	5,415	4,948	16,140	14,858

Interest and credit facilities expenses	3,793	4,886	12,742	18,095

Professional fees	264	225	1,023	1,014

Administrative fees	373	337	1,108	1,048

Directors’ fees	98	97	301	293

Other expenses	56	87	1,340	184

Total expenses	17,084	10,580	68,254	23,344

Net investment income	$22,382	$24,234	$52,110	$81,351

Net realized and unrealized gain (loss) on investments

Net realized gain (loss):

Non-controlled/non-affiliated investments	$(210)	$-	$1,716	$1,943

Net change in unrealized appreciation/depreciation:

Non-controlled/non-affiliated investments	(1,840)	21,505	11,953	(54,331)

Non-controlled affiliated investments	8,005	-	15,334	-

Net realized and unrealized gain (loss) on investments	$5,955	$21,505	$29,003	$(52,388)

Net increase in Members’ Capital from operations	$28,337	$45,739	$81,113	$28,963

Basic and diluted:

Income per unit	$2.06	$3.33	$5.90	$2.11

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total

Members’ Capital at January 1, 2020	$817,863	$(1,633)	$816,230

Net Increase (Decrease) in Members’ Capital Resulting from Operations:

Net investment income	-	35,292	35,292

Net realized gain on investments	-	1,943	1,943

Net change in unrealized appreciation/depreciation on investments	-	(66,230)	(66,230)

Total Decrease in Members’ Capital for the three months ended March 31, 2020	-	(28,995)	(28,995)

Members’ Capital at March 31, 2020	$817,863	$(30,628)	$787,235

Net Increase (Decrease) in Members’ Capital Resulting from Operations:

Net investment income	-	21,825	21,825

Net change in unrealized appreciation/depreciation on investments	-	(9,606)	(9,606)

Distributions to Members from:

Distributable earnings	-	(38,635)	(38,635)

Total Decrease in Members’ Capital for the three months ended June 30, 2020	-	(26,416)	(26,416)

Members’ Capital at June 30, 2020	$817,863	$(57,044)	$760,819

Net Increase (Decrease) in Members’ Capital Resulting from Operations:

Net investment income	-	24,234	24,234

Net change in unrealized appreciation/depreciation on investments	-	21,505	21,505

Distributions to Members from:

Return of capital	(47,000)	-	(47,000)

Total (Decrease) Increase in Members’ Capital for the three months ended September 30, 2020	(47,000)	45,739	(1,261)

Members’ Capital at September 30, 2020	$770,863	$(11,305)	$759,558

Members’ Capital at January 1, 2021	$858,819	$(28,422)	$830,397

Net Increase (Decrease) in Members’ Capital Resulting from Operations:

Net investment income	-	6,762	6,762

Net realized gain on investments	-	1,221	1,221

Net change in unrealized appreciation/depreciation on investments	-	15,123	15,123

Distributions to Members from:

Distributable earnings	-	(24,000)	(24,000)

Increase in Members’ Capital Resulting from Capital Activity:

Contributions	127,000	-	127,000

Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2021	127,000	(894)	126,106

Members’ Capital at March 31, 2021	$985,819	$(29,316)	$956,503

Net Increase (Decrease) in Members’ Capital Resulting from Operations:

Net investment income	-	22,966	22,966

Net realized gain on investments	-	705	705

Net change in unrealized appreciation/depreciation on investments	-	5,999	5,999

Distributions to Members from:

Distributable earnings	-	(36,000)	(36,000)

Increase in Members’ Capital Resulting from Capital Activity:

Contributions	166,000	-	166,000

Total Increase (Decrease) in Members’ Capital for the three months ended June 30, 2021	166,000	(6,330)	159,670

Members’ Capital at June 30, 2021	$1,151,819	$(35,646)	$1,116,173

Net Increase (Decrease) in Members’ Capital Resulting from Operations:

Net investment income	-	22,382	22,382

Net realized loss on investments	-	(210)	(210)

Net change in unrealized appreciation/depreciation on investments	-	6,165	6,165

Distributions to Members from:

Distributable earnings	-	(30,000)	(30,000)

Return of capital	(100,000)	-	(100,000)

Total Decrease in Members’ Capital for the three months ended September 30, 2021	(100,000)	(1,663)	(101,663)

Members’ Capital at September 30, 2021	$1,051,819	$(37,309)	$1,014,510

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the Nine Months Ended September 30,
	2021	2020

Cash Flows from Operating Activities

Net increase in net assets resulting from operations	$81,113	$28,963

Adjustments to reconcile the net increase in net assets resulting from operations to net cash (used in) provided by operating activities:

Purchases of investments	(542,082)	(363,389)

Interest income paid-in-kind	(17,640)	(15,206)

Proceeds from sales and paydowns of investments	552,155	395,865

Net realized gain on investments	(1,716)	(1,943)

Net change in unrealized appreciation/depreciation on investments	(27,287)	54,331

Amortization of premium and accretion of discount, net	(9,760)	(8,096)

Amortization of deferred financing costs	2,084	2,327

Increase (decrease) in operating assets and liabilities:

(Increase) decrease in receivable for investments sold	(10,522)	-

(Increase) decrease in interest receivable	(1,770)	1,147

(Increase) decrease in due from Adviser	1,023	-

(Increase) decrease in prepaid and other assets	(82)	(61)

Increase (decrease) in payable for open trades	(125,229)	-

Increase (decrease) in incentive fees payable	35,600	(12,148)

Increase (decrease) in management fees payable	460	(3,741)

Increase (decrease) in interest and credit facilities expense payable	(179)	(1,037)

Increase (decrease) in directors’ fees payable	240	241

Increase (decrease) in other accrued expenses and liabilities	41	104

Net cash (used in) provided by operating activities	$(63,551)	$77,357

Cash Flows from Financing Activities

Contributions	$293,000	$-

Distributions	(90,000)	(38,635)

Return of capital	(61,026)	(47,000)

Deferred financing costs paid	(658)	(1,888)

Proceeds from credit facilities	173,000	48,000

Repayments of credit facilities	(300,000)	(220,000)

Proceeds from repurchase obligation	125,229	23,257

Repayments of repurchase obligation	(125,229)	-

Net cash provided by (used in) financing activities	$14,316	$(236,266)

Net decrease in cash and cash equivalents	$(49,235)	$(158,909)

Cash and cash equivalents, beginning of period	$148,204	$220,074

Cash and cash equivalents, end of period	$98,969	$61,165

Supplemental and non-cash financing activities

Interest expense paid	$10,724	$15,662

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

September 30, 2021

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

Commitment Period: The Commitment Period commenced on April 13, 2018 (the “Initial Closing Date”), the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser and ended on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date in which the Company first completed an investment. In accordance with the Company’s LLC Agreement, the Company may complete investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expects to be consummated prior to 90 days subsequent to the expiration date of the Commitment Period. The Company may also effect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of Capital Commitments (as defined below).

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

September 30, 2021

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2021, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2021 was $153,683.

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

September 30, 2021

2. Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2021, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

September 30, 2021

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

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 1), generally includes common stock valued at the closing price on the primary exchange in which the security trades.

Level 2 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 2), generally includes warrants valued using quotes for comparable investments.

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

September 30, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2021:

Investments	Level 1	Level 2	Level 3	Total

Debt	$—	$—	$1,417,477	$1,417,477
Equity	—	—	33,105	33,105
Cash equivalents	—	—	—	—

Total	$—	$—	$1,450,582	$1,450,582

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2020:
Investments	Level 1	Level 2	Level 3	Total

Debt	$—	$—	$1,385,675	$1,385,675
Equity	238	2,402	15,883	18,523
Cash equivalents	123,627	—	—	123,627

Total	$123,865	$2,402	$1,401,558	$1,527,825

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2021:

	Debt	Equity	Total

Balance, July 1, 2021	$1,458,634	$24,959	$1,483,593
Purchases, including payments received in-kind	29,753	—	29,753
Sales and paydowns of investments	(70,810)	—	(70,810)
Amortization of premium and accretion of discount, net	2,378	—	2,378
Net realized gains (losses)	(210)	—	(210)
Net change in unrealized appreciation/depreciation	(2,268)	8,146	5,878

Balance, September 30, 2021	$1,417,477	$33,105	$1,450,582

Net change in unrealized appreciation/depreciation in investments held as of September 30, 2021	$(1,518)	$8,146	$6,628

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

	Debt	Equity	Total
Balance, January 1, 2021	$1,385,675	$15,883	$1,401,558
Purchases, including payments received in-kind	557,620	2,101	559,721
Sales and paydowns of investments	(545,825)	(3,117)	(548,942)
Amortization of premium and accretion of discount, net	9,760	—	9,760
Net realized (losses) gains	(2,019)	2,612	593
Net change in unrealized appreciation/depreciation	12,266	15,626	27,892

Balance, September 30, 2021	$1,417,477	$33,105	$1,450,582

Net change in unrealized appreciation/depreciation in investments held as September 30, 2021	$13,083	$17,458	$30,541

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2020:

	Debt	Equity	Total
Balance, July 1, 2020	$1,256,268	$3,053	$1,259,321
Purchases, including payments received in-kind	108,268	212	108,480
Sales and paydowns of investments	(90,192)	—	(90,192)
Amortization of premium and accretion of discount, net	3,508	—	3,508
Net change in unrealized appreciation/depreciation	20,156	(93)	20,063

Balance, September 30, 2020	$1,298,008	$3,172	$1,301,180

Net change in unrealized appreciation/depreciation in investments held as of September 30, 2020	$20,643	$514	$21,157

	Debt	Equity	Total
Balance, January 1, 2020	$1,360,505	$608	$1,361,113
Purchases, including payments received in-kind	375,906	2,689	378,595
Sales and paydowns of investments	(395,865)	—	(395,865)
Amortization of premium and accretion of discount, net	8,096	—	8,096
Net realized gains	1,943	—	1,943
Net change in unrealized appreciation/depreciation	(52,577)	(125)	(52,702)

Balance, September 30, 2020	$1,298,008	$3,172	$1,301,180

Net change in unrealized appreciation/depreciation in investments held as of September 30, 2020	$(50,916)	$482	$(50,434)

The Company did not have any transfers between levels during the three and nine months ended September 30, 2021 and 2020.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2021:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input

Debt	$1,292,542	Income Method	Discount Rate	5.9% to 19.5%	10.7%	Decrease
Debt	$26,825	Market Method	EBITDA Multiple	6.0x to 7.0x	N/A	Increase
		Income Method	Take Out Indication	100.0% to 100.0%	N/A	Increase
Debt	$39,751	Market Method	Revenue Multiple	0.6x to 0.8x	N/A	Increase
Debt	$58,359	Income Method	Discount Rate	5.9% to 7.9%	7.2%	Decrease
		Income Method	Take Out Indication	100.0% to 100.0%	N/A	Increase
Equity	$25,028	Market Method	EBITDA Multiple	6.0x to 7.5x	N/A	Increase
Equity	$—	Market Method	Revenue Multiple	0.6x to 0.8x	N/A	Increase
Equity	$7,169	Market Method	EBITDA Multiple	8.5x to 9.5x	N/A	Increase
		Income Method	Implied Volatility	30.0% to 40.0%	N/A	Increase
			Expected Term (in years)	1.0 to 6.0	N/A	Increase
Equity	$908	Market Method	Revenue Multiple	1.8x to 2.8x	N/A	Increase
		Income Method	Implied Volatility	35.0% to 45.0%	N/A	Increase
			Expected Term (in years)	0.5 to 1.0	N/A	Increase
*	Weighted based on fair value

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2021

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

September 30, 2021

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

The Advisory Agreement may be terminated by either party, by vote of the Company’s Board, or by a vote of the majority of the Company’s outstanding voting units, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, the Company will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). The Advisory Agreement was reapproved by the Company’s Board on August 9, 2021.

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

For the three and nine months ended September 30, 2021, Management Fees incurred were $5,415 and $16,140, respectively, of which $5,415 remained payable as of September 30, 2021. For the three and nine months ended September 30, 2020, Management Fees incurred amounted to $4,948 and $14,858, respectively, of which $4,948 remained payable at September 30, 2020.

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

September 30, 2021

4. Agreements and Related Party Transactions (Continued)

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

September 30, 2021

4. Agreements and Related Party Transactions (Continued)

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

September 30, 2021

4. Agreements and Related Party Transactions (Continued)

However, the Company will not bear (a) more than an amount equal to 10 basis points of investors’ aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through the date that is nine months after the Initial Closing Date, as it may be extended by the Adviser, and (b) more than an amount equal to 12.5 basis points of aggregate Commitments computed annually for Company Expenses (the “Expense Cap”); provided, that, any amount by which actual annual expenses in (b) exceed the 12.5 basis point limit shall be carried over to the next year, without limitation, as additional expense until the earlier of the Reorganization (as defined in the LLC Agreement) or the dissolution of the Company, with any partial year assessed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the 12.5 basis point limit in (b), the following expenses shall be excluded and shall be borne by the Company as incurred without regard to the 12.5 basis point limit in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with the Company’s borrowings (including interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against the Company, out-of-pocket expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of the Company’s portfolio investments performed by the Company’s independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to the Company, out-of-pocket costs and expenses relating to any Reorganization (as defined in the LLC Agreement) or liquidation of the Company, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, in no event will the Company carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the 12.5 basis point limit for more than three years from the date on which such expenses were reimbursed.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2021

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2021 and December 31, 2020:

		September 30, 2021		December 31, 2020
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$7,752	$-	$10,854	$-
Altern Marketing LLC	October 2024	5,217	-	2,473	-
Bendon Inc.	December 2025	7,263	254	8,254	149
Caiman Merger Sub LLC	November 2024	-	-	1,031	-
Centric Brands Inc.	October 2024	1,351	-	2,922	-
Encompass Digital Media, Inc.	September 2023	2,022	-	1,661	28
FM Restaurants Holdco, LLC	November 2023	2,414	-	-	-
GEON Performance Solutions, LLC	October 2024	-	-	2,350	-
Greenfield World Trade, Inc.	December 2021	16,118	-	-	-
Hometown Food Company	August 2023	5,097	-	5,097	-
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	4,261	34	9,364	122
KBP Brands, LLC (fka KBP Investments LLC)	May 2023	16,000	144	15,000	-
Mondee Holdings LLC	December 2024	8,613	-	8,613	-
Obagi Cosmeceuticals LLC	March 2026	11,308	-	-	-
Production Resource Group LLC	October 2021	-	-	1,443	-
Quicken Parent Corp.	April 2023	948	-	948	7
Rapid Displays, Inc.	April 2026	1,770	35	-	-
UniTek Acquisition, Inc.	August 2023	1,714	168	3,214	498
WDE TorcSill Holdings LLC	October 2024	2,108	89	4,564	141
Winsight, LLC	March 2024	4,233	275	-	-

Total		$98,189	$999	$77,788	$945

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2021, the Company is not aware of any pending or threatened litigation.

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

The Company’s Unit activity for the three and nine months ended September 30, 2021 and 2020, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Units at beginning of period	13,734,010	13,734,010	13,734,010	13,734,010

Units issued and committed at end of period	13,734,010	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2021 and 2020.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2021

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2021, the Company was in compliance with such covenants.

As of September 30, 2021 and December 31, 2020, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of September 30, 2021 and December 31, 2020 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2021	$250,000	$45,000	$89,444
As of December 31, 2020	$280,000	$172,000	$85,230

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

September 30, 2021

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2021, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are consolidated in the Company’s consolidated financial statements and considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of September 30, 2021 and December 31, 2020, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of September 30, 2021 and December 31, 2020 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2021	$825,000	$413,000	$348,386
As of December 31, 2020	$825,000	$413,000	$334,734

(1)	The amount available considers any limitations related to the facility borrowing.

Borrowings under the PNC Credit Facility as of September 30, 2021 and December 31, 2020 consisted of $165,500 from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $247,500 of PNC Term Loan.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2021

7. Credit Facilities (Continued)

The Company incurred $629 in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. Costs associated with the Revolving Credit Facilities were primarily recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of September 30, 2021 and December 31, 2020, $3,289 and $4,314, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company’s Consolidated Statements of Assets and Liabilities. As of September 30, 2021 and December 31, 2020, $1,247 and $1,648 million, respectively, of such deferred financing costs have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of September 30, 2021	As of December 31, 2020
Principal amount outstanding on PNC Term Loan	$247,500	$247,500
Deferred financing costs	(1,247)	(1,648)

PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$246,253	$245,852

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of September 30, 2021 and 2020, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Credit Facilities interest expense	$2,638	$3,655	$9,178	$14,530
Unused commitment fees	518	438	1,380	1,138
Administrative fees	—	—	100	100
Amortization of deferred financing costs	637	793	2,084	2,327

Total	$3,793	$4,886	$12,742	$18,095

Weighted average interest rate	2.43%	2.44%	2.34%	3.09%
Average outstanding balance	$425,098	$585,000	$516,905	$617,858

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2021

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

No repurchase agreements were entered into or settled during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company entered into and settled a repurchase agreement for which the Company incurred interest expense of $516.

During the three and nine months ended September 30, 2020, the Company entered into a repurchase agreement collateralized by the Company’s term loan to AGY Holdings Corp. Interest under this Repurchase Obligation was calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.00009722,” as stipulated in the repurchase agreement. Interest expense associated with this Repurchase Obligation totaled $624.

The Company had no outstanding Repurchase Obligations as of September 30, 2021 and December 31, 2020.

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

As of September 30, 2021 and December 31, 2020, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of September 30, 2021	As of December 31, 2020
Cost of investments for federal income tax purposes	$1,418,747	$1,532,332
Unrealized appreciation	$54,929	$32,386
Unrealized depreciation	$(23,094)	$(27,893)
Net unrealized appreciation on investments	$31,835	$4,493

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2021

10. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2021 and 2020 is presented below.

	For the Nine Months Ended September 30,
	2021(1)	2020(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$93.84	$99.36

Income from Investment Operations:
Net investment income	3.79	5.92
Net realized and unrealized gain (loss)	2.11	(3.81)

Total income from investment operations	5.90	2.11

Less Distributions:
From distributable earnings	(6.55)	(2.81)
From return of capital	(7.28)	(3.42)

Total distributions	(13.83)	(6.23)

Net Asset Value Per Unit (accrual base), End of Period	$85.91	$95.24

Unitholder Total Return(2)(3)	8.12%	3.56%

Unitholder IRR before incentive fees(4)	12.14%	7.01%

Unitholder IRR after all fees and expenses(4)	9.89%	7.01%

Ratios and Supplemental Data
Members’ Capital, end of period	$1,014,510	$759,558
Units outstanding, end of period	13,734,010	13,734,010

Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)(6)	9.47%	3.99%
Ratio of financing cost to average net assets(3)	1.32%	2.31%
Ratio of net investment income to average net assets(5)(6)	7.23%	13.90%
Ratio of incentive fees to average net assets(5)	4.94%	(2.08)%
Credit facilities payable	456,753	583,217
Asset coverage ratio	3.22	2.30
Portfolio turnover rate(3)	37.43%	28.20%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of September 30, 2021 and 2020, respectively.
(2)

The Total Return for the nine months ended September 30, 2021 and 2020 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(3)	Not annualized.
(4)

The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 12.14%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.89%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.

(5)	Annualized.
(6)	Expenses for the nine months ended September 30, 2020 include the $12.1 million reversal of incentive fees.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2021

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or future performance or financial condition of TCW Direct Lending VII LLC. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to refer to TCW Direct Lending VII LLC and where appropriate in the context, its wholly owned subsidiaries.

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

Our commitment period commenced on the Initial Closing Date and ended on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date in which we first completed an investment. We may complete investment transactions that were significantly in process as of the end of the commitment period and which we reasonably expect to be consummated prior to 90 days subsequent to the expiration date of the commitment period. We may also effect follow-on investments up to an aggregate maximum of 10% of Commitments.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. The investment philosophy, strategy and approach of the private credit team of the Adviser (the “Private Credit Team” fka the “Direct Lending Team”) has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Team generally did not originate a significant amount of investments for us with PIK interest features, from time to time we made, and currently have, investments that contain such features. We have investments with PIK interest features in certain circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments are mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through a joint venture partnership or other special purpose vehicle. While we invest primarily in U.S. companies, there are certain instances where we invested in companies domiciled elsewhere.

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

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 1), generally includes common stock valued at the closing price on the primary exchange in which the security trades.

Level 2 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 2), generally includes warrants valued using quotes for comparable investments.

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

Investment Activity

As of September 30, 2021, our portfolio consisted of 55 debt investments and 9 equity investments. Based on fair values as of September 30, 2021, our portfolio was 97.7% invested in debt investments which were mostly senior secured term loans. The remaining 2.3% represented our equity investments, which were comprised of common stock, preferred stock, membership interests and warrants.

As of December 31, 2020, our portfolio consisted of 60 debt investments and 11 equity investments. Based on fair values as of December 31, 2020, our portfolio was 98.7% invested in debt investments which were mostly senior secured term loans. The remaining 1.3% represented our equity investments, which were comprised of common stock, preferred stock and warrants.

We had no debt investments on non-accrual status as of September 30, 2021 and December 31, 2020.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2021:

Industry	Percent of Total Investments
Aerospace & Defense	11%
Textiles, Apparel & Luxury Goods	6%
Software	6%
Consumer Durables & Apparel	6%
Hotels, Restaurants & Leisure	6%
Energy Equipment & Services	6%
Commercial Services & Supplies	5%
Beverages	4%
Personal Products	4%
Household & Personal Products	4%
Household Products	4%
Media	4%
Household Durables	4%
Publishing	3%
Health Care Technology	3%
Capital Goods	3%
Information Technology Services	3%
Consumer Services	3%
Chemicals	3%
Packaging	2%
Construction & Engineering	2%
Auto Components	2%
Food Products	2%
Air Freight & Logistics	1%
Commercial & Professional Services	1%
Internet & Direct Marketing Retail	1%
Construction Materials	1%

Total	100%

Interest income, including interest income paid-in-kind, was $39.2 million and $34.8 million for the three months ended September 30, 2021 and 2020, respectively. We also earned $0.2 million and $0 in other fee income during the three months ended September 30, 2021 and 2020, respectively.

Interest income, including interest income paid-in-kind, was $120.0 million and $104.5 million for the nine months ended September 30, 2021 and 2020, respectively. We also earned $0.4 million and $0.2 million in other fee income during the nine months ended September 30, 2021 and 2020, respectively.

Results of Operations

Our operating results for the three and nine months ended September 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021	2020	2021	2020

Total investment income	$39,466	$34,814	$120,364	$104,695
Net expenses	17,084	10,580	68,254	23,344

Net investment income	22,382	24,234	52,110	81,351

Net realized (loss) gain on investments	(210)	-	1,716	1,943
Net change in unrealized appreciation/depreciation on investments	6,165	21,505	27,287	(54,331)

Net increase in Members’ Capital from operations	$28,337	$45,739	$81,113	$28,963

Total investment income

Total investment income for the three months ended September 30, 2021 and 2020 was $39.5 million and $34.8 million, respectively. Total investment income for the nine months ended September 30, 2021 and 2020 was $120.4 million and $104.7 million, respectively. The increases in total investment income during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, were due to our investment portfolio’s larger size as of September 30, 2021 (total amortized cost of $1,413.7 million as of September 30, 2021 versus $1,316.4 million as of September 30, 2020), in addition to none of our debt investments being placed on non-accrual as of September 30, 2021 versus one debt investment on non-accrual as of September 30, 2020.

Net investment income

Net investment income for the three months ended September 30, 2021 and 2020 was $22.4 million and $24.2 million, respectively. The decrease in our net investment income during the three months ended September 30, 2021 compared the three months ended September 30, 2020 was primarily due to the increase in total expenses during the three months ended September 30, 2021, partially offset by the increase in total investment income. The increase in total expenses was primarily attributable to the increase in incentive fees during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, as a result of our internal rate return (“IRR”) exceeding the hurdle rate stipulated in our Advisory Agreement (the “hurdle rate”) during the current quarter. We recorded no incentive fees during the three months ended September 30, 2020 as our IRR was below the hurdle rate.

Net investment income for the nine months ended September 30, 2021 and 2020 was $52.1 million and $81.4 million, respectively. The decrease in our net investment income during the nine months ended September 30, 2021 compared to our net investment income during the nine months ended September 30, 2020 was primarily due to $35.6 million of incentive fees accrued during the nine months ended September 30, 2021, compared to the $12.1 million reversal of previously accrued incentive fees during the nine months ended September 30, 2020. The incentive fee accrual during the current year-to-date period is a result of our IRR exceeding the hurdle rate. The reversal of previously accrued incentive fees during the nine months ended September 30, 2020 was a result of our IRR falling below the hurdle rate during the nine months ended September 30, 2020. The increase in incentive fees during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was partially offset by higher total investment income during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Expenses
Incentive fees	$7,085	$-	$35,600	$(12,148)
Management fees	5,415	4,948	16,140	14,858
Interest and credit facilities expenses	3,793	4,886	12,742	18,095
Professional fees	264	225	1,023	1,014
Administrative fees	373	337	1,108	1,048
Directors’ fees	98	97	301	293
Other expenses	56	87	1,340	184

Total expenses	$17,084	$10,580	$68,254	$23,344

Our total expenses were $17.1 million and $10.6 million for the three months ended September 30, 2021 and 2020, respectively. Our total expenses included management fees attributed to the Adviser of $5.4 million and $4.9 million; and incentive fees of $7.1 million and $0, for the three months ended September 30, 2021 and 2020, respectively.

The increase in total expenses during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to incentive fees that were accrued during the current quarter as a result of our IRR exceeding the hurdle rate. Total expenses during the three months ended September 30, 2020 did not include an accrual for incentive fees as our IRR was below the hurdle rate. The increase in incentive fees during the three months ended September 30, 2021 was partially offset by lower interest and credit facilities expenses during the current quarter compared to the three months ended September 30, 2020, due to lower outstanding balances and interest rates on our credit facilities.

Our total expenses were $68.3 million and $23.3 million for the nine months ended September 30, 2021 and 2020, respectively. Our total expenses included management fees attributed to the Adviser of $16.1 million and $14.9 million; and incentive fees of $35.6 million and ($12.1), for the nine months ended September 30, 2021 and 2020, respectively.

Similar to the three months ended September 30, 2021, the increase in total expenses during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to incentive fees that were accrued during the current year-to-date period as a result of our IRR exceeding the hurdle rate. In contrast, total expenses during the nine months ended September 30, 2020 included a $12.1 million reversal of previously accrued incentive fees, in conjunction with our IRR falling below the hurdle rate during the nine months ended September 30, 2020. This increase was partially offset by lower interest and credit facilities expenses during the current year-to-date period compared to the nine months ended September 30, 2020, due to lower interest rates on our credit facilities.

Net realized (loss) gain on investments

Our net realized (loss) gain on investments for the three months ended September 30, 2021 and 2020 was ($0.2) million and $0, respectively. Our net realized loss during the three months ended September 30, 2021 was primarily attributable to our partial disposition of our delayed draw term loan to Retail Services WIS Corporation which resulted in a realized loss of $0.2 million.

Our net realized gain on investments for the nine months ended September 30, 2021 and 2020 was $1.7 million and $1.9 million, respectively. Our net realized gain during the nine months ended September 30, 2021 was primarily attributable to our partial or full dispositions of the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)

Production Resources Group, LLC	Class A Units	$3,117
SMTC Corporation	Warrants	984
PSS Industrial Group Corp.	Term Loan	(2,428)
All others	Various	43

Net realized gain		$1,716

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

Net change in unrealized appreciation/depreciation on investments

Our net change in unrealized appreciation/depreciation investments for the three months ended September 30, 2021 and 2020 was $6.2 million and $21.5 million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended September 30, 2021 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/Depreciation

Keeco Holdings, LLC	Term Loan	$(1,808)
Karman Holdings LLC (fka Spaceco Holdings LLC)	Term Loan	(1,307)
Bendon Inc.	Term Loan	(1,002)
Shipston Group U.S. Inc.	Term Loans	(899)
Voyant Beauty Holdings, Inc.	Term Loan	(888)
Westrock Coffee Company, LLC	Term Loan	(778)
Red Lobster Management, LLC	Term Loan	(706)
Navistar Defense, LLC	Term Loan	(630)
UniTek Acquisition, Inc.	Term Loans	522
Rocky Brands, Inc.	Term Loan	978
Carolina Atlantic Roofing Supply LLC	Term Loan	1,243
Retail Services WIS Corporation	Term Loans	3,315
Shelterlogic Group Holdings, Inc.	Common Stock	8,019
All others	Various	106

Net change in unrealized appreciation/depreciation		$6,165

Our net change in unrealized appreciation/depreciation for the three months ended September 30, 2020 was primarily due to the following investments (dollar amounts in thousands):

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

Our net change in unrealized appreciation/depreciation during the three months ended September 30, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19, in addition to other business conditions unique to our respective issuers. However, credit spreads tightened during the three months ended September 30, 2020 compared to the three months ended June 30, 2020 and in addition, some of our portfolio companies began to see performance improvements which, together, elevated valuations during the quarter ended September 30, 2020.

Our net change in unrealized appreciation/depreciation investments for the nine months ended September 30, 2021 and 2020 was $27.3 million and ($54.3) million, respectively. Our net change in unrealized appreciation/depreciation for the nine months ended September 30, 2021 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/Depreciation

Shelterlogic Group Holdings, Inc.	Common Stock	$15,377
Greenfield World Trade, Inc.	Term Loan	5,090
PSS Industrial Group Corp.	Term Loan	3,384*
Retail Services WIS Corporation	Term Loans	3,299
Obagi Cosmeceuticals LLC	Term Loan	3,265
Rocky Brands, Inc.	Term Loan	1,860
Winsight, LLC	Term Loan	1,593
UniTek Acquisition, Inc.	Term Loans	1,354
Carolina Atlantic Roofing Supply LLC	Term Loan	1,180
Red Lobster Management, LLC	Term Loan	1,006
Voyant Beauty Holdings, Inc.	Term Loan	(1,098)
Bendon Inc.	Term Loan	(1,224)
Columbia Helicopters Inc.	Term Loan	(1,350)
Verdesian Life Sciences, LLC	Term Loan	(1,686)*
Production Resource Group, LLC	Class A Units	(1,831)*
Navistar Defense, LLC	Term Loan	(2,052)
Hoover Group, Inc.	Term Loan	(2,136)
All others	Various	1,256

Net change in unrealized appreciation/depreciation		$27,287

*

Reversals of previously recognized unrealized depreciation (appreciation). Recognized during the nine months ended September 30, 2021 as realized (gains) losses and/or accelerated original issue discount.

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

Net increase (decrease) in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended September 30, 2021 and 2020 was $28.3 million and $45.7 million, respectively. The relative decrease in Members’ Capital from operations during the three months ended September 30, 2021 compared to the increase during three months ended September 30, 2020 was primarily due to lower net change in unrealized appreciation/depreciation during the current quarter which, as previously described, was a net appreciation of $6.4 million, compared to a net appreciation of $21.5 million during the three months ended September 30, 2020.

Our net increase in Members’ Capital from operations during the nine months ended September 30, 2021 and 2020 was $81.1 million and $29.0 million, respectively. The increase in Members’ Capital during the during the nine months ended September 30, 2021 compared to the decrease during nine months ended September 30, 2020 was primarily due to our net change in unrealized appreciation/depreciation during the nine months ended September 30, 2021 which, as previously described, was a net appreciation of $27.3 million, compared to a net depreciation of ($54.3) million during the nine months ended September 30, 2020. This was partially offset by the increase in our total expenses during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

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

As of September 30, 2021, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

September 30, 2021

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of September 30, 2021, we were in compliance with such covenants.

As of September 30, 2021 and December 31, 2020, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of September 30, 2021 and December 31, 2020 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)

As of September 30, 2021	$250,000	$45,000	$89,444
As of December 31, 2020	$280,000	$172,000	$85,230

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The

PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2021, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are consolidated in our consolidated financial statements and considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of September 30, 2021 and December 31 2020, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of September 30, 2021 and December 31, 2020 is as follows (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)

As of September 30, 2021	$825,000	$413,000	$348,386
As of December 31, 2020	$825,000	$413,000	$334,734

(1)	The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the PNC Credit Facility as of September 30, 2021 and December 31, 2020 consisted of $165.5 million from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $247.5 million of PNC Term Loan.

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

We incurred $0.6 million in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. We recorded most of the costs associated with the Revolving Credit Facilities as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of September 30, 2021 and December 31, 2020, $3.3 million and $4.3 million, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities. As of September 30, 2021 and December 31, 2020, $1.2 million and $1.6 million, respectively, of such deferred financing costs have yet to be amortized.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2021 and 2020 was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

Credit Facilities interest expense	$2,638	$3,655	$9,178	$14,530
Unused commitment fees	518	438	1,380	1,138
Administrative fees	—	—	100	100
Amortization of deferred financing costs	637	793	2,084	2,327

Total	$3,793	$4,886	$12,742	$18,095

Weighted average interest rate	2.43%	2.44%	2.34%	3.09%
Average outstanding balance	$425,098	$585,000	$516,905	$617,858

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

No repurchase agreements were entered into or settled during the three months ended September 30, 2021. During the nine months ended September 30, 2021, we entered into and settled a repurchase agreement for which we incurred interest expense of $0.5 million.

During the three and nine months ended September 30, 2020, we entered into a repurchase agreement collateralized by our term loan to AGY Holdings Corp. Interest under this Repurchase Obligation was calculated as “the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.00009722,” as stipulated in the repurchase agreement. Interest expense associated with this Repurchase Obligation totaled $0.6 million.

The Company had no outstanding Repurchase Obligations as of September 30, 2021 and December 31, 2020.

We had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

		September 30, 2021		December 31, 2020
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$7,752	$-	$10,854	$-
Altern Marketing LLC	October 2024	5,217	-	2,473	-
Bendon Inc.	December 2025	7,263	254	8,254	149
Caiman Merger Sub LLC	November 2024	-	-	1,031	-
Centric Brands Inc.	October 2024	1,351	-	2,922	-
Encompass Digital Media, Inc.	September 2023	2,022	-	1,661	28
FM Restaurants Holdco, LLC	November 2023	2,414	-	-	-
GEON Performance Solutions, LLC	October 2024	-	-	2,350	-
Greenfield World Trade, Inc.	December 2021	16,118	-	-	-
Hometown Food Company	August 2023	5,097	-	5,097	-
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	4,261	34	9,364	122
KBP Brands, LLC (fka KBP Investments LLC)	May 2023	16,000	144	15,000	-
Mondee Holdings LLC	December 2024	8,613	-	8,613	-
Obagi Cosmeceuticals LLC	March 2026	11,308	-	-	-
Production Resource Group LLC	October 2021	-	-	1,443	-
Quicken Parent Corp.	April 2023	948	-	948	7
Rapid Displays, Inc.	April 2026	1,770	35	-	-
UniTek Acquisition, Inc.	August 2023	1,714	168	3,214	498
WDE TorcSill Holdings LLC	October 2024	2,108	89	4,564	141
Winsight, LLC	March 2024	4,233	275	-	-

Total		$98,189	$999	$77,788	$945

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2021, 99.5% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to nine months. As of September 30, 2021, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 99.4%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor.

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

Based on our September 30, 2021 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$26,913	$13,931	$12,982
Up 200 basis points	12,355	9,287	3,068
Up 100 basis points	821	4,644	(3,823)
Down 100 basis points	(15)	(583)	568
Down 200 basis points	(30)	(583)	553
Down 300 basis points	-	(583)	583

ITEM 4.	CONTROLS AND PROCEDURES

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

Date: November 8, 2021	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 8, 2021
	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer