Form 10-K
period 2021-12-31
TCW Direct Lending VII LLC
filed 2022-03-28
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

As of December 31, 2021, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 28, 2022 was 13,734,010.

Documents Incorporated by Reference

TCW Direct Lending VII LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2021, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

TCW DIRECT LENDING VII LLC

FORM 10-K FOR THE YEAR ENDED December 31, 2021

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•
the impact of the novel strain of coronavirus known as “COVID-19” and variants of COVID-19, on the global economy, our industry, our business and our targeted investments;
•
an economic downturn, including as a result of the current COVID-19 pandemic, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
an economic downturn, such as the downturn associated with the COVID-19 pandemic, could disproportionately impact the companies which we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•
a contraction of available credit could impair our lending and investment activities;
•
interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•
interest rate volatility, including volatility associated with the decommissioning of LIBOR, could adversely affect our results, particularly since we intend to use leverage as part of our investment strategy;
•
our future operating results;
•
our business prospects and the prospects of our portfolio companies
•
our contractual arrangements and relationships with third parties;
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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, Russiar and China, including the effect of the current COVID-19 pandemic;
•
the loss of key personnel;
•
the timing of cash flows, if any, from the operations of our portfolio companies;

ii

•
the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the adviser and administrator;
•
our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and the related tax implications;
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

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

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the private credit team (the “Private Credit Team” fka the “Direct Lending Team”), of the Adviser, a group of investment professionals that uses the same investment strategy employed by the Private Credit Team over the past 21 years.

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

Our commitment period commenced on the Initial Closing Date and ended on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date in which we first completed an investment. We completed investment transactions that were significantly in process as of the end of the commitment period and which we reasonably expected to be consummated prior to 90 days subsequent to the expiration date of the commitment period. We may also effect follow-on investments up to an aggregate maximum of 10% of Commitments.

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

The issuers in which invest are typically are highly leveraged, and, in most cases, these investments will not be rated by any rating agency. If these investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade, which is often referred to as “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as speculative with respect to the issuer’s capacity to pay interest and repay principal.

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

The Adviser is a Delaware limited liability company registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $264 billion of assets as of December 31, 2021. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with its four predecessor funds, TCW Direct Lending LLC and the Company, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

Our assets are managed by the Adviser’s Private Credit Team. The Private Credit Team joined the TCW Group in December 2012. The Private Credit Team was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Private Credit Team launched the Company as its seventh direct lending fund. The Private Credit Team is led by Richard Miller and currently includes a dedicated group of investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings. We employ the investment approach and strategy the Private Credit Team developed and implemented over the past 21 years of investing in the middle market. The investment approach of the Private Credit Team is primarily to originate and invest in loans to middle market companies and generally focuses on the following:

•
Investing in adjustable-rate, senior secured investment opportunities;
•
Maintaining a principal preservation/absolute return focus;
•
Investing capital in a disciplined manner with an eye towards finding opportunities in both positive and negative markets, without attempting to time markets; and
•
Evaluating investment opportunities on a risk-adjusted return basis.

The Private Credit Team applies its investment philosophy, strategy and approach to the management of our portfolio. The conditions of the economy or capital markets will not be used as an absolute indicator of the relative attractiveness of an investment opportunity considered for us. Rather, the investment must provide for adequate return relative to the risk assumed, regardless of the economic or capital market environment.

The Private Credit Team’s investment committee (the “Investment Committee”) evaluates and approves all investments by the Adviser. The Investment Committee process is intended to bring the diverse experiences and perspectives of the committee members to the analysis and consideration of every investment. The Investment Committee determines appropriate investment sizing, structure, pricing, and ongoing monitoring requirements for each investment, thus serving to provide investment consistency and adherence to the Adviser’s investment philosophies and policies. In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are also reviewed on a regular basis. The team’s investment professionals are encouraged to share information and views on credits with the Investment Committee early in their analysis. This process improves the quality of the analysis and enables the investment team members to work more efficiently. Each proposed transaction is presented to the Investment Committee for consideration in a formal written report. Each of our new investments, and the disposition or sale of each existing investment, must be approved by the Investment Committee.

The Adviser keeps our board of directors well informed as to the identity and title of each member of its Investment Committee and provides to the Company’s board of directors such other information with respect to such persons and the functioning of the Investment Committee and the Private Credit Team as the board of directors may from time to time request.

The Investment Committee is composed of six members of the Private Credit Team - Richard T. Miller, Suzanne Grosso, James S. Bold, Mark Gertzof, Ryan Carroll, and David Wang. Four members of the Investment Committee, Mr. Miller, Ms. Grosso, Mr. Bold, and Mr. Gertzof, are referred to as “Key Persons” of the Company.

We expect to use the expertise of the members of the Investment Committee/Key Persons (including Mr. Miller, Ms. Grosso, Mr. Bold and Mr. Gertzof), and the Private Team to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that the relationships developed by the Private Credit Team will enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Competition for Investment Opportunities.”

Investment Management and Advisory Agreement

On December 29, 2017, the Company entered into the Advisory Agreement with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless terminated earlier, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, we will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.” The Advisory Agreement was most recently reapproved by our board of directors on August 9, 2021.

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

The Company will pay to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.375% (i.e., 1.50% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of portfolio investments of the Company (including portfolio investments purchased with borrowed funds and other forms of leverage, such as Preferred Units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee payable for any partial month or quarter will be appropriately pro-rated. The “Commitment Period” of the Company began on the Initial Closing Date of April 13, 2018 and ended on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date in which the Company first completed an investment. While the Management Fee will accrue from the Initial Closing Date, the Adviser intends to defer payment of such fee to the extent that such fee is greater than the aggregate amount of interest and fee income earned by the Company. In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

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

As of December 31, 2021, we have sold 13,734,010 Units for an aggregate offering price of $1.4 billion.

Commitment Period

The “Commitment Period” of the Company began on the Initial Closing Date and ended on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date in which the Company first completed an investment. In accordance with the Company’s LLC Agreement, the Company completed investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expected to be consummated prior to 90 days subsequent to the expiration date of the Commitment Period. The Company may also effect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of capital commitments.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. We may, however, rely on recently adopted Rule 12d1-4 under the 1940 Act and invest in excess of the limits described above. However, to the extent we rely on Rule 12d1-4, we will be subject to certain conditions and requirements under Rule 12d1-4. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject the Unitholders to additional expenses.

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

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either stockholder approval or approval of the “required majority”, as such term is defined in Section 57(o) of the Investment Company Act), certain disclosure requirements and, in the case of a BDC that is not an issuer of common equity securities that are listed on a national securities exchange, such as the Company, the requirement that the BDC must extend to each person that is a stockholder as of the date of an approval described above the opportunity (which may include a tender offer) to sell the securities held by that stockholder as of that applicable approval date, with 25% of those securities to be repurchased in each of the four calendar quarters following the calendar quarter in which that applicable approval date takes place. We have not sought or obtained Unitholders’ approval, and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a) of the 1940 Act. As of December 31, 2021, our asset coverage for borrowed amounts was 253.9%.

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

Certain U.S. Federal Income Tax Consequences

The following is a summary of certain material U.S. federal income tax considerations related to an investment in the Units. This summary is based upon the provisions of the Code, as amended, the U.S. Treasury regulations promulgated thereunder, published rulings of the Internal Revenue Service (the “IRS”) and judicial decisions in effect as of the date hereof, all of which are subject to change, possibly with retroactive effect. The discussion does not purport to describe all of the U.S. federal income tax consequences that may be relevant to a particular investor in light of that investor’s particular circumstances (including alternative minimum tax consequences) and is not directed to investors subject to special treatment under the U.S. federal income tax laws, such as banks, dealers in securities, persons holding Units as part of hedging transaction, wash sale, conversion transaction or integrated transaction, real estate investment trusts, regulated investment companies, tax-exempt entities, U.S. Holders (as defined below) whose functional currency is not the U.S. dollar, certain financial institutions and insurance companies. In addition, this summary does not discuss any aspect of state, local or non-U.S. tax law and assumes that investors will hold their Units as capital assets (generally, assets held for investment).

For purposes of this discussion, a “U.S. Holder” is a Unitholder that is, for U.S. federal income tax purposes: (a) an individual who is a citizen or resident of the United States; (b) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (c) an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (d) a trust if a court within the United States can exercise primary supervision over its administration and certain other conditions are met. A “Non-U.S. Holder” is a Unitholder who is neither a U.S. Holder nor a partnership for U.S. federal income tax purposes. For tax purposes, our fiscal year is the calendar year.

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

Tax matters are complex and prospective investors in the Units are urged to consult their own tax advisors with respect to the U.S. federal income tax and state, local and non-U.S. tax consequences of an investment in the Units, including the potential application of U.S. withholding taxes.

Classification of the Company as Corporation for Tax Purposes

As a limited liability company, the Company is an eligible entity that is entitled to elect its classification for U.S. federal tax purposes. The Company has made an election to cause it to be classified as an association that is taxable as a corporation for U.S. federal income tax purposes. If the Company is unable to qualify as a RIC (the requirements of which are discussed below) during the liquidation of its portfolio following the Commitment Period, it may consider filing a new election to cause the Company to be classified as a partnership for U.S. federal tax purposes (from the effective date of such new election forward). The Company has no current intention of making such a new election and would only make such election if it determines it is in the best interests of Unitholders to do so.

Regulated Investment Company Classification

As a BDC, we elected, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our Unitholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment, we must distribute to our Unitholders, for each taxable year, the sum of at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, and 90% of its net tax-exempt interest (the “Annual Distribution Requirement”).

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
o
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
o
no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships.”

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

ITEM 1A. RISK FACTORS

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

In addition, the United States capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience challenges, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged downturn in the U.S. and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity may have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions may also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations and limit our ability to grow and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

Effective from December 31, 2020, the United Kingdom left the Council of the European Union and also ceased to be subject to international trade agreements to which the European Union is a party. As a result, and subject to the terms of a trade and cooperation agreement entered into on December 24, 2020, which sets out the terms of the United Kingdom’s future relationship with the European Union, the rules of the European Union relating to free movement of persons, goods, services and capital between the United Kingdom and the European Union end, and the European Union and the United Kingdom formed two separate markets and two distinct regulatory and legal spaces. The trade agreement offers United Kingdom and European Union businesses preferential access to each other’s markets ensuring imported goods will be free of tariffs and quotas. However, economic relations between the United Kingdom and European Union will now be on more restricted terms than previously existed, and the trade agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face a more uncertain future. While the talks on a separate memorandum of understanding regarding financial services concluded in 2021, the memorandum of understanding has not been formally signed or entered into force. As a result, at this time, the impact that the trade agreement and any future agreements, including the memorandum of understanding, will have on business interests in the European Union and the United Kingdom cannot be predicted and, given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom will have on business interests. As a result of the original referendum and other geopolitical developments leading to Brexit, as well as the United Kingdom’s subsequent withdrawal, the financial markets experienced increased levels of volatility and it is likely that, in the near term, Brexit will continue to bring about higher levels of uncertainty and volatility.

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

Dependence on Key Personnel and Other Management. Unitholders have no right or power to participate in the management of the Company and may not receive detailed financial information regarding investments that is available to the Adviser. An investor in the Company must rely upon the ability of the Adviser (including the Private Credit Team and other investment professionals of the Adviser) to identify, structure and implement investments consistent with our investment objectives and policies. Accordingly, our success is dependent on the Adviser’s ability to retain and motivate highly qualified professionals. The loss of services of Mr. Miller, Ms. Grosso, Mr. Gertzof and/or Mr. Bold during the Commitment Period could have an adverse effect on our business, financial condition or results of operations. Our future success also depends on the Adviser’s ability to identify, hire, train and retain other highly qualified and experienced investment and management professionals. Competition for such professionals is significant, and there can be no assurance that the Adviser will be able to attract or retain other highly qualified professionals in the future. The inability of the Adviser to attract and retain such professionals could have a material adverse effect upon our business, financial condition or results of operations.

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

Wind Down. Since the Commitment Period ended in May 2021, we generally may not make new investments (other than certain follow-on investments and investments that were significantly in process prior to the termination of the Commitment Period). As a result, during the remainder of our term, fewer investments will be available to generate cash flow, decreasing the amount of distributions. In addition, we will continue to incur expenses and other liabilities for the remainder of our term, which will reduce the amount ultimately available for distribution to Members. Amounts distributed to Members in connection with any dissolution and liquidation may be subject to clawback pursuant to the terms of the LLC Agreement.

Further, some of our remaining investments (including certain equity investments) may require additional time beyond the Company’s current term before we can dispose of them at a favorable price or otherwise recoup our investment.

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

Changes to or Discontinuation of LIBOR. Our debt investments may be based on floating rates, such as LIBOR or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. The U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR, and administrator, ICE Benchmark Administration, Limited, announced that the publication of the one-week and two-month U.S. dollar LIBOR maturities and non-U.S. dollar LIBOR maturities will cease immediately after December 31, 2021, with the remaining U.S. dollar LIBOR maturities ceasing immediately after June 30, 2023. As of January 1, 2022, consistent with FCA’s prior announcement, British pound, euro, Swiss franc and Japanese yen settings and the one-week and two-month U.S. dollar LIBOR settings are no longer available. Until the end of 2022, one-month, three-month, and six-month British pound and Japanese yen LIBOR settings will continue publication on a changed methodology (i.e., “synthetic”) basis, but these synthetic rates may only be used in legacy LIBOR contracts, other than cleared derivatives, that have not been changed at or ahead of the end of 2021. The remaining U.S. dollar LIBOR settings will permanently cease immediately after June 30, 2023, providing additional time to address the legacy contracts that reference such U.S. dollar LIBOR settings.

In the United States, the Alternative Rates Reference Committee, a group of market participants convened in 2014 to help ensure a successful transition away from U.S. dollar LIBOR, has identified the Secured Overnight Financing Rate (the “Secured Overnight Financing Rate,” or “SOFR”) as its preferred alternative rate. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, for contracts that are governed by New York state law, recent New York state legislation effectively codified the use of SOFR as the alternative in the absence of another chosen replacement rate.

The elimination of LIBOR or when LIBOR degrades to the degree that it is no longer representative of the underlying market, or uncertainty related to such changes, may adversely affect the market for LIBOR based securities, including our portfolio of LIBOR indexed, floating rate debt securities, or the cost of our borrowings. Additionally, because no replacement rate is a perfect match for LIBOR, even when the transaction documents contain robust fallback language, the value of LIBOR-linked securities, and consequently their potential returns, may experience material changes upon LIBOR’s discontinuation. Given the inherent differences between LIBOR and SOFR, or any other alternative reference rates that may be established, the transition from LIBOR may disrupt the overall financial markets and adversely affect the market for LIBOR‑based securities, including LIBOR‑indexed, floating‑rate debt securities, or the cost of borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR‑based securities, including the value and/or transferability of the LIBOR‑indexed, floating‑rate debt securities, or the cost of borrowings. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in accounting, financial reporting, loan servicing, and liability management. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

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

Portfolio Concentration. Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be diversified. See “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets” and “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.” Aside from the diversification requirements that we have to comply with as a RIC and other contractual investment limitations to which we are subject pursuant to the LLC Agreement, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers or industries, any adverse change in one or more of such issuers or industries could have a material adverse effect on our investments. To the extent the aggregate Commitments of the Unitholders turn out to be substantially less than the amounts targeted, our portfolio may be even more concentrated than it would otherwise be. In addition, since the Commitment Period ended in May 2021, we may not make new investments (other than certain follow-on investments). As a result, our portfolio may become more concentrated as it begins to wind down under the terms of the LLC Agreement.

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

Special Risks of Highly Leveraged or other Risky Portfolio Companies. We can invest up to 100% of our total assets in debt and equity securities of portfolio companies that are highly leveraged and whose debt securities would be considered well below investment grade. We may also invest in obligations of portfolio companies in connection with a restructuring under Chapter 11 of the U.S. Bankruptcy Code (i.e., a debtor in possession financing) if the obligations meet the credit standards of the Adviser. Debtor in possession financings are arranged when an entity seeks the protections of the bankruptcy court under Chapter 11 of the U.S. Bankruptcy Code. These financings allow an entity to continue its business operations while reorganizing under Chapter 11. Such financings are senior liens on unencumbered security (i.e., security not subject to other creditor claims). These debt obligations tend to offer higher yields than investment grade securities to compensate investors for the higher risk, and are commonly referred to as “high risk securities” or, in the case of bonds, “junk bonds.” Similarly, we may also invest in obligations of portfolio companies in connection with rescue situation and Chapter 11 exit financings. Rescue situation financings may avoid a company’s need to resort to bankruptcy and provide the company with working capital it needs to continue uninterrupted operations. Chapter 11 exit financings allow a company to deleverage its balance sheet and to emerge from a Chapter 11 bankruptcy. Lending to highly leveraged or other risky borrowers is highly speculative. These investments may expose us to financial market risks, interest rate risks and credit risks that are significantly greater than the risks associated with other securities in which we may invest. An economic downturn or a period of rising interest rates, for example, could cause a decline in the prices of such securities. The prices of securities structured as zero-coupon or pay-in-kind securities may be more volatile than securities that pay interest periodically and in cash. In the event of a default by a portfolio company, we would experience a reduction of our income and could expect a decline in the fair value of the defaulted securities and may incur significant additional expenses to seek recovery.

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

In October 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rule, BDCs that use derivatives will be subject to a value-at-risk (“VaR”) leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply, unless a BDC qualifies as a “limited derivatives user,” as defined under the adopted rule. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

Withholding Risk for Foreign Investors. U.S. withholding tax rules require 30% withholding on distributions to Non-U.S. Holders unless there is certainty that such distributions are not subject to such withholding. The Company may make distributions at times of the year when there is uncertainty as to whether the amounts distributed are subject to such withholding. Accordingly, such distributions to Non-U.S. Holders may be subject to overwithholding by the Company (or its withholding agent) and Non-U.S. Holders may be required to file a return with the Internal Revenue Service in order to receive a refund of such overwithheld amounts. Non-U.S. Holders should see the discussion under the heading “Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

Tax Risks. Tax consequences to Unitholders from an investment in the Units are complex. Potential Unitholders are strongly urged to review the discussion in “Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

GENERAL RISK FACTORS

Political, Social and Economic Uncertainty Risk. Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, there is an outbreak of a highly contagious form of a novel coronavirus known as “COVID-19,” which the World Health Organization has declared a global pandemic. In December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. The United States declared a national emergency, and for the first time in its history, every state in the United States was under a federal disaster declaration. Many states issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. While countries have relaxed their public health restrictions relative to those imposed during the spring and summer of 2020, they have been forced to re-introduce such restrictions and business shutdowns at various points in time due to surges in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of March 2021, travelers from certain countries were not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech, Moderna, and Johnson & Johnson for emergency use starting in December 2020, it is anticipated that a majority of adults will be vaccinated by the summer of 2021 nationwide, though it remains unclear how quickly the vaccines will be distributed globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession.

We will also be negatively affected if the operations and effectiveness of us or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

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

Cybersecurity Risks and Cyber Incidents. We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Units and our ability to pay distributions. Our business depends on the communications and information systems of our Adviser and its affiliates. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). Cyber hacking could also cause significant disruption and harm to the companies in which we invest. The U.S. government has issued warnings that certain essential assets, specifically those related to energy and infrastructure, including exploration and production facilities, pipelines and transmission and distribution facilities, might be specific targets of terrorist activity. Additionally, digital and network technologies (collectively, “cyber networks”) might be at risk of cyberattacks that could potentially seek unauthorized access to digital systems for purposes such as misappropriating sensitive information, corrupting data or causing operational disruption. Cyberattacks might potentially be carried out by persons using techniques that could range from efforts to electronically circumvent network security or overwhelm websites to intelligence gathering and social engineering functions aimed at obtaining information necessary to gain access. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the value of our securities and our ability to pay distributions to our unitholders. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Adviser and third-party service providers.

We and many of our third-party service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). In response to the COVID-19 pandemic, our Adviser has instituted a work from home policy until it is deemed safe to return to the office. Such a policy of an extended period of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risks and other risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive office at 200 Clarendon Street, 51st Floor, Boston, Massachusetts 02116. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

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

Our commitment period commenced on the Initial Closing Date and ended on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date in which we first completed an investment. We completed investment transactions that were significantly in process as of the end of the commitment period and which we reasonably expected to be consummated prior to 90 days subsequent to the expiration date of the commitment period. We may also effect follow-on investments up to an aggregate maximum of 10% of Commitments.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the private credit team of the Adviser (the “Private Credit Team” fka the “Direct Lending Team”) has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Team generally did not originate a significant amount of investments for us with PIK interest features, from time to time we made, and currently have, investments that contain such features, usually due to certain circumstances involving debt restructurings or work-outs of current investments.

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

Investment Activity

As of December 31, 2021, our portfolio consisted of 54 debt investments and ten equity investments. Based on fair values as of December 31, 2021, our portfolio was 97.2% invested in debt investments which were mostly senior secured, term loans. The remaining 2.8% represented our equity investments, which were comprised of common stock, preferred stock and warrants.

As of December 31, 2020, our portfolio consisted of 60 debt investments and 11 equity investments. Based on fair values as of December 31, 2020, our portfolio was 98.7% invested in debt investments which were mostly senior secured, term loans. The remaining 1.3% represented our equity investments, which were comprised of common stock, preferred stock and warrants.

We had no debt investments on non-accrual status as of December 31, 2021 and 2020.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as December 31, 2021:

Industry	Percent of Total Investments
Aerospace & Defense	11%
Hotels, Restaurants & Leisure	7%
Textiles, Apparel & Luxury Goods	7%
Software	6%
Consumer Durables & Apparel	6%
Energy Equipment & Services	6%
Household Products	5%
Commercial Services & Supplies	5%
Beverages	4%
Household & Personal Products	4%
Household Durables	4%
Media	4%
Publishing	3%
Personal Products	3%
Capital Goods	3%
Chemicals	3%
Information Technology Services	3%
Consumer Services	3%
Packaging	2%
Construction & Engineering	2%
Auto Components	2%
Food Products	2%
Health Care Technology	1%
Air Freight & Logistics	1%
Commercial & Professional Services	1%
Internet & Direct Marketing Retail	1%
Construction Materials	1%
Total	100%

Interest income including interest income paid-in-kind, was $162.4 million, $146.3 million and $87.7 million, for the years ended December 31, 2021, 2020, and 2019, respectively. During the years ended December 31, 2021, 2020 and 2019, we also earned $1.0 million, $0.4 million and $0.1 million, respectively, in other fee income.

Results of Operations

Our operating results for the years ended December 31, 2021, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Total investment income	$163,396	$146,681	$87,748
Net expenses	85,632	48,530	52,390
Net investment income	77,764	98,151	35,358
Net realized gain (loss) on investments	2,049	(20,748)	758
Net change in unrealized appreciation/depreciation on investments	31,986	(7,601)	7,575
Net increase in Members’ Capital from operations	$111,799	$69,802	$43,691

Total investment income

Total investment income for the years ended December 31, 2021, 2020 and 2019 was $163.4 million, $146.7 million and $87.7 million, respectively, and included $1.0 million, $0.4 million and $0.1 million, of other fee income.

The increase in total investment income during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the increase in our portfolio of debt investments based on fair value. Though the number of debt investments decreased to 54 as of December 31, 2021, compared to 60 as of December 31, 2020, the average fair value of our portfolio of debt investments increased to $1,418.4 million during the year ended December 31, 2021 versus $1,318.0 million during the year ended December 31, 2020.

The increase in total investment income during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the increase in our portfolio of debt investments, which included to 60 debt investments as of December 31, 2020, compared to 50 as of December 31, 2019.

Net investment income

Net investment income for the years ended December 31, 2021, 2020 and 2019 was $77.8 million, $98.15 million and $35.36 million, respectively.

The decrease in our net investment income during the year ended December 31, 2021 compared to our net investment income during the year ended December 31, 2020 is due to higher total expenses during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in total expenses during the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily attributable to incentive fees to our Adviser, which increased to $43.3 million as of December 31, 2021 compared to $3.1 million as of December 31, 2020. This increase in total expenses was partially offset by the increase in our total investment income, as previously described.

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

Expenses for the years ended December 31, 2021, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Expenses
Incentive fees	$43,271	$3,130	$12,148
Management fees	21,387	19,813	13,330
Interest and credit facility expenses	16,855	22,734	24,059
Administrative fees	1,482	1,404	1,049
Professional fees	1,313	1,261	1,241
Directors’ fees	399	391	394
Other expenses	1,392	820	169
Total expenses	$86,099	$49,553	$52,390
Expenses reimbursed by the Adviser	(467)	(1,023)	—
Net Expenses	$85,632	$48,530	$52,390

Our total expenses were $86.1 million, $49.6 million and $52.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our total expenses included management fees attributed to the Adviser of $21.4 million, $19.8 million and $13.3 million; and incentive fees attributed to the Adviser of $43.3 million, $3.1 million and $24.1 million, in the years ended December 31, 2021, 2020 and 2019, respectively.

The increase in total expenses during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to incentive fees to our Adviser, which increased to $43.3 million as of December 31, 2021 compared to $3.1 million as of December 31, 2020. This increase in incentive fees was partially offset by the decrease in our interest and credit facility expenses during the year ended December 31, 2021 compared to the year ended December 31, 2020, due to lower weighted average interest rate and lower weighted average outstanding balance during the year ended December 31, 2021 compared to the year ended December 31, 2020.

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

Net expenses include an expense reimbursement of $0.5 million, $1.0 million and $0, for the years ended December 31, 2021, 2020 and 2019, respectively. The expense reimbursement during the years ended December 31, 2021 and December 31, 2020 reflects Company Expenses (as defined in our Administration Agreement) that we incurred in excess of our annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, we will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually).

Net realized gain (loss) on investments

Our net realized gain (loss) on investments for years ended December 31, 2021, 2020 and 2019 was $2.0 million, ($20.7) million and $0.8 million, respectively.

Our net realized gain during the year ended December 31, 2021 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Production Resource Group, LLC	Class A Units	$3,117	*
SMTC Corporation	Warrants	984
Karman Holdings LLC	Term Loans	377
Greenfield World Trade, Inc.	Warrants	(505)
PSS Industrial Group Corp.	Term Loan	(2,428)	*
All others	Various	504
Net realized gain		$2,049

* Include reversals of previously recognized unrealized appreciation/depreciation.

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

Net change in unrealized appreciation/depreciation on investments

Our net change in unrealized appreciation/depreciation on investments for years ended December 31, 2021, 2020 and 2019 was $32.0 million, ($7.6) million and $7.6 million, respectively.

Our net change in unrealized appreciation/depreciation during the year ended December 31, 2021 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
Shelterlogic Group Holdings, Inc.	Common Stock	$21,183
Mondee Holdings LLC	Term Loan	7,864
Greenfield World Trade, Inc.	Term Loans	6,869
PSS Industrial Group Corp.	Term Loan	3,384	*
Retail Services WIS Corporation	Term Loans	2,960
Obagi Cosmeceuticals LLC	Term Loan	2,542
Winsight, LLC	Term Loan	1,881
Profrac Services, LLC	Term Loan	1,456
Carolina Atlantic Roofing Supply LLC	Term Loan	1,406
Navistar Defense, LLC	Term Loan A	1,045
UniTek Acquisition, Inc.	Term Loan	1,035
Bendon, Inc. (fka BPI Intermediate Holdings, Inc.)	Term Loan	(1,590)
Verdesian Life Sciences, LLC	Term Loan	(1,686)	*
Twin Star International, Inc.	Term Loan	(1,827)
Production Resource Group, LLC	Class A Units	(1,831)	*
Columbia Helicopters Inc.	Term Loan	(1,894)
Hoover Group, Inc.	Term Loan	(2,021)
Shipston Group U.S. Inc.	Term Loan	(2,472)
Voyant Beauty Holdings, Inc.	Term Loan	(3,216)
Navistar Defense, LLC	Term Loan B	(4,046)
All others	Various	944
Net change in unrealized appreciation/depreciation		$31,986

* Reversals of previously recognized unrealized appreciation/depreciation.

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

Our net change in unrealized appreciation/depreciation during the year ended December 31, 2019 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
Innerworkings, Inc.	Term Loan	$2,728
Columbia Helicopters, Inc.	Term Loan	1,682
Heligear Acquisition Co.	Term Loan	1,177
Mondee Holdings LLC	Term Loan	1,149
Innerworkings, Inc.	Warrants	1,018
Torrid LLC	Term Loan	962
DynCorp International Inc.	Term Loan	946
Sparton Corporation	Term Loan	847
WDE TorcSill Holdings LLC	Term Loan	770
SMTC Corporation	Term Loan	686
Production Resource Group, LLC	Term Loan	(2,459)
Keeco Holdings, LLC	Term Loan	(1,926)
All others	Various	(5)
Net change in unrealized appreciation/depreciation		$7,575

Net increase in Members’ Capital from operations

Our net increase in members’ capital from operations during the years ended December 31, 2021, 2020 and 2019 was $111.8 million, $69.8 million and $43.7 million, respectively.

The relative increase in members’ capital from operations during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due higher net realized and unrealized gain on investments during the year ended December 31, 2021 compared to the year ended December 31, 2020, partially offset by lower net investment income during the current year versus prior year.

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

As of December 31, 2021, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of December 31, 2021, we were in compliance with such covenants.

As of December 31, 2021 and 2020, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of December 31, 2021 and 2020 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2021	$250,000	$45,000	$163,967
As of December 31, 2020	$280,000	$172,000	$85,230

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

Under the PNC Credit Facility, the lenders have agreed to extend credit to the Borrower in an aggregate principal amount of up to $400.0 million of revolving and term loans (the “PNC Maximum Commitment”), subject to compliance with a borrowing base (the “PNC Borrowing Base”). The PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900.0 million, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) a revolving loan (the “PNC Revolving Credit Facility” and together with the Natixis Revolving Credit Facility, the “Revolving Credit Facilities”) under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 31, 2022 and (ii) a term loan (the “PNC Term Loan”) under the PNC Credit Facility during the period which commenced on January 29, 2019 and ended on January 29, 2020, unless, in the case of (i) and (ii), there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

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

On March 17, 2020, the Borrower further amended and restated the Amended PNC Credit Agreement (as further amended the “Second Amended PNC Credit Agreement”). The Second Amended PNC Credit Agreement, among other things, increased the total commitments under the PNC Credit Facility from $600.0 million to $795.0 million (the “Second Amended PNC Maximum Commitment”). The Second Amended PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900.0 million, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) revolving loans under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 31, 2022 and (ii) term loans under the PNC Credit Facility during the period commencing January 29, 2019 and ended on March 17, 2020, unless, there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum. On June 19, 2020, the Second Amended PNC Maximum Commitment was increased from $795.0 million to $825.0 million. On November 15, 2021, the Second Amended PNC Maximum Commitment was decreased from $825.0 million $700.0 million.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The

PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2021, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are consolidated in our consolidated financial statements and considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of December 31, 2021 and 2020, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of December 31, 2021 and 2020 is as follows (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2021	$700,000	$543,000	$149,756
As of December 31, 2020	$825,000	$413,000	$334,734

(1)
The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the PNC Credit Facility as of December 31, 2021 and 2020 consisted of $295.5 million and $165.5 million, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $247.5 million and $247.5 million, respectively, of PNC Term Loan.

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

We recorded most of the costs associated with the Revolving Credit Facilities as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of December 31, 2021 and 2020, $4.3 million and $4.3 million, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities. As of December 31, 2021 and 2020, $1.1 million and $1.6 million, respectively, of such deferred financing costs have yet to be amortized.

The summary information regarding the Credit Facilities for the years ended December 31, 2021, 2020 and 2019 was as follows (dollar amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Credit Facilities interest expense	$12,299	$17,943	$19,323
Unused fees	1,757	1,575	2,372
Administrative fees	100	100	50
Amortization of deferred financing costs	2,699	3,116	2,314
Total	$16,855	$22,734	$24,059
Weighted average interest rate	2.35%	2.90%	4.57%
Average outstanding balance	$515,948	$609,598	$416,797

On January 31, 2022 the Borrower's ability to draw under the PNC Revolving Credit Facility expired and the then outstanding PNC Revolving Credit Facility borrowings of $295.5 million converted into outstanding borrowings under the PNC Term Loan which mature on January 29, 2024.

In order to finance certain investment transactions, we may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby we sell to Macquarie an investment that we hold and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (the “Macquarie Transaction”).

In accordance with ASC 860, Transfers and Servicing ("ASC 860"), these Macquarie Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by the Macquarie Transaction remains on our Consolidated Statements of Assets and Liabilities as an asset, and we record a liability to reflect our repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase Obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the Repurchase Obligation is reported on our Consolidated Statements of Operations within Other expenses.

During the years ended December 31, 2021 and 2020, we entered into and settled repurchase agreements for which we incurred interest expense of $0.9 million and $0.6 million, respectively.

We had no outstanding Repurchase Obligations as of December 31, 2021 and 2020.

We had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2021 and 2020 (dollar amounts in thousands):

		December 31, 2021		December 31, 2020
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$3,618	$18	$10,854	$—
Altern Marketing LLC	October 2024	5,217	—	2,473	—
Bendon Inc.	December 2025	7,263	298	8,254	149
Caiman Merger Sub LLC	November 2024	—	—	1,031	—
Centric Brands Inc.	October 2024	3,315	—	2,922	—
Encompass Digital Media, Inc.	September 2023	1,661	—	1,661	28
FM Restaurants Holdco, LLC	November 2023	2,414	—	—	—
GEON Performance Solutions, LLC	October 2024	—	—	2,350	—
Greenfield World Trade, Inc.	December 2022	8,059	—	—	—
Hometown Food Company	August 2023	5,881	—	5,097	—
Karman Holdings LLC (fka Space Holdings LLC)	December 2025	1,311	9	9,364	122
KBP Investments LLC	May 2023	2,256	5	15,000	—
Mondee Holdings LLC	December 2024	8,613	—	8,613	—
Obagi Cosmeceuticals LLC	March 2026	11,308	—	—	—
Production Resource Group, LLC	October 2021	—	—	1,443	—
Quicken Parent Corp.	April 2023	—	—	948	7
Rapid Displays, Inc.	April 2026	1,770	—	—	—
UniTek Acquisition, Inc.	August 2023	1,714	140	3,214	498
WDE TorcSill Holdings LLC	October 2024	191	9	4,564	141
Winsight, LLC	October 2024	4,234	237	—	—
Total		$68,825	$716	$77,788	$945

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of December 31, 2021, 99.5% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of December 31, 2021, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 99.4%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2021 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$27,343	$17,885	$25,588
Up 200 basis points	13,036	11,923	1,113
Up 100 basis points	1,217	5,962	(4,745)
Down 100 basis points	(15)	(1,197)	1,182
Down 200 basis points	(30)	(1,197)	1,167

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021,

based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2021, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

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

TCW DIRECT LENDING VII LLC

Date: March 28, 2022	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2022	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 28, 2022	By:	/s/ Laird R. Landmann
Laird R. Landmann
Director

Date: March 28, 2022	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 28, 2022	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 28, 2022	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 28, 2022	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 28, 2022	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer
(Principal Financial and Accounting Officer)

TCW Direct Lending VII LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending VII LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending VII LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, and changes in members’ capital, and cash flows for each of the three years in the period then ended, the financial highlights for each of the three years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, and changes in members’ capital and cash flows for each of the three years in the period then ended, and the financial highlights for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities, each of which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value of equity instruments and a discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $1,433,411,389 as of December 31, 2021.

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

March 28, 2022

We have served as the Company’s auditor since 2017.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2021

Industry	Issuer	Acquisition Date	Investment% of Net Assets	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (1)
Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	3.1%	$29,284,398	08/20/24	$28,969,983	$27,937,315
	Heligear Acquisition Co.	07/30/19	Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	6.0%	54,030,614	07/30/24	53,462,220	54,570,919
	Karman Holdings LLC	12/21/20	Revolver - 7.75% (LIBOR + 6.75%, 1.00% Floor)	0.6%	5,243,891	12/21/25	5,243,891	5,207,184
	Karman Holdings LLC	12/21/20	Term Loan - 7.75% (LIBOR + 6.75%, 1.00% Floor)	7.0%	63,913,986	12/21/25	62,788,168	63,466,587
	Navistar Defense, LLC	11/30/21	Term Loan A - 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, all PIK)	0.4%	2,199,560	12/31/22	2,199,560	3,244,352
	Navistar Defense, LLC	12/31/18	Term Loan B - 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, all PIK)	1.5%	17,617,285	12/31/23	17,424,489	13,671,013
				18.6%	172,289,734		170,088,311	168,097,370
Air Freight & Logistics
	Need It Now Delivers, LLC	12/23/19	Last Out Delayed Draw Term Loan - 8.75% (LIBOR + 7.00%, 1.75% Floor)	0.1%	1,402,941	12/23/24	1,402,941	1,402,941
	Need It Now Delivers, LLC	12/23/19	Last Out Term Loan - 8.75% (LIBOR + 7.00%, 1.75% Floor)	1.5%	13,332,824	12/23/24	13,137,818	13,332,824
				1.6%	14,735,765		14,540,759	14,735,765
Auto Components
	Shipston Group U.S. Inc.	05/18/20	Last Out Term Loan - 9.00% inc PIK (LIBOR + 7.75%, 1.25% Floor, 2.00% PIK)	0.2%	1,799,916	09/28/23	1,799,916	1,600,126
	Shipston Group U.S. Inc.	09/28/18	Last Out Term Loan - 9.00% inc PIK (LIBOR + 7.75%, 1.25% Floor, 2.00% PIK)	2.6%	26,947,372	09/28/23	26,803,392	23,956,214
				2.8%	28,747,288		28,603,308	25,556,340
Beverages
	Westrock Coffee Company, LLC	02/28/20	Term Loan - 10.00% inc PIK (LIBOR + 8.50%, 1.50% Floor, 0.25% PIK)	7.1%	64,620,783	02/28/25	63,914,270	63,845,333
				7.1%	64,620,783		63,914,270	63,845,333
Capital Goods
	Carolina Atlantic Roofing Suppy LLC	05/28/21	Term Loan - 8.25% (LIBOR + 7.25%, 1.00% Floor)	5.2%	45,929,200	05/28/26	45,120,283	46,526,280
				5.2%	45,929,200		45,120,283	46,526,280
Chemicals
	AGY Holdings Corp. (2)	09/21/20	Delayed Draw Term Loan - 11.50% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	2.1%	19,523,556	09/21/25	19,523,556	19,425,938
	AGY Holdings Corp. (2)	09/21/20	Term Loan - 11.50% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	2.8%	25,130,666	09/21/25	25,130,666	25,005,013
				4.9%	44,654,222		44,654,222	44,430,951
Commercial & Professional Services
	Rapid Displays, Inc.	04/16/21	Term Loan - 7.63% (LIBOR + 6.63%, 1.00% Floor)	1.6%	14,089,200	04/13/26	13,936,315	14,230,092
				1.6%	14,089,200		13,936,315	14,230,092
Commercial Services & Supplies
	Clover Imaging Group, LLC	12/16/19	Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	0.8%	7,352,661	12/16/24	7,265,351	7,293,840
	Retail Services WIS Corporation	05/20/21	Term Loan - 8.75% (LIBOR + 7.75%, 1.00% Floor)	6.7%	58,621,697	05/20/25	57,420,831	60,380,347
				7.5%	65,974,358		64,686,182	67,674,187

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

Industry	Issuer	Acquisition Date	Investment% of Net Assets	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Construction & Engineering
	UniTek Acquisition, Inc.	09/16/20	Delayed Draw Term Loan A - 7.50% inc PIK (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.1%	$1,472,938	08/20/23	$849,265	$1,352,157
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 8.50% inc PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	0.3%	3,438,938	08/20/24	3,438,938	3,009,071
	UniTek Acquisition, Inc.	11/10/20	Revolver - 7.75% (Prime + 4.50%, 1.00% Floor)	0.1%	1,501,481	08/20/23	1,501,481	1,378,360
	UniTek Acquisition, Inc.	09/16/20	Term Loan A - 7.50% inc PIK (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.7%	7,364,691	08/20/23	4,244,394	6,760,787
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 8.50% inc PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	1.7%	17,195,660	08/20/24	17,016,683	15,046,203
				2.9%	30,973,708		27,050,761	27,546,578
Construction Materials
	United Poly Systems Holding, Inc.	12/28/20	Mezzanine Loan - 13.00% inc PIK (13.00% Fixed Coupon, all PIK)	0.8%	8,039,430	12/31/25	8,039,430	7,589,222
				0.8%	8,039,430		8,039,430	7,589,222
Consumer Durables & Apparel
	Rocky Brands, Inc. (3)	03/15/21	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	5.4%	48,888,419	03/15/26	48,067,008	48,888,419
	Twin Star International, Inc.	06/18/21	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	4.4%	41,670,600	06/18/26	41,205,914	39,378,717
				9.8%	90,559,019		89,272,922	88,267,136
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 11.75% (LIBOR + 10.50%, 1.25% Floor)	4.5%	40,363,826	02/26/26	39,693,159	40,363,826
				4.5%	40,363,826		39,693,159	40,363,826
Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan - 9.75% (LIBOR + 8.50%, 1.25% Floor)	5.6%	51,155,454	09/07/23	50,111,882	50,797,366
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 11.00% inc PIK (LIBOR + 9.50%, 1.50% Floor, 2.75% PIK)	0.8%	7,576,182	10/22/24	7,576,182	7,212,526
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 11.00% inc PIK (LIBOR + 9.50%, 1.50% Floor, 2.75% PIK)	2.7%	25,675,963	10/22/24	25,320,833	24,443,517
				9.1%	84,407,599		83,008,897	82,453,409
Food Products
	Hometown Food Company	08/31/18	Term Loan - 6.25% (LIBOR + 5.00%, 1.25% Floor)	2.4%	22,143,719	08/31/23	21,976,613	22,143,719
				2.4%	22,143,719		21,976,613	22,143,719
Health Care Technology
	PatientPoint Health Technologies, LLC	03/30/21	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	1.9%	16,674,000	03/07/25	16,303,792	16,774,044
				1.9%	16,674,000		16,303,792	16,774,044
Hotels, Restaurants & Leisure
	FM Restaurants Holdco, LLC	11/25/19	Term Loan - 9.75% (LIBOR + 8.00%, 1.75% Floor)	2.3%	20,961,949	11/22/23	20,714,706	20,961,949
	KBP Brands, LLC	05/26/21	Delayed Draw Term Loan - 5.75% (LIBOR + 5.00%, 0.75% Floor)	1.5%	13,744,248	05/26/27	13,744,248	13,716,759
	KBP Brands, LLC	05/26/21	Term Loan - 5.75% (LIBOR + 5.00%, 0.75% Floor)	1.1%	9,970,509	05/26/27	9,679,005	9,950,568
	Red Lobster Management, LLC	01/22/21	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	6.1%	55,031,940	01/22/26	54,138,651	54,976,908
				11.0%	99,708,646		98,276,610	99,606,184

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

Industry	Issuer	Acquisition Date	Investment% of Net Assets	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Household & Personal Products
	Obagi Cosmeceuticals LLC	03/16/21	Revolver - 8.50% (LIBOR + 7.50%, 1.00% Floor)	0.8%	$6,784,800	03/16/26	$6,784,800	$6,784,800
	Obagi Cosmeceuticals LLC	03/16/21	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	5.6%	49,382,036	03/16/26	48,173,082	50,715,351
				6.4%	56,166,836		54,957,882	57,500,151
Household Durables
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 7.00% (LIBOR + 6.00%, 1.00% Floor)	3.0%	26,681,925	10/29/26	26,535,277	26,681,925
				3.0%	26,681,925		26,535,277	26,681,925
Household Products
	Greenfield World Trade, Inc.	08/12/21	Last Out Delayed Draw Term Loan - 14.83% inc PIK (LIBOR + 13.33%, 1.50% Floor, 7.00% PIK)	1.1%	10,073,456	12/31/22	8,919,377	10,385,734
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 14.83% inc PIK (LIBOR + 13.33%, 1.50% Floor, 7.00% PIK)	5.8%	51,136,809	03/31/25	48,505,930	52,108,408
				6.9%	61,210,265		57,425,307	62,494,142
Information Technology Services
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	1.4%	12,400,480	11/15/23	12,400,480	12,400,480
	Corcentric, Inc.	11/15/18	Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	3.5%	31,528,880	11/15/23	31,229,645	31,528,880
				4.9%	43,929,360		43,630,125	43,929,360
Internet & Direct Marketing Retail
	Altern Marketing LLC	09/30/20	First Out Term Loan - 8.00% (LIBOR + 6.00%, 2.00% Floor)	1.2%	11,033,313	10/07/24	10,883,200	11,165,713
				1.2%	11,033,313		10,883,200	11,165,713
Media
	Encompass Digital Media, Inc.	10/01/18	Revolver - 8.75% (LIBOR + 7.50%, 1.25% Floor)	0.1%	866,591	09/28/23	866,591	866,591
	Encompass Digital Media, Inc.	10/01/18	Term Loan - 8.75% inc PIK (LIBOR + 7.50%, 1.25% Floor, 1.13% PIK)	3.3%	29,959,514	09/28/23	29,822,972	29,959,514
	Winsight, LLC	11/15/18	Revolver - 12.00% inc PIK (LIBOR + 11.00%, 1.00% Floor, 4.00% PIK)	0.2%	1,566,816	04/01/24	1,566,816	1,479,074
	Winsight, LLC	11/15/18	Term Loan - 12.00% inc PIK (LIBOR + 11.00%, 1.00% Floor, 4.00% PIK)	2.2%	20,992,166	04/01/24	20,776,633	19,816,605
				5.8%	53,385,087		53,033,012	52,121,784
Packaging
	Hoover Group, Inc.	10/01/20	Term Loan - 9.75% (LIBOR + 8.50%, 1.25% Floor)	3.2%	30,200,733	10/01/24	29,785,654	28,751,098
				3.2%	30,200,733		29,785,654	28,751,098
Personal Products
	Voyant Beauty Holdings, Inc.	08/20/20	Term Loan - 10.50% inc PIK (LIBOR + 9.00%, 1.50% Floor, 0.50% PIK)	5.5%	51,444,798	08/20/25	50,378,380	49,747,120
				5.5%	51,444,798		50,378,380	49,747,120
Publishing
	Bendon Inc.	12/11/20	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	5.5%	51,931,651	12/11/25	51,001,075	49,802,454
				5.5%	51,931,651		51,001,075	49,802,454

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

Industry	Issuer	Acquisition Date	Investment% of Net Assets	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Software
	Mondee Holdings LLC	12/20/19	Term Loan - 12.25% inc PIK (LIBOR + 10.50%, 1.75% Floor, all PIK)	9.7%	$91,567,657	12/23/24	$89,880,283	$87,538,679
				9.7%	91,567,657		89,880,283	87,538,679
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	10/09/20	Revolver - 6.50% (LIBOR + 5.50%, 1.00% Floor)	0.2%	1,382,456	10/09/24	1,382,456	1,382,456
	Centric Brands Inc. (3)	10/09/20	Term Loan - 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, all PIK)	4.1%	38,828,277	10/09/25	35,890,170	36,809,207
	Keeco Holdings, LLC	09/19/18	Term Loan - 10.75% inc PIK (LIBOR + 9.00%, 1.75% Floor, 1.25% PIK)	6.2%	57,478,402	03/15/24	57,013,228	55,811,528
				10.5%	97,689,135		94,285,854	94,003,191
	Total Debt Investments			154.3%			1,390,961,883	1,393,576,053

	EQUITY
					Shares		Amortized Cost	Fair Value
Chemicals
	AGY Equity LLC (2) (5) (6)		Class A Preferred Units	0.0%	7,752,414		$—	$—
	AGY Equity LLC (2) (5) (6)		Class B Preferred Units	0.0%	10,078,138		—	—
	AGY Equity LLC (2) (5) (6)		Class C Common Units	0.0%	11,241,000		—	—
				0.0%	29,071,552		—	—
Construction Materials
	United Poly Systems Holding, Inc. (5) (6)		Common Stock	0.0%	7,550		755,000	—
				0.0%	7,550		755,000	—
Household Durables
	Shelterlogic Group Holdings, Inc (4) (5) (6)		Common Stock	3.4%	1,254,034		—	30,761,454
				3.4%	1,254,034		—	30,761,454
Household Products
	Greenfield World Trade, Inc. (5) (6)		Class A-1 Warrant, expires 03/25/27	0.6%	3,869		3,059,379	5,506,150
	Greenfield World Trade, Inc. (5) (6)		Class A-2 Warrant, expires 03/25/27	0.2%	1,345		1,158,446	1,445,527
				0.8%	5,214		4,217,824	6,951,677
Software
	Mondee Holdings LLC (5) (6)		Class G Preferred Stock	0.2%	1,226,708		1,226,708	2,122,205
				0.2%	1,226,708		1,226,708	2,122,205
Textiles, Apparel & Luxury Goods
	Centric Brands L.P. (3) (5) (6)		Membership Interests	0.0%	159,658		—	—
	Centric Brands L.P. (3) (5) (6)		Class A LP Interests	0.0%	159,658		—	—
				0.0%	319,316		—	—
	Total Equity Investments			4.4%			6,199,532	39,835,336
	Total Debt & Equity Investments (7)			158.7%			1,397,161,415	1,433,411,389
	Total Investments (158.7%)						$1,397,161,415	$1,433,411,389
	Net unrealized depreciation on unfunded commitments (-0.1%)							(716,390)
	Liabilities in Excess of Other Assets (-58.6%)							(529,399,496)
	Net Assets (100.0%)							$903,295,503

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and 2021 along with transactions during the year ended December 31, 2021 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2020	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at December 31, 2021	Interest/Dividend/ Other income
AGY Holdings Corp. Opco Term Loan - 11.50% inc. PIK	$3,391,067	$16,132,489	$—	$—	$(97,618)	$19,425,938	$3,094,020
AGY Holdings Corp. PIK Holdco Term Loan - 11.50% inc. PIK	23,651,102	1,479,564	—	—	(125,653)	25,005,013	2,946,431
AGY Holdings Corp. Class A Preferred units	—	—	—	—	—	—	—
AGY Holdings Corp. Class B Preferred units	—	—	—	—	—	—	—
AGY Holdings Corp. Class C Common units	—	—	—	—	—	—	—
Total Controlled Affiliated investments	$27,042,169	$17,612,053	$—	$—	$(223,271)	$44,430,951	$6,040,451

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2021, $87,080,082 or 5.5% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and 2021 along with transactions during the period ended December 31, 2021 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2020	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at December 31, 2021	Interest/Dividend/ Other income
Shelterlogic Group Holdings, Inc. Common Stock	$9,578,443	$—	$—	$—	$21,183,011	$30,761,454	$—
Slogic Holding Corp. Last Out Term Loan - 6.87%	27,252,661	(11,592)	(570,736)	—	11,592	26,681,925	1,971,455
Total Non-Controlled Affiliated Investments	$36,831,104	$(11,592)	$(570,736)	$—	$21,194,603	$57,443,379	$1,971,455

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities was $39,835,336, or 2.5% of the Company’s total assets.
(7)
The fair value of each debt and equity was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $604,501,688 and $621,092,362, respectively, for the period ended December 31, 2021. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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
(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2019 and 2020 along with transactions during the year ended December 31, 2020 in these controlled investments are as follows:

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
(6)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2019 and 2020 along with transactions during the year ended December 31, 2020 in these affiliated investments are as follows:

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of December 31,
	2021	2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,325,972 and $1,345,545, respectively)	$1,331,537	$1,340,325
Non-controlled affiliated investments (amortized cost of $26,535 and $27,118, respectively)	57,443	36,831
Controlled affiliated investments (amortized cost of $44,654 and $27,042, respectively)	44,431	27,042
Cash and cash equivalents	113,687	148,204
Interest receivable	6,939	5,292
Deferred financing costs	2,817	4,314
Due from Adviser	467	1,023
Prepaid and other assets	104	80
Total Assets	$1,557,425	$1,563,111
Liabilities
Revolving credit facilities payable	$340,500	$337,500
Term loan (net of $1,147 and $1,613 of deferred financing costs, respectively)	246,387	245,852
Payable for open trades	—	125,229
Incentive fee payable	58,549	15,278
Management fees payable	5,247	4,955
Interest and credit facilities expense payable	2,520	2,448
Unrealized depreciation on unfunded commitments	716	945
Other accrued expenses and other liabilities	210	507
Total Liabilities	$654,129	$732,714
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	$1,373,401	$1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(458,401)
Common Unitholders’ return of capital	(271,342)	(53,683)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	934,160	858,819
Accumulated loss	(30,864)	(28,422)
Total Members’ Capital	$903,296	$830,397
Total Liabilities and Members’ Capital	$1,557,425	$1,563,111
Net Asset Value Per Unit (Note 10)	$77.81	$93.84

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31,
	2021	2020	2019
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$128,042	$121,761	$86,813
Interest income paid-in-kind	26,359	20,664	837
Other fee income	984	380	98
Non-controlled affiliated investments:
Interest income	1,971	2,603	—
Controlled affiliated investments:
Interest income	3,416	837	—
Interest income paid-in-kind	2,624	426	—
Other fee income	—	10	—
Total investment income	163,396	146,681	87,748
Expenses
Incentive fees	43,271	3,130	12,148
Management fees	21,387	19,813	13,330
Interest and credit facility expenses	16,855	22,734	24,059
Administrative fees	1,482	1,404	1,049
Professional fees	1,313	1,261	1,241
Directors’ fees	399	391	394
Other expenses	1,392	820	169
Total expenses	86,099	49,553	52,390
Expenses reimbursed by the Adviser	(467)	(1,023)	—
Net expenses	85,632	48,530	52,390
Net investment income	$77,764	$98,151	$35,358
Net realized and unrealized gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliated investments	$2,049	$(20,748)	$758
Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments	11,014	(19,013)	7,575
Non-controlled affiliated investments	21,195	11,412	—
Controlled affiliated investments	(223)	—	—
Net realized and unrealized gain (loss) on investments	$34,035	$(28,349)	$8,333
Net increase in Members’ Capital from operations	$111,799	$69,802	$43,691
Basic and diluted:
Income per unit	$8.14	$5.08	$3.17

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2018	$398,367	$3,037	$401,404
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	35,358	35,358
Net realized gain on investments	—	758	758
Net change in unrealized appreciation/depreciation on investments	—	7,575	7,575
Distributions to Members from:
Distributable earnings	—	(48,361)	(48,361)
Return of capital	(4,639)	—	(4,639)
Return of unused capital	(146,453)	—	(146,453)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	570,588	—	570,588
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2019	419,496	(4,670)	414,826
Members’ Capital at December 31, 2019	$817,863	$(1,633)	$816,230
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	98,151	98,151
Net realized loss on investments	—	(20,748)	(20,748)
Net change in unrealized appreciation/depreciation on investments	—	(7,601)	(7,601)
Distributions to Members from:
Distributable earnings	—	(96,591)	(96,591)
Return of capital	(49,044)	—	(49,044)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	90,000	—	90,000
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2020	40,956	(26,789)	14,167
Members’ Capital at December 31, 2020	$858,819	$(28,422)	$830,397
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	77,764	77,764
Net realized gain on investments	—	2,049	2,049
Net change in unrealized appreciation/depreciation on investments	—	31,986	31,986
Distributions to Members from:
Distributable earnings	—	(114,241)	(114,241)
Return of capital	(217,659)	—	(217,659)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	293,000	—	293,000
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2021	75,341	(2,442)	72,899
Members’ Capital at December 31, 2021	$934,160	$(30,864)	$903,296

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$111,799	$69,802	$43,691
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(575,519)	(670,525)	(921,820)
Purchases of short-term investments	—	(599,748)	—
Interest income paid-in-kind	(28,983)	(21,090)	(837)
Proceeds from sales and paydowns of investments	621,092	639,529	111,491
Net realized (gain) loss on investments	(2,049)	20,748	(758)
Net change in unrealized appreciation/depreciation on investments	(31,986)	7,601	(7,575)
Amortization of premium and accretion of discount, net	(11,997)	(14,751)	(5,135)
Amortization of deferred financing costs	2,699	3,116	2,314
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,647)	1,052	(4,238)
(Increase) decrease in due from Adviser	556	(1,023)	—
(Increase) decrease in prepaid and other assets	(24)	(23)	747
Increase (decrease) in payable for short-term investments purchased	—	599,748	—
Increase (decrease) in interest and credit facilities expense payable	72	(1,418)	2,973
Increase (decrease) in management fees payable	292	(3,734)	6,381
Increase (decrease) in payable for open trades	(125,229)	125,229	—
Increase (decrease) in incentive fees payable	43,271	3,130	12,148
Increase (decrease) in directors’ fees payable	—	—	(15)
Increase (decrease) in organization costs payable to Adviser	—	—	(741)
Increase (decrease) in offering costs payable to Adviser	—	—	(633)
Increase (decrease) in directors’ fees reimbursable to Adviser	—	—	(92)
Increase (decrease) in other accrued expenses and liabilities	(297)	11	89
Net cash (used in) provided by operating activities	$2,050	$157,654	$(762,010)
Cash Flows from Financing Activities
Contributions	$293,000	$90,000	$570,588
Distributions	(114,241)	(96,591)	(48,361)
Return of capital	(217,659)	(49,044)	(4,639)
Return of unused capital	—	—	(146,453)
Offering costs, net of offering costs reimbursed	—	—	—
Deferred financing costs paid	(667)	(1,889)	(7,046)
Proceeds from credit facilities	303,000	48,000	533,000
Repayments of credit facilities	(300,000)	(220,000)	(76,000)
Proceeds from repurchase obligations	125,229	—	—
Repayments of repurchase obligations	(125,229)	—	—
Net cash (used in) provided by financing activities	$(36,567)	$(229,524)	$821,089
Net (decrease) increase in cash and cash equivalents	$(34,517)	$(71,870)	$59,079
Cash and cash equivalents, beginning of year	$148,204	$220,074	$160,995
Cash and cash equivalents, end of year	$113,687	$148,204	$220,074
Supplemental and non-cash financing activities
Interest expense paid	$13,450	$19,866	$16,635

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except for unit data)

December 31, 2021

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

Commitment Period: The Commitment Period commenced on April 13, 2018 (the “Initial Closing Date”), the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser and ended on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date in which the Company first completed an investment. In accordance with the Company’s LLC Agreement, the Company completed investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expected to be consummated prior to 90 days subsequent to the expiration date of the Commitment Period. The Company may also effect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of Capital Commitments (as defined below).

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of December 31, 2021, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Unitholder	$1,373,401	$165,401	88.0%	13,734,010

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2021

1. Organization and Basis of Presentation (Continued)

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

The Recallable Amount as of December 31, 2021 was $271,342.

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

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized as interest income in the period in which it was earned. Income received in exchange for the provision of services such as administration and managerial services are recognized as other fee income in the period in which it was earned.

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

December 31, 2021

2. Significant Accounting Policies (Continued)

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

Recent Accounting Pronouncements: In January 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-01, Reference Rate Reform (Topic 848) ("ASU 2021-01"). ASU 2021-01 is an update of ASU 2020-04 (defined below), which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of London Interbank Offered Rate (“LIBOR”); regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. Management is currently evaluating the implications, if any, of the additional requirements and its impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provides optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of LIBOR and other interbank offered reference rates as of the end of 2021. The ASU is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2021

2. Significant Accounting Policies (Continued)

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

December 31, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2021:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,393,576	$1,393,576
Equity	—	—	39,835	39,835
Total Assets	$—	$—	$1,433,411	$1,433,411

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

December 31, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2021:

	Debt	Equity	Total
Balance, January 1, 2021	$1,385,675	$15,883	$1,401,558
Purchases, including payments received in-kind	618,490	3,259	621,749
Sales and paydowns of investments	(632,010)	(3,117)	(635,127)
Amortization of premium and accretion of discount, net	11,997	—	11,997
Net realized (loss) gain	(1,686)	2,612	926
Net change in unrealized appreciation/depreciation	11,110	21,198	32,308
Balance, December 31, 2021	$1,393,576	$39,835	$1,433,411
Net change in unrealized appreciation/depreciation in investments held as of December 31, 2021	$12,671	$23,030	$35,701

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2020:

	Debt	Equity	Total
Balance, January 1, 2020	$1,360,505	$608	$1,361,113
Purchases, including payments received in-kind	734,175	2,690	736,865
Sales and paydowns of investments	(683,600)	—	(683,600)
Amortization of premium and accretion of discount, net	14,751	—	14,751
Net realized loss	(20,430)	—	(20,430)
Net change in unrealized appreciation/depreciation	(19,726)	12,585	(7,141)
Balance, December 31, 2020	$1,385,675	$15,883	$1,401,558
Net change in unrealized appreciation/depreciation in investments held as of December 31, 2020	$(17,028)	$13,192	$(3,836)

The Company did not have any transfers between levels during the years ended December 31, 2021 and 2020.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2021:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$1,109,712	Income Method	Discount Rate	5.8% to 17.1%	10.5%	Decrease
Debt	$26,682	Market Method	EBITDA Multiple	6.0x to 7.0x	N/A	Increase
Debt	$61,346	Market Method	Revenue Multiple	0.6x to 1.1x	N/A	Increase
Debt	$195,836	Income Method	Discount Rate	6.5% to 19.2%	12.7%	Decrease
		Income Method	Take Out Indication	100.0% to 106.0%	N/A	Increase
Equity	$30,761	Market Method	EBITDA Multiple	6.0x to 7.5x	N/A	Increase
Equity	$—	Market Method	Revenue Multiple	0.6x to 0.8x	N/A	Increase
Equity	$6,952	Market Method	EBITDA Multiple	7.3x to 8.3x	N/A	Increase
		Income Method	Implied Volatility	60.0% to 60.0%	N/A	Increase
			Expected Term (in years)	2.5 to 2.5	N/A	Increase
Equity	$2,122	Market Method	EBITDA Multiple	6.8x to 7.8x	N/A	Increase
		Income Method	Take Out Indication	$3.45 to $3.45	N/A	Increase

* Weighted based on fair value

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2021

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

December 31, 2021

4. Agreements and Related Party Transactions (Continued)

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

For the years ended December 31, 2021,2020 and 2019, Management Fees incurred were $21,387, $19,813 and $13,330, respectively, of which $5,247 and $4,955 remained payable as of December 31, 2021 and 2020, respectively.

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

December 31, 2021

4. Agreements and Related Party Transactions (Continued)

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

December 31, 2021

4. Agreements and Related Party Transactions (Continued)

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

December 31, 2021

4. Agreements and Related Party Transactions (Continued)

the Adviser or its Affiliates in connection with the Adviser’s registration as an investment adviser under the Investment Advisers Act of 1940, as amended, or with its compliance as a registered investment adviser thereunder.

All Adviser Operating Expenses and all expenses of the Company that the Company will not bear will, as set forth above, will be borne by the Adviser or its affiliates.

During the years ended December 31, 2021, 2020 and 2019, the Adviser reimbursed $467, $1,023 and $0 respectively, of the Company’s expenses, in accordance with the Administration Agreement. As of December 31, 2021 and 2020, the Company had $467 and $1,023 of expense reimbursements due from the Adviser. Expense reimbursements received from the Adviser are subject to a three-year recoupment period. The Adviser's ability to potentially recoup expense reimbursements provided to the Company for the years ended December 31, 2021 and 2020 will expire on December 31, 2024 and 2023, respectively and will depend on whether the Company's expenses fall below the annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, the Company will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually).

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2021 and 2020:

		December 31, 2021		December 31, 2020
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$3,618	$18	$10,854	$—
Altern Marketing LLC	October 2024	5,217	—	2,473	—
Bendon Inc.	December 2025	7,263	298	8,254	149
Caiman Merger Sub LLC	November 2024	—	—	1,031	—
Centric Brands Inc.	October 2024	3,315	—	2,922	—
Encompass Digital Media, Inc.	September 2023	1,661	—	1,661	28
FM Restaurants Holdco, LLC	November 2023	2,414	—	—	—
GEON Performance Solutions, LLC	October 2024	—	—	2,350	—
Greenfield World Trade, Inc.	December 2022	8,059	—	—	—
Hometown Food Company	August 2023	5,881	—	5,097	—
Karman Holdings LLC (fka Space Holdings LLC)	December 2025	1,311	9	9,364	122
KBP Investments LLC	May 2023	2,256	5	15,000	—
Mondee Holdings LLC	December 2024	8,613	—	8,613	—
Obagi Cosmeceuticals LLC	March 2026	11,308	—	—	—
Production Resource Group, LLC	October 2021	—	—	1,443	—
Quicken Parent Corp.	April 2023	—	—	948	7
Rapid Displays, Inc.	April 2026	1,770	—	—	—
UniTek Acquisition, Inc.	August 2023	1,714	140	3,214	498
WDE TorcSill Holdings LLC	October 2024	191	9	4,564	141
Winsight, LLC	October 2024	4,234	237	—	—
Total		$68,825	$716	$77,788	$945

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2021

5. Commitments and Contingencies (Continued)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2021, the Company is not aware of any pending or threatened litigation.

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

6. Members’ Capital

The Company’s Unit activity for the years ended December 31, 2021, 2020 and 2019, was as follows:

	For the Year Ended December 31,
	2021	2020	2019
Units at beginning of period	13,734,010	13,734,010	10,672,260
Units issued and committed	—	—	3,061,750
Units issued and committed at end of period	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the years ended December 31, 2021, 2020 and 2019.

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

The Natixis Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement is May 10, 2021. On May 10, 2021, the Company exercised its option to extend the maturity date of the Natixis Credit Agreement to May 9, 2022. The Company has one more available option to extend the Natixis Credit Agreement maturity date for a term of up to 364 days after the maturity date per such extension. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.55% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.55%. As of December 31, 2019, the Natixis Maximum Commitment was $400,000. The Natixis Maximum Commitment was reduced to $340,000 on April 21, 2020 and was further reduced to $280,000 on July 1, 2020. On March 10, 2021, the Natixis Maximum Commitment was reduced to $250,000.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2021, the Company was in compliance with such covenants.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2021

7. Credit Facilities (Continued)

As of December 31, 2021 and 2020, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of December 31, 2021 and 2020 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2021	$250,000	$45,000	$163,967
As of December 31, 2020	$280,000	$172,000	$85,230

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

Under the PNC Credit Facility, the lenders have agreed to extend credit to the Borrower in an aggregate principal amount of up to $400,000 of revolving and term loans (the “PNC Maximum Commitment”), subject to compliance with a borrowing base (the “PNC Borrowing Base”). The PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900,000, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) a revolving loan (the “PNC Revolving Credit Facility” and together with the Natixis Revolving Credit Facility, the “Revolving Credit Facilities”) under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 31, 2022 and (ii) a term loan (the “PNC Term Loan”) under the PNC Credit Facility during the period which commenced on January 29, 2019 and ended on January 29, 2020, unless, there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

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

On March 17, 2020, the Borrower amended and restated the Amended PNC Credit Agreement (as further amended the “Second Amended PNC Credit Agreement”). The Second Amended PNC Credit Agreement, among other things, increased the total commitments under the PNC Credit Facility from $600,000 to $795,000 (the “Second Amended PNC Maximum Commitment”). The Second Amended PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900,000, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) revolving loans under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 31, 2022 and (ii) term loans under the PNC Credit Facility during the period commencing January 29, 2019 and ending on March 17, 2020, unless, in the case of (i) and (ii), there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum. On June 19, 2020, the Second Amended PNC Maximum Commitment was increased from $795,000 to $825,000. On November 15, 2021, the Second Amended PNC Maximum Commitment was decreased from $825,000 to $700,000.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2021

7. Credit Facilities (Continued)

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2021, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of December 31, 2021 and 2020, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of December 31, 2021 and 2020 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2021	$700,000	$543,000	$149,756
As of December 31, 2020	$825,000	$413,000	$334,734

(1)
The amount available considers any limitations related to the facility borrowing.

Borrowings under the PNC Credit Facility as of December 31, 2021 and 2020 consisted of $295,500 and $165,500, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $247,500 and $247,500, respectively, of PNC Term Loan.

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

Costs associated with the Revolving Credit Facilities were primarily recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of December 31, 2021 and 2020, $2,817 and $4,314, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company’s Consolidated Statements of Assets and Liabilities.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of December 31,
	2021	2020
Principal amount outstanding on PNC Term Loan	$247,500	$247,500
Deferred financing costs	(1,113)	(1,648)
PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$246,387	$245,852

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of December 31, 2021 and 2020, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2021

7. Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the years ended December 31, 2021, 2020 and 2019 was as follows:

	For the Year Ended December 31,
	2021	2020	2019
Credit Facilities interest expense	$12,299	$17,943	$19,323
Unused fees	1,757	1,575	2,372
Administrative fees	100	100	50
Amortization of deferred financing costs	2,699	3,116	2,314
Total	$16,855	$22,734	$24,059
Weighted average interest rate	2.35%	2.90%	4.57%
Average outstanding balance	$515,948	$609,598	$416,797

8. Repurchase Obligations

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

In accordance with ASC 860, Transfers and Servicing ("ASC 860), these Macquarie Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by the Macquarie Transaction remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase Obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the Repurchase Obligation is reported on the Company’s Consolidated Statements of Operations within Other expenses.

During the years ended December 31, 2021 and 2020, the Company entered into and settled a repurchase agreements for which the Company incurred interest expense of $890 and $624, respectively.

The Company had no outstanding Repurchase Obligations as of December 31, 2021 and 2020.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2021

9. Income Taxes (Continued)

As of December 31, 2021 and 2020, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of December 31,
	2021	2020
Cost of investments for federal income tax purposes	$1,402,577	$1,523,332
Unrealized appreciation	$53,276	$32,386
Unrealized depreciation	$(22,442)	$(27,893)
Net unrealized appreciation on investments	$30,834	$(4,493)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2021 and 2020. These differences result primarily from amendment fees reclassified as capital gains:

	As of December 31,
	2021	2020
Net investment income	$(6,743)	$(4,641)
Net realized gains	6,743	4,641

The tax character of shareholder distributions attributable to the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Ordinary income	$114,241	$96,591	$48,361
Return of capital	$217,659	$49,044	$4,639

The tax components of distributable earnings on a tax basis for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Net tax appreciation	$30,118	$3,548	$(11,149)
Capital loss carryover	$(1,900)	$(16,108)	$—
Other cumulative effect of timing differences	$(59,083)	$(15,278)	$12,783

As of December 31, 2021, the Company had a net long-term capital loss carryforward of $1,900 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

The Company did not have any unrecognized tax benefits as of December 31, 2021 and 2020, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior two years.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2021

10. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2021, 2020, 2019 and 2018 is presented below.

	For the Year Ended December 31,
	2021	2020	2019	2018
Net Asset Value Per Unit (accrual base), Beginning of Period	$93.84	$99.36	$100.23	$100.00
Net Decrease in Common Unitholder NAV from Prior Period		—	(0.05)	—
Income from Investment Operations:
Net investment income	5.66	7.15	2.57	0.44
Net realized and unrealized (loss) gain	2.48	(2.07)	0.60	0.45
Total from investment operations	8.14	5.08	3.17	0.89
Less Distributions:
From distributable earnings	(8.32)	(7.03)	(3.65)	(0.61)
From return of capital	(15.85)	(3.57)	(0.34)	—
Total distributions(2)	(24.17)	(10.60)	(3.99)	(0.61)
Offering costs, net of offering costs reimbursed		—	—	(0.05)
Net Asset Value Per Unit (accrual base), End of Period	$77.81	$93.84	$99.36	$100.23
Unitholder Total Return(3)	11.25%	8.69%	8.98%	5.59%
Unitholder IRR before incentive fees(4)	12.50%	10.07%	11.06%	8.49%
Unitholder IRR after all fees and expenses(4)	10.21%	9.00%	9.00%	8.49%
Ratios and Supplemental Data
Members’ Capital, end of period	$903,296	$830,397	$816,230	$401,404
Units outstanding, end of period	13,734,010	13,734,010	13,734,010	10,672,260
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	8.97%	6.35%	10.29%	6.46%
Expenses (reimbursed) recaptured by Adviser	(0.05%)	(0.13%)	—%	0.37%
Ratio of net expenses to average net assets	8.92%	6.22%	10.29%	6.83%
Ratio of financing cost to average net assets	1.76%	2.92%	4.72%	2.91%
Ratio of net investment income before expense recapture to average net assets	8.06%	12.46%	6.94%	4.20%
Ratio of net investment income to average net assets	8.10%	12.59%	6.94%	3.84%
Ratio of incentive fees to average net assets	4.51%	0.40%	2.39%	—%
Credit facilities payable	$586,887	$583,352	$755,387	$300,000
Asset coverage ratio	2.54	2.42	2.08	2.34
Portfolio turnover rate	39.85%	49.52%	12.91%	67.41%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of December 31, 2021, 2020, 2019 and 2018, respectively.
(2)
Excludes return of unused capital.
(3)
The Total Return for the years ended December 31, 2021, 2020, 2019 and 2018 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 12.50%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 10.21%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2021

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 31, 2022 the Borrower's ability to draw under the PNC Revolving Credit Facility expired and the then outstanding PNC Revolving Credit Facility borrowings of $295,500 converted into outstanding borrowings under the PNC Term Loan which mature on January 29, 2024.

On March 15, 2022, the Company extended the Natixis Credit Agreement term from May 9, 2022 to May 9, 2023.