Form 10-Q
period 2022-03-31
TCW Direct Lending VII LLC
filed 2022-05-11
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of March 31, 2022, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 11, 2022 was 13,734,010.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2022

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	2.7%	$26,141,609	08/20/24	$25,887,907	$24,756,103
	Heligear Acquisition Co.	07/30/19	Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	5.9%	53,290,468	07/30/24	52,783,479	53,823,373
	Karman Holdings LLC	12/21/20	Revolver - 8.00% (LIBOR + 7.00%, 1.00% Floor)	0.6%	5,243,891	12/21/25	5,243,891	5,243,891
	Karman Holdings LLC	12/21/20	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	6.9%	63,506,339	12/21/25	62,457,134	63,760,364
				7.5%	68,750,230		67,701,025	69,004,255
	Navistar Defense, LLC	11/30/21	Term Loan A - 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, all PIK)	0.3%	2,265,971	12/31/22	2,265,971	3,151,965
	Navistar Defense, LLC	12/31/18	Term Loan B - 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, all PIK)	1.4%	18,095,031	12/31/23	17,925,602	13,245,563
	Navistar Defense, LLC	01/11/22	Term Loan C - 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, all PIK)	0.5%	6,030,674	12/31/22	6,030,674	4,414,453
				2.2%	26,391,676		26,222,247	20,811,981
				18.3%	174,573,983		172,594,658	168,395,712

Air Freight & Logistics	Need It Now Delivers, LLC	12/23/19	Last Out Delayed Draw Term Loan - 8.75% (LIBOR + 7.00%, 1.75% Floor)	0.2%	1,383,843	12/23/24	1,383,843	1,383,843
	Need It Now Delivers, LLC	12/23/19	Last Out Term Loan - 8.75% (LIBOR + 7.00%, 1.75% Floor)	1.4%	13,150,183	12/23/24	12,973,773	13,150,183
				1.6%	14,534,026		14,357,616	14,534,026

Auto Components	Shipston Group U.S. Inc.	05/18/20	Last Out Term Loan - 7.50% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	0.2%	1,810,499	09/28/24	1,810,499	1,582,376
	Shipston Group U.S. Inc.	09/28/18	Last Out Term Loan - 7.50% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	2.7%	27,918,746	09/28/24	27,795,173	24,400,984
				2.9%	29,729,245		29,605,672	25,983,360

Beverages	Westrock Coffee Company, LLC	02/28/20	Term Loan - 10.00% inc PIK (LIBOR + 8.50%, 1.50% Floor, 0.25% PIK)	7.0%	64,249,866	02/28/25	63,602,646	64,121,366
				7.0%	64,249,866		63,602,646	64,121,366

Capital Goods	Carolina Atlantic Roofing Supply LLC	05/28/21	Term Loan - 8.25% (LIBOR + 7.25%, 1.00% Floor)	5.0%	45,813,800	05/28/26	45,052,077	46,317,752
				5.0%	45,813,800		45,052,077	46,317,752

Chemicals	AGY Holdings Corp.(2)	09/21/20	Delayed Draw Term Loan - 11.50% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	2.4%	22,491,691	09/21/25	22,491,691	21,749,465
	AGY Holdings Corp.(2)	09/21/20	Term Loan - 11.50% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	2.7%	25,509,512	09/21/25	25,509,512	24,667,698
				5.1%	48,001,203		48,001,203	46,417,163

Commercial & Professional Services	Rapid Displays, Inc.	04/16/21	Term Loan - 7.63% (LIBOR + 6.63%, 1.00% Floor)	1.4%	14,053,800	04/13/26	13,910,081	13,280,841
				1.4%	14,053,800		13,910,081	13,280,841

Commercial Services & Supplies	Clover Imaging Group, LLC	12/16/19	Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	0.8%	6,897,411	12/16/24	6,822,332	6,897,411
	Retail Services WIS Corporation	05/20/21	Term Loan - 8.75% (LIBOR + 7.75%, 1.00% Floor)	6.5%	58,251,223	05/20/25	57,125,908	59,998,760
				7.3%	65,148,634		63,948,240	66,896,171

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Construction & Engineering
	UniTek Acquisition, Inc.	09/16/20	Delayed Draw Term Loan A - 7.50% inc PIK (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.1%	$1,394,244	08/20/23	$770,571	$1,299,435
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 8.50% inc PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	0.3%	3,456,133	08/20/24	3,456,133	3,093,239
	UniTek Acquisition, Inc.	11/10/20	Revolver - 8.00% (PRIME + 4.50%, 1.00% Floor)	0.2%	2,144,284	08/20/23	2,144,284	1,998,473
	UniTek Acquisition, Inc.	09/16/20	Term Loan A - 7.50% inc PIK (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.7%	6,971,219	08/20/23	3,852,193	6,497,176
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 8.50% inc PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	1.7%	17,281,639	08/20/24	17,119,406	15,467,067
				3.0%	31,247,519		27,342,587	28,355,390
Construction Materials
	United Poly Systems Holding, Inc.	12/28/20	Mezzanine Loan - 12.00% inc PIK (12.00% Fixed Coupon, 6.00% PIK)	0.9%	8,300,711	12/31/25	8,300,711	7,893,976
				0.9%	8,300,711		8,300,711	7,893,976
Consumer Durables & Apparel
	Rocky Brands, Inc.(3)	03/15/21	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	5.2%	48,577,028	03/15/26	47,808,734	48,188,411
	Twin Star International, Inc.	06/18/21	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	4.3%	41,565,900	06/18/26	41,127,990	39,113,512
				9.5%	90,142,928		88,936,724	87,301,923
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 11.75% (LIBOR + 10.50%, 1.25% Floor)	4.3%	40,111,552	02/26/26	39,484,617	39,509,879
				4.3%	40,111,552		39,484,617	39,509,879
Energy Equipment & Services
	Profrac Holdings II, LLC	03/04/22	Term Loan - 9.50% (SOFR + 8.50%, 1.00% Floor)	5.5%	51,155,454	03/04/25	49,644,323	50,234,656
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 12.00% inc PIK (LIBOR + 10.50%, 1.50% Floor, 3.75% PIK)	0.8%	7,799,996	10/22/24	7,799,996	7,394,396
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 12.00% inc PIK (LIBOR + 10.50%, 1.50% Floor, 3.75% PIK)	2.3%	22,755,803	10/22/24	22,472,429	21,572,501
				3.1%	30,555,799		30,272,425	28,966,897
				8.6%	81,711,253		79,916,748	79,201,553
Food Products
	Hometown Food Company	08/31/18	Term Loan - 6.25% (LIBOR + 5.00%, 1.25% Floor)	2.3%	21,180,948	08/31/23	21,044,807	21,180,948
				2.3%	21,180,948		21,044,807	21,180,948
Health Care Technology
	PatientPoint Health Technologies, LLC	03/30/21	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	1.8%	16,632,000	03/07/25	16,291,350	16,715,160
				1.8%	16,632,000		16,291,350	16,715,160
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Delayed Draw Term Loan - 5.75% (LIBOR + 5.00%, 0.75% Floor)	1.5%	13,744,248	05/26/27	13,744,248	13,730,504
	KBP Brands, LLC	05/26/21	Term Loan - 5.75% (LIBOR + 5.00%, 0.75% Floor)	1.1%	9,955,764	05/26/27	9,677,982	9,945,808
				2.6%	23,700,012		23,422,230	23,676,312
	Red Lobster Management, LLC	01/22/21	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	6.0%	54,884,868	01/22/26	54,048,069	54,445,789
				8.6%	78,584,880		77,470,299	78,122,101

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Household & Personal Products
	Obagi Cosmeceuticals LLC	03/16/21	Revolver - 8.50% (LIBOR + 7.50%, 1.00% Floor)	0.7%	$6,784,800	03/16/26	$6,784,800	$6,784,800
	Obagi Cosmeceuticals LLC	03/16/21	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	5.5%	49,071,066	03/16/26	47,940,162	50,543,198
				6.2%	55,855,866		54,724,962	57,327,998
Household Durables
	Slogic Holding Corp.(4)	06/29/18	Last Out Term Loan - 7.00% (LIBOR + 6.00%, 1.00% Floor)	2.9%	26,681,925	10/29/26	26,542,767	26,681,925
				2.9%	26,681,925		26,542,767	26,681,925
Household Products
	Greenfield World Trade, Inc.	08/12/21	Last Out Delayed Draw Term Loan - 14.83% inc PIK (LIBOR + 13.33%, 1.50% Floor, 7.00% PIK)	1.1%	10,073,456	12/31/22	9,050,357	10,355,513
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 14.83% inc PIK (LIBOR + 13.33%, 1.50% Floor, 7.00% PIK)	5.8%	52,028,395	03/31/25	49,700,165	53,016,934
				6.9%	62,101,851		58,750,522	63,372,447
Information Technology Services
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	1.3%	12,334,520	11/15/23	12,334,520	12,334,520
	Corcentric, Inc.	11/15/18	Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	3.4%	31,363,980	11/15/23	31,105,514	31,363,980
				4.7%	43,698,500		43,440,034	43,698,500
Internet & Direct Marketing Retail
	Altern Marketing LLC	09/30/20	First Out Term Loan - 8.00% (LIBOR + 6.00%, 2.00% Floor)	1.1%	10,530,699	10/07/24	10,400,048	10,530,699
				1.1%	10,530,699		10,400,048	10,530,699
Media
	Encompass Digital Media, Inc.	10/01/18	Revolver - 8.75% (LIBOR + 7.50%, 1.25% Floor)	0.1%	866,591	09/28/23	866,591	866,591
	Encompass Digital Media, Inc.	10/01/18	Term Loan - 8.75% inc PIK (LIBOR + 7.50%, 1.25% Floor, 1.13% PIK)	3.3%	29,892,190	09/28/23	29,775,731	29,892,190
				3.4%	30,758,781		30,642,322	30,758,781
	Winsight, LLC	11/15/18	Term Loan - 12.00% inc PIK (LIBOR + 11.00%, 1.00% Floor, 4.00% PIK)	2.0%	19,017,045	04/01/24	18,869,504	18,636,704
				5.4%	49,775,826		49,511,826	49,395,485
Packaging
	Hoover Group, Inc.	10/01/20	Term Loan - 9.75% (LIBOR + 8.50%, 1.25% Floor)	3.2%	30,124,661	10/01/24	29,747,742	29,522,168
				3.2%	30,124,661		29,747,742	29,522,168
Personal Products
	Voyant Beauty Holdings, Inc.	08/20/20	Term Loan - 10.50% inc PIK (LIBOR + 9.00%, 1.50% Floor, 0.50% PIK)	5.3%	51,362,361	08/20/25	50,368,270	49,051,055
				5.3%	51,362,361		50,368,270	49,051,055
Publishing
	Bendon Inc.	12/11/20	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	5.4%	51,598,755	12/11/25	50,731,932	49,483,207
				5.4%	51,598,755		50,731,932	49,483,207

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Software
	Mondee Holdings LLC	12/20/19	Term Loan - 11.25% inc PIK (LIBOR + 9.50%, 1.75% Floor, all PIK)	9.8%	$94,635,095	12/23/24	$93,087,431	$90,092,611
				9.8%	94,635,095		93,087,431	90,092,611
Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	10/09/20	Revolver - 6.50% (LIBOR + 5.50%, 1.00% Floor)	0.3%	2,647,730	10/09/24	2,647,730	2,647,730
	Centric Brands Inc.(3)	10/09/20	Term Loan - 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, all PIK)	4.2%	39,820,555	10/09/25	37,074,481	38,267,554
				4.5%	42,468,285		39,722,211	40,915,284
	Keeco Holdings, LLC	09/19/18	Term Loan - 10.75% inc PIK (LIBOR + 9.00%, 1.75% Floor, 1.25% PIK)	6.0%	56,905,255	03/15/24	56,497,594	55,255,003
				10.5%	99,373,540		96,219,805	96,170,287
	Total Debt Investments			149.0%	1,399,755,427		1,373,385,375	1,369,553,703

	EQUITY				Shares		Amortized Cost	Fair Value
Chemicals
	AGY Equity LLC(2)(5)(6)		Class A Preferred Units	0.0%	7,752,414		$—	$—
	AGY Equity LLC(2)(5)(6)		Class B Preferred Units	0.0%	10,078,138		—	—
	AGY Equity LLC(2)(5)(6)		Class C Common Units	0.0%	11,241,000		—	—
				0.0%	29,071,552		—	—
Construction Materials
	United Poly Systems Holding, Inc.(5)(6)		Common Stock	0.0%	7,550		755,000	330,690
				0.0%	7,550		755,000	330,690
Household Durables
	Shelterlogic Group Holdings, Inc(4)(5)(6)		Common Stock	3.0%	1,254,034		—	27,350,482
				3.0%	1,254,034		—	27,350,482
Household Products
	Greenfield World Trade, Inc.(5)(6)		Class A-1 Warrant, expires 03/25/27	0.6%	3,869		3,059,378	5,300,341
	Greenfield World Trade, Inc.(5)(6)		Class A-2 Warrant, expires 03/25/27	0.2%	1,345		1,158,446	1,391,727
				0.8%	5,214		4,217,824	6,692,068
Software
	Mondee Holdings LLC(5)(6)		Class G Preferred Stock	0.2%	1,226,708		1,226,708	2,122,205
				0.2%	1,226,708		1,226,708	2,122,205
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC(3)(5)(6)		Membership Interests	0.0%	159,658		—	—
	Centric Brands L.P.(3)(5)(6)		Class A LP Interests	0.3%	159,658		—	2,667,885
				0.3%	319,316		—	2,667,885
	Total Equity Investments			4.3%	31,884,374		6,199,532	39,163,330
	Total Debt & Equity Investments(7)			153.3%			1,379,584,907	1,408,717,033
	Total Investments (153.3%)						$1,379,584,907	$1,408,717,033
	Net unrealized depreciation on unfunded commitments (-0.2%)							(1,545,317)
	Liabilities in Excess of Other Assets (-53.1%)							(488,317,295)
	Net Assets (100.0%)							$918,854,421

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2022

(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and March 31, 2022 along with transactions during the period ended March 31, 2022 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at March 31, 2022	Interest/Dividend/ Other income
AGY Holdings Corp. Opco Term Loan - 11.50% inc. PIK	$19,425,938	$2,968,135	$—	$—	$(644,608)	$21,749,465	$1,065,197
AGY Holdings Corp. PIK Holdco Term Loan - 11.50% inc. PIK	25,005,013	378,846	—	—	(716,161)	24,667,698	851,833
AGY Holdings Corp. Class A Preferred units	—	—	—	—	—	—	—
AGY Holdings Corp. Class B Preferred units	—	—	—	—	—	—	—
AGY Holdings Corp. Class C Common units	—	—	—	—	—	—	—
Total Controlled Affiliated investments	$44,430,951	$3,346,981	$—	$—	$(1,360,769)	$46,417,163	$1,917,030

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2022, $91,771,580 or 6.0% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and March 31, 2022 along with transactions during the period ended March 31, 2022 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at March 31, 2022	Interest/Dividend/ Other income
Shelterlogic Group Holdings, Inc. Common Stock	$30,761,454	$—	$—	$—	$(3,410,972)	$27,350,482	$—
Slogic Holding Corp. Last Out Term Loan - 7.00%	26,681,925	7,490	—	—	(7,490)	26,681,925	474,229
Total Non-Controlled Affiliated Investments	$57,443,379	$7,490	$—	$—	$(3,418,462)	$54,032,407	$474,229

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of March 31, 2022, the aggregate fair value of these securities was $39,163,330, or 2.6% of the Company’s total assets.
(7)
The fair value of each debt and equity was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $74,525,007 and $95,455,502, respectively, for the period ended March 31, 2022. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	100.0%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2021

Industry	Issuer	Acquisition Date	Investment% of Net Assets	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	3.1%	$29,284,398	08/20/24	$28,969,983	$27,937,315
	Heligear Acquisition Co.	07/30/19	Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	6.0%	54,030,614	07/30/24	53,462,220	54,570,919
	Karman Holdings LLC	12/21/20	Revolver - 7.75% (LIBOR + 6.75%, 1.00% Floor)	0.6%	5,243,891	12/21/25	5,243,891	5,207,184
	Karman Holdings LLC	12/21/20	Term Loan - 7.75% (LIBOR + 6.75%, 1.00% Floor)	7.0%	63,913,986	12/21/25	62,788,168	63,466,587
	Navistar Defense, LLC	11/30/21	Term Loan A - 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, all PIK)	0.4%	2,199,560	12/31/22	2,199,560	3,244,352
	Navistar Defense, LLC	12/31/18	Term Loan B - 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, all PIK)	1.5%	17,617,285	12/31/23	17,424,489	13,671,013
				18.6%	172,289,734		170,088,311	168,097,370
Air Freight & Logistics
	Need It Now Delivers, LLC	12/23/19	Last Out Delayed Draw Term Loan - 8.75% (LIBOR + 7.00%, 1.75% Floor)	0.1%	1,402,941	12/23/24	1,402,941	1,402,941
	Need It Now Delivers, LLC	12/23/19	Last Out Term Loan - 8.75% (LIBOR + 7.00%, 1.75% Floor)	1.5%	13,332,824	12/23/24	13,137,818	13,332,824
				1.6%	14,735,765		14,540,759	14,735,765
Auto Components
	Shipston Group U.S. Inc.	05/18/20	Last Out Term Loan - 9.00% inc PIK (LIBOR + 7.75%, 1.25% Floor, 2.00% PIK)	0.2%	1,799,916	09/28/23	1,799,916	1,600,126
	Shipston Group U.S. Inc.	09/28/18	Last Out Term Loan - 9.00% inc PIK (LIBOR + 7.75%, 1.25% Floor, 2.00% PIK)	2.6%	26,947,372	09/28/23	26,803,392	23,956,214
				2.8%	28,747,288		28,603,308	25,556,340
Beverages
	Westrock Coffee Company, LLC	02/28/20	Term Loan - 10.00% inc PIK (LIBOR + 8.50%, 1.50% Floor, 0.25% PIK)	7.1%	64,620,783	02/28/25	63,914,270	63,845,333
				7.1%	64,620,783		63,914,270	63,845,333
Capital Goods
	Carolina Atlantic Roofing Supply LLC	05/28/21	Term Loan - 8.25% (LIBOR + 7.25%, 1.00% Floor)	5.2%	45,929,200	05/28/26	45,120,283	46,526,280
				5.2%	45,929,200		45,120,283	46,526,280
Chemicals
	AGY Holdings Corp.(2)	09/21/20	Delayed Draw Term Loan - 11.50% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	2.1%	19,523,556	09/21/25	19,523,556	19,425,938
	AGY Holdings Corp.(2)	09/21/20	Term Loan - 11.50% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	2.8%	25,130,666	09/21/25	25,130,666	25,005,013
				4.9%	44,654,222		44,654,222	44,430,951
Commercial & Professional Services
	Rapid Displays, Inc.	04/16/21	Term Loan - 7.63% (LIBOR + 6.63%, 1.00% Floor)	1.6%	14,089,200	04/13/26	13,936,315	14,230,092
				1.6%	14,089,200		13,936,315	14,230,092
Commercial Services & Supplies
	Clover Imaging Group, LLC	12/16/19	Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	0.8%	7,352,661	12/16/24	7,265,351	7,293,840
	Retail Services WIS Corporation	05/20/21	Term Loan - 8.75% (LIBOR + 7.75%, 1.00% Floor)	6.7%	58,621,697	05/20/25	57,420,831	60,380,347
				7.5%	65,974,358		64,686,182	67,674,187

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

Industry	Issuer	Acquisition Date	Investment% of Net Assets	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Construction & Engineering
	UniTek Acquisition, Inc.	09/16/20	Delayed Draw Term Loan A - 7.50% inc PIK (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.1%	$1,472,938	08/20/23	$849,265	$1,352,157
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 8.50% inc PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	0.3%	3,438,938	08/20/24	3,438,938	3,009,071
	UniTek Acquisition, Inc.	11/10/20	Revolver - 7.75% (Prime + 4.50%, 1.00% Floor)	0.1%	1,501,481	08/20/23	1,501,481	1,378,360
	UniTek Acquisition, Inc.	09/16/20	Term Loan A - 7.50% inc PIK (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.7%	7,364,691	08/20/23	4,244,394	6,760,787
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 8.50% inc PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	1.7%	17,195,660	08/20/24	17,016,683	15,046,203
				2.9%	30,973,708		27,050,761	27,546,578
Construction Materials
	United Poly Systems Holding, Inc.	12/28/20	Mezzanine Loan - 13.00% inc PIK (13.00% Fixed Coupon, all PIK)	0.8%	8,039,430	12/31/25	8,039,430	7,589,222
				0.8%	8,039,430		8,039,430	7,589,222
Consumer Durables & Apparel
	Rocky Brands, Inc.(3)	03/15/21	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	5.4%	48,888,419	03/15/26	48,067,008	48,888,419
	Twin Star International, Inc.	06/18/21	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	4.4%	41,670,600	06/18/26	41,205,914	39,378,717
				9.8%	90,559,019		89,272,922	88,267,136
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 11.75% (LIBOR + 10.50%, 1.25% Floor)	4.5%	40,363,826	02/26/26	39,693,159	40,363,826
				4.5%	40,363,826		39,693,159	40,363,826
Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan - 9.75% (LIBOR + 8.50%, 1.25% Floor)	5.6%	51,155,454	09/07/23	50,111,882	50,797,366
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 11.00% inc PIK (LIBOR + 9.50%, 1.50% Floor, 2.75% PIK)	0.8%	7,576,182	10/22/24	7,576,182	7,212,526
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 11.00% inc PIK (LIBOR + 9.50%, 1.50% Floor, 2.75% PIK)	2.7%	25,675,963	10/22/24	25,320,833	24,443,517
				9.1%	84,407,599		83,008,897	82,453,409
Food Products
	Hometown Food Company	08/31/18	Term Loan - 6.25% (LIBOR + 5.00%, 1.25% Floor)	2.4%	22,143,719	08/31/23	21,976,613	22,143,719
				2.4%	22,143,719		21,976,613	22,143,719
Health Care Technology
	PatientPoint Health Technologies, LLC	03/30/21	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	1.9%	16,674,000	03/07/25	16,303,792	16,774,044
				1.9%	16,674,000		16,303,792	16,774,044
Hotels, Restaurants & Leisure
	FM Restaurants Holdco, LLC	11/25/19	Term Loan - 9.75% (LIBOR + 8.00%, 1.75% Floor)	2.3%	20,961,949	11/22/23	20,714,706	20,961,949
	KBP Brands, LLC	05/26/21	Delayed Draw Term Loan - 5.75% (LIBOR + 5.00%, 0.75% Floor)	1.5%	13,744,248	05/26/27	13,744,248	13,716,759
	KBP Brands, LLC	05/26/21	Term Loan - 5.75% (LIBOR + 5.00%, 0.75% Floor)	1.1%	9,970,509	05/26/27	9,679,005	9,950,568
	Red Lobster Management, LLC	01/22/21	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	6.1%	55,031,940	01/22/26	54,138,651	54,976,908
				11.0%	99,708,646		98,276,610	99,606,184

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

Industry	Issuer	Acquisition Date	Investment% of Net Assets	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Household & Personal Products
	Obagi Cosmeceuticals LLC	03/16/21	Revolver - 8.50% (LIBOR + 7.50%, 1.00% Floor)	0.8%	$6,784,800	03/16/26	$6,784,800	$6,784,800
	Obagi Cosmeceuticals LLC	03/16/21	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	5.6%	49,382,036	03/16/26	48,173,082	50,715,351
				6.4%	56,166,836		54,957,882	57,500,151
Household Durables
	Slogic Holding Corp.(4)	06/29/18	Last Out Term Loan - 7.00% (LIBOR + 6.00%, 1.00% Floor)	3.0%	26,681,925	10/29/26	26,535,277	26,681,925
				3.0%	26,681,925		26,535,277	26,681,925
Household Products
	Greenfield World Trade, Inc.	08/12/21	Last Out Delayed Draw Term Loan - 14.83% inc PIK (LIBOR + 13.33%, 1.50% Floor, 7.00% PIK)	1.1%	10,073,456	12/31/22	8,919,377	10,385,734
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 14.83% inc PIK (LIBOR + 13.33%, 1.50% Floor, 7.00% PIK)	5.8%	51,136,809	03/31/25	48,505,930	52,108,408
				6.9%	61,210,265		57,425,307	62,494,142
Information Technology Services
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	1.4%	12,400,480	11/15/23	12,400,480	12,400,480
	Corcentric, Inc.	11/15/18	Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	3.5%	31,528,880	11/15/23	31,229,645	31,528,880
				4.9%	43,929,360		43,630,125	43,929,360
Internet & Direct Marketing Retail
	Altern Marketing LLC	09/30/20	First Out Term Loan - 8.00% (LIBOR + 6.00%, 2.00% Floor)	1.2%	11,033,313	10/07/24	10,883,200	11,165,713
				1.2%	11,033,313		10,883,200	11,165,713
Media
	Encompass Digital Media, Inc.	10/01/18	Revolver - 8.75% (LIBOR + 7.50%, 1.25% Floor)	0.1%	866,591	09/28/23	866,591	866,591
	Encompass Digital Media, Inc.	10/01/18	Term Loan - 8.75% inc PIK (LIBOR + 7.50%, 1.25% Floor, 1.13% PIK)	3.3%	29,959,514	09/28/23	29,822,972	29,959,514
	Winsight, LLC	11/15/18	Revolver - 12.00% inc PIK (LIBOR + 11.00%, 1.00% Floor, 4.00% PIK)	0.2%	1,566,816	04/01/24	1,566,816	1,479,074
	Winsight, LLC	11/15/18	Term Loan - 12.00% inc PIK (LIBOR + 11.00%, 1.00% Floor, 4.00% PIK)	2.2%	20,992,166	04/01/24	20,776,633	19,816,605
				5.8%	53,385,087		53,033,012	52,121,784
Packaging
	Hoover Group, Inc.	10/01/20	Term Loan - 9.75% (LIBOR + 8.50%, 1.25% Floor)	3.2%	30,200,733	10/01/24	29,785,654	28,751,098
				3.2%	30,200,733		29,785,654	28,751,098
Personal Products
	Voyant Beauty Holdings, Inc.	08/20/20	Term Loan - 10.50% inc PIK (LIBOR + 9.00%, 1.50% Floor, 0.50% PIK)	5.5%	51,444,798	08/20/25	50,378,380	49,747,120
				5.5%	51,444,798		50,378,380	49,747,120
Publishing
	Bendon Inc.	12/11/20	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	5.5%	51,931,651	12/11/25	51,001,075	49,802,454
				5.5%	51,931,651		51,001,075	49,802,454

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

Industry	Issuer	Acquisition Date	Investment% of Net Assets	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Software
	Mondee Holdings LLC	12/20/19	Term Loan - 12.25% inc PIK (LIBOR + 10.50%, 1.75% Floor, all PIK)	9.7%	$91,567,657	12/23/24	$89,880,283	$87,538,679
				9.7%	91,567,657		89,880,283	87,538,679
Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	10/09/20	Revolver - 6.50% (LIBOR + 5.50%, 1.00% Floor)	0.2%	1,382,456	10/09/24	1,382,456	1,382,456
	Centric Brands Inc.(3)	10/09/20	Term Loan - 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, all PIK)	4.1%	38,828,277	10/09/25	35,890,170	36,809,207
	Keeco Holdings, LLC	09/19/18	Term Loan - 10.75% inc PIK (LIBOR + 9.00%, 1.75% Floor, 1.25% PIK)	6.2%	57,478,402	03/15/24	57,013,228	55,811,528
				10.5%	97,689,135		94,285,854	94,003,191
	Total Debt Investments			154.3%			1,390,961,883	1,393,576,053

	EQUITY
					Shares		Amortized Cost	Fair Value
Chemicals
	AGY Equity LLC(2)(5)(6)		Class A Preferred Units	0.0%	7,752,414		$—	$—
	AGY Equity LLC(2)(5)(6)		Class B Preferred Units	0.0%	10,078,138		—	—
	AGY Equity LLC(2)(5)(6)		Class C Common Units	0.0%	11,241,000		—	—
				0.0%	29,071,552		—	—
Construction Materials
	United Poly Systems Holding, Inc.(5)(6)		Common Stock	0.0%	7,550		755,000	—
				0.0%	7,550		755,000	—
Household Durables
	Shelterlogic Group Holdings, Inc(4)(5)(6)		Common Stock	3.4%	1,254,034		—	30,761,454
				3.4%	1,254,034		—	30,761,454
Household Products
	Greenfield World Trade, Inc.(5)(6)		Class A-1 Warrant, expires 03/25/27	0.6%	3,869		3,059,379	5,506,150
	Greenfield World Trade, Inc.(5)(6)		Class A-2 Warrant, expires 03/25/27	0.2%	1,345		1,158,446	1,445,527
				0.8%	5,214		4,217,824	6,951,677
Software
	Mondee Holdings LLC(5)(6)		Class G Preferred Stock	0.2%	1,226,708		1,226,708	2,122,205
				0.2%	1,226,708		1,226,708	2,122,205
Textiles, Apparel & Luxury Goods
	Centric Brands L.P.(3)(5)(6)		Membership Interests	0.0%	159,658		—	—
	Centric Brands L.P.(3)(5)(6)		Class A LP Interests	0.0%	159,658		—	—
				0.0%	319,316		—	—
	Total Equity Investments			4.4%			6,199,532	39,835,336
	Total Debt & Equity Investments(7)			158.7%			1,397,161,415	1,433,411,389
	Total Investments (158.7%)						$1,397,161,415	$1,433,411,389
	Net unrealized depreciation on unfunded commitments (-0.1%)							(716,390)
	Liabilities in Excess of Other Assets (-58.6%)							(529,399,496)
	Net Assets (100.0%)							$903,295,503

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and December 31, 2021 along with transactions during the year ended December 31, 2021 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2020	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at December 31, 2021	Interest/Dividend/ Other income
AGY Holdings Corp. Opco Term Loan - 11.50% inc. PIK	$3,391,067	$16,132,489	$—	$—	$(97,618)	$19,425,938	$3,094,020
AGY Holdings Corp. PIK Holdco Term Loan - 11.50% inc. PIK	23,651,102	1,479,564	—	—	(125,653)	25,005,013	2,946,431
AGY Holdings Corp. Class A Preferred units	—	—	—	—	—	—	—
AGY Holdings Corp. Class B Preferred units	—	—	—	—	—	—	—
AGY Holdings Corp. Class C Common units	—	—	—	—	—	—	—
Total Controlled Affiliated investments	$27,042,169	$17,612,053	$—	$—	$(223,271)	$44,430,951	$6,040,451
(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2021, $87,080,082 or 5.5% of the Company’s total assets were represented by “non—qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and December 31, 2021 along with transactions during the year ended December 31, 2021 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2020	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at December 31, 2021	Interest/Dividend/ Other income
Shelterlogic Group Holdings, Inc. Common Stock	$9,578,443	$—	$—	$—	$21,183,011	$30,761,454	$—
Slogic Holding Corp. Last Out Term Loan - 6.87%	27,252,661	(11,592)	(570,736)	—	11,592	26,681,925	1,971,455
Total Non-Controlled Affiliated Investments	$36,831,104	$(11,592)	$(570,736)	$—	$21,194,603	$57,443,379	$1,971,455
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

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $604,501,688 and $621,092,362, respectively, for the year ended December 31, 2021. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	100.0%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of March 31,
	2022	As of December 31,
	(unaudited)	2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,305,041 and $1,325,972, respectively)	$1,308,268	$1,331,537
Non-controlled affiliated investments (amortized cost of $26,543 and $26,535, respectively)	54,032	57,443
Controlled affiliated investments (amortized cost of $48,001 and $44,654, respectively)	46,417	44,431
Cash and cash equivalents	115,232	113,687
Interest receivable	7,289	6,939
Deferred financing costs	67	2,817
Due from Adviser	467	467
Prepaid and other assets	54	104
Total Assets	$1,531,826	$1,557,425

Liabilities
Term loan (net of $2,475 and $1,147 of deferred financing costs, respectively)	$540,525	$246,387
Revolving credit facilities payable	—	340,500
Incentive fee payable	62,439	58,549
Management fees payable	5,236	5,247
Interest and credit facilities expense payable	2,522	2,520
Unrealized depreciation on unfunded commitments	1,545	716
Directors’ fees payable	84	—
Other accrued expenses and other liabilities	621	210
Total Liabilities	612,972	654,129

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	$1,373,401	$1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(271,342)	(271,342)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	934,160	934,160
Accumulated loss	(15,306)	(30,864)
Total Members’ Capital	$918,854	$903,296
Total Liabilities and Members’ Capital	$1,531,826	$1,557,425
Net Asset Value Per Unit (Note 10)	$78.94	$77.81

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the Three Months Ended March 31,
	2022	2021
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$28,449	$32,236
Interest income paid-in-kind	7,439	5,643
Other fee income	213	68
Non-controlled affiliated investments:
Interest income	474	507
Controlled affiliated investments:
Interest income	1,154	492
Interest income paid-in-kind	763	436
Total investment income	38,492	39,382

Expenses
Management fees	$5,236	$5,324
Interest and credit facilities expenses	5,089	4,504
Incentive fees	3,890	21,098
Professional fees	234	273
Administrative fees	359	367
Directors’ fees	100	98
Other expenses	79	956
Total expenses	14,987	32,620
Net investment income	$23,505	$6,762
Net realized and unrealized (loss) gain on investments
Net realized gain:
Non-controlled/non-affiliated investments	$—	$1,221
Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments	(3,168)	10,869
Non-controlled affiliated investments	(3,418)	4,254
Controlled affiliated investments	(1,361)	—
Net realized and unrealized (loss) gain on investments	$(7,947)	$16,344
Net increase in Members’ Capital from operations	$15,558	$23,106
Basic and diluted:
Income per unit	$1.13	$1.68

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2021	$858,819	$(28,422)	$830,397
Net Increase (Decrease) in Members’ Capital Resulting from Operations:			—
Net investment income	—	6,762	6,762
Net realized gain on investments	—	1,221	1,221
Net change in unrealized appreciation/depreciation on investments	—	15,123	15,123
Distributions to Members from:			—
Distributable earnings	—	(24,000)	(24,000)
Increase in Members’ Capital Resulting from Capital Activity:			—
Contributions	127,000	—	127,000
Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2021	127,000	(894)	126,106
Members’ Capital at March 31, 2021	$985,819	$(29,316)	$956,503

Members’ Capital at January 1, 2022	$934,160	$(30,864)	$903,296
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	23,505	23,505
Net realized gain on investments	—	—	—
Net change in unrealized appreciation/depreciation on investments	—	(7,947)	(7,947)
Total Increase in Members’ Capital for the three months ended March 31, 2022	—	15,558	15,558
Members’ Capital at March 31, 2022	$934,160	$(15,306)	$918,854

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$15,558	$23,106
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by (used in) provided by operating activities:
Purchases of investments	(66,323)	(311,971)
Interest income paid-in-kind	(8,202)	(6,079)
Proceeds from sales and paydowns of investments	95,456	282,113
Net realized gain on investments	—	(1,221)
Net change in unrealized appreciation/depreciation on investments	7,947	(15,123)
Amortization of premium and accretion of discount, net	(3,355)	(3,351)
Amortization of deferred financing costs	1,388	772
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	(44,351)
(Increase) decrease in interest receivable	(350)	(2,264)
(Increase) decrease in due from Adviser	—	1,023
(Increase) decrease in prepaid and other assets	50	36
Increase (decrease) in payable for open trades	—	(54,729)
Increase (decrease) in incentive fees payable	3,890	21,098
Increase (decrease) in management fees payable	(11)	369
Increase (decrease) in interest and credit facilities expense payable	2	(52)
Increase (decrease) in directors’ fees payable	84	84
Increase (decrease) in other accrued expenses and liabilities	411	110
Net cash provided by (used in) operating activities	$46,545	$(110,430)
Cash Flows from Financing Activities
Contributions	$—	$127,000
Distributions	—	(24,000)
Deferred financing costs paid	—	(2)
Proceeds from credit facilities	—	15,000
Repayments of credit facilities	(45,000)	(27,000)
Proceeds from repurchase obligation	—	125,229
Repayments of repurchase obligation	—	(125,229)
Net cash (used in) provided by financing activities	$(45,000)	$90,998
Net increase (decrease) in cash and cash equivalents	$1,545	$(19,432)
Cash and cash equivalents, beginning of period	$113,687	$148,204
Cash and cash equivalents, end of period	$115,232	$128,772
Supplemental and non-cash financing activities
Interest expense paid	$3,330	$4,236

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

March 31, 2022

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

During 2018, the Company formed two Delaware limited liability companies which each have a single member interest owned by the Company. On February 12, 2020, the Company formed its third wholly-owned subsidiary, TCW DLG Funding VII 2020-1 LLC, a single member Delaware limited liability company. On March 21, 2022, the Company formed its fourth wholly-owned subsidiary, TCW DL NAV LLC, also a single member Delaware limited liability company.

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

March 31, 2022

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2022, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2022 was $271,342.

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

March 31, 2022

2. Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2022, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

March 31, 2022

2. Significant Accounting Policies (Continued)

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

March 31, 2022

3. Investment Valuations and Fair Value Measurements (Continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2022:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,369,554	$1,369,554
Equity	—	—	39,163	39,163
Total Assets	$—	$—	$1,408,717	$1,408,717

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2021:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,393,576	$1,393,576
Equity	—	—	39,835	39,835
Total Assets	$—	$—	$1,433,411	$1,433,411

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2022:

	Debt	Equity	Total
Balance, January 1, 2022	$1,393,576	$39,835	$1,433,411
Purchases, including payments received in-kind	74,525	—	74,525
Sales and paydowns of investments	(95,456)	—	(95,456)
Amortization of premium and accretion of discount, net	3,355	—	3,355
Net change in unrealized appreciation/depreciation	(6,446)	(672)	(7,118)
Balance, March 31, 2022	$1,369,554	$39,163	$1,408,717
Net change in unrealized appreciation/depreciation in investments held as of March 31, 2022	$(5,415)	$(672)	$(6,087)

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2022

3. Investment Valuations and Fair Value Measurements (Continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2021:

	Debt	Equity	Total
Balance, January 1, 2021	$1,385,675	$15,883	$1,401,558
Purchases, including payments received in-kind	318,050	—	318,050
Sales and paydowns of investments	(278,996)	(3,117)	(282,113)
Amortization of premium and accretion of discount, net	3,351	—	3,351
Net realized (losses) gains	(1,896)	3,117	1,221
Net change in unrealized appreciation/depreciation	9,762	4,441	14,203
Balance, March 31, 2021	$1,435,946	$20,324	$1,456,270
Net change in unrealized appreciation/depreciation in investments held as of March 31, 2021	$8,902	$6,273	$15,175

The Company did not have any transfers between levels during the three months ended March 31, 2022 and 2021.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2022:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$1,054,331	Income Method	Discount Rate	6.9% to 20.4%	11.8%	Decrease
Debt	$26,682	Market Method	EBITDA Multiple	5.5x to 6.5x	N/A	Increase
Debt	$67,229	Market Method	Revenue Multiple	0.5x to 1.1x	N/A	Increase
Debt	$221,312	Income Method	Discount Rate	8.3% to 20.2%	14.6%	Decrease
		Income Method	Take Out Indication	100.0% to 106.0%	N/A	Increase
Equity	$30,349	Market Method	EBITDA Multiple	5.3x to 6.6x	N/A	Increase
Equity	$—	Market Method	Revenue Multiple	0.5x to 0.7x	N/A	Increase
Equity	$6,692	Market Method	EBITDA Multiple	7.4x to 8.4x	N/A	Increase
		Income Method	Implied Volatility	60.0% to 60.0%	N/A	Increase
			Expected Term (in years)	2.5 to 2.5	N/A	Increase
Equity	$2,122	Market Method	Revenue Multiple	8.8x to 9.8x	N/A	Increase
		Income Method	Take Out Indication	$3.50 to $3.50	N/A	Increase

* Weighted based on fair value

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2022

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

4. Agreements and Related Party Transactions

Advisory Agreement: On December 29, 2017, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser.

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

March 31, 2022

4. Agreements and Related Party Transactions (Continued)

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

For the three months ended March 31, 2022, Management Fees incurred were $5,236, of which $5,236 remained payable as of March 31, 2022. For the three months ended March 31, 2021, Management Fees incurred amounted to $5,324, of which $5,324 remained payable at March 31, 2021.

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

March 31, 2022

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

Administration Agreement: On September 25, 2018, the Company entered into an Amended and Restated Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”), which amended and restated the Administration Agreement between the Company and the Administrator entered into on April 16, 2018. Under the Administration Agreement, the Administrator (or one or more delegated service providers) will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended; monitor the payment of the Company’s expenses; oversee the performance of administrative and professional services rendered to the Company by others; be responsible for the financial and other records that the Company is required to maintain; prepare and disseminate reports to Unitholders and reports and other materials to be filed with the SEC or other regulators; assist the Company in determining and publishing (as necessary or appropriate) its net asset value; oversee the preparation and filing of tax returns; generally oversee the payment of expenses; and provide such other services as the Administrator, subject to review of the Company’s Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator shall seek such reimbursement from the Company no more than once during any calendar year and shall only seek such reimbursement when all Company Expenses (as defined below) for such calendar year have been paid or accrued. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2022

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

March 31, 2022

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2022

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2022 and December 31, 2021:

		March 31, 2022		December 31, 2021
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$1,023	$34	$3,618	$18
Altern Marketing LLC	October 2024	5,217	—	5,217	—
Bendon Inc.	December 2025	7,263	298	7,263	298
Centric Brands Inc.	October 2024	2,050	—	3,315	—
Encompass Digital Media, Inc.	September 2023	1,661	—	1,661	0
FM Restaurants Holdco, LLC	November 2023	—	—	2,414	—
Greenfield World Trade, Inc.	December 2022	8,059	—	8,059	—
Hometown Food Company	August 2023	5,881	—	5,881	—
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	1,311	—	1,311	9
KBP Brands, LLC (fka KBP Investments LLC)	May 2023	2,256	2	2,256	5
Mondee Holdings LLC	December 2024	8,613	—	8,613	—
Navistar Defense, LLC	December 2022	3,079	825	—	—
Obagi Cosmeceuticals LLC	March 2026	11,308	—	11,308	—
Rapid Displays, Inc.	April 2026	1,770	98	1,770	—
Shipston Group U.S. Inc.	September 2023	789	99	—	—
UniTek Acquisition, Inc.	August 2023	1,071	73	1,714	140
WDE TorcSill Holdings LLC	October 2024	8	—	191	9
Winsight, LLC	March 2024	5,810	116	4,234	237
Total		$67,169	$1,545	$68,825	$716

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2022, the Company is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2022

6. Members' Capital

The Company’s Unit activity for the three months ended March 31, 2022 and 2021, was as follows:

	Three Months Ended March 31,
	2022	2021
Units at beginning of period	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three months ended March 31, 2022 and 2021.

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

The Natixis Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement was May 10, 2021. On May 10, 2021, the Company exercised its option to extend the maturity date of the Natixis Credit Agreement to May 9, 2022. On March 15, 2022, the Company exercised its last available option to extend the Natixis Credit Agreement maturity date from May 9, 2022 to May 9, 2023. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.75% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.75%. As of December 31, 2020, the Natixis Maximum Commitment was $280,000. On March 10, 2021, the Natixis Maximum Commitment was reduced to $250,000.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2022, the Company was in compliance with such covenants.

As of March 31, 2022 and December 31, 2021, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of March 31, 2022 and December 31, 2021 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2022	$250,000	$—	$210,247
As of December 31, 2021	$250,000	$45,000	$163,967

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

March 31, 2022

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

On January 31, 2022 (the first business day after January 29, 2022), the Borrower's ability to make borrowings under the PNC Revolving Credit Facility expired and the then outstanding PNC Revolving Credit Facility borrowings of $295,500 converted into outstanding borrowings under the PNC Term Loan. In connection with such conversion, repayments on outstanding borrowings under the PNC Term Loan will correspondingly reduce the PNC Maximum Commitment. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2022, the Borrower was in compliance with such covenants.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2022

7. Credit Facilities (Continued)

As of December 31, 2021, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of March 31, 2022 and December 31, 2021 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2022	$543,000	$543,000	N/A
As of December 31, 2021	$700,000	$543,000	$149,756

(1)
The amount available considers any limitations related to the facility borrowing. No available amount as of March 31, 2022 due to the expiration of the PNC Revolving Credit Facility.

Borrowings under the PNC Credit Facility as of March 31, 2022 and December 31, 2021 consisted of $0 and $295,500, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $543,000 and $247,500, respectively, of PNC Term Loan.

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

The Company incurred $629 in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. Costs associated with the Revolving Credit Facilities were primarily recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective term of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of March 31, 2022 and December 31, 2021, $67 and $2,817, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company’s Consolidated Statements of Assets and Liabilities. As of March 31, 2022 and December 31, 2021, $2,475 and $1,113, respectively, of such deferred financing costs have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of March 31, 2022	As of December 31, 2021
Principal amount outstanding on PNC Term Loan	$543,000	$247,500
Deferred financing costs	(2,475)	(1,113)
PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$540,525	$246,387

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of March 31, 2022 and 2021, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2022

7. Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Credit Facilities interest expense	$3,486	$3,307
Unused commitment fees	215	425
Amortization of deferred financing costs	1,388	772
Total	$5,089	$4,504
Weighted average interest rate	2.54%	2.27%
Average outstanding balance	$549,000	$581,733

P[

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

No repurchase agreements were entered into or settled during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company entered into and settled a repurchase agreement for which the Company incurred interest expense of $892.

The Company had no outstanding Repurchase Obligations as of March 31, 2022 and December 31, 2021.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2022

9. Income Taxes (Continued)

As of March 31, 2022 and December 31, 2021, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of March 31, 2022	As of December 31, 2021
Cost of investments for federal income tax purposes	$1,379,585	$1,402,577
Unrealized appreciation	$55,983	$53,276
Unrealized depreciation	$(26,851)	$(22,442)
Net unrealized appreciation on investments	$29,132	$30,834

The Company did not have any unrecognized tax benefits as of December 31, 2021, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior two years.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2022

10. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2022 and 2021 is presented below.

	For the Three Months Ended March 31,
	2022(1)	2021(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$77.81	$93.84
Income from Investment Operations:
Net investment income	1.71	0.49
Net realized and unrealized gain (loss)	(0.58)	1.19
Total income from investment operations	1.13	1.68
Less Distributions:
From distributable earnings	—	(1.75)
Total distributions	—	(1.75)
Net Asset Value Per Unit (accrual base), End of Period	$78.94	$93.77
Unitholder Total Return(2)(3)	1.66%	2.66%
Unitholder IRR before incentive fees(4)	12.19%	11.51%
Unitholder IRR after all fees and expenses(4)	9.98%	9.33%
Ratios and Supplemental Data
Members’ Capital, end of period	$918,854	$956,503
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	6.67%	15.38%
Ratio of financing cost to average net assets(3)	0.56%	0.52%
Ratio of net investment income to average net assets(5)	10.46%	3.19%
Ratio of incentive fees to average net assets(5)	1.73%	9.95%
Credit facilities payable	540,525	571,484
Asset coverage ratio	2.69	2.67
Portfolio turnover rate(3)	4.64%	19.85%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of March 31, 2022 and 2021, respectively.
(2)
The Total Return for the three months ended March 31, 2022 and 2021 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 12.19%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.98%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
(5)
Annualized.

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On April 29, 2022, the Borrower made a principal repayment of $15,000 towards the PNC Term Loan which consequently reduced both the outstanding borrowings on the PNC Term Loan and the PNC Maximum Commitment from $543,000 to $528,000.

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
•
a contraction of available credit could impair our ability to obtain leverage;
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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, Russia, Ukraine and China, including the effect of the current COVID-19 pandemic;
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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 28, 2022.

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

We have several wholly-owned subsidiaries, each a single member Delaware limited liability company. On March 21, 2022, we formed our fourth wholly-owned subsidiary, TCW DL NAV LLC, also a single member Delaware limited liability company.

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

Investment Activity

As of March 31, 2022, our portfolio consisted of 53 debt investments and ten equity investments. Based on fair values as of March 31, 2022, our portfolio was 97.2% invested in debt investments which were mostly senior secured term loans. The remaining 2.8% represented our equity investments, which were comprised of common stock, preferred stock, membership interests and warrants.

As of December 31, 2021, our portfolio consisted of 54 debt investments and ten equity investments. Based on fair values as of December 31, 2021, our portfolio was 97.2% invested in debt investments which were mostly senior secured term loans. The remaining 2.8% represented our equity investments, which were comprised of common stock, preferred stock and warrants.

We had no debt investments on non-accrual status as of March 31, 2022 and December 31, 2021.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2022:

Industry	Percent of Total Investments
Aerospace & Defense	12%
Textiles, Apparel & Luxury Goods	7%
Software	6%
Consumer Durables & Apparel	6%
Energy Equipment & Services	6%
Hotels, Restaurants & Leisure	5%
Household Products	5%
Commercial Services & Supplies	5%
Beverages	5%
Household & Personal Products	4%
Household Durables	4%
Publishing	4%
Media	4%
Personal Products	3%
Chemicals	3%
Capital Goods	3%
Information Technology Services	3%
Consumer Services	3%
Packaging	2%
Construction & Engineering	2%
Auto Components	2%
Food Products	1%
Health Care Technology	1%
Air Freight & Logistics	1%
Commercial & Professional Services	1%
Internet & Direct Marketing Retail	1%
Construction Materials	1%
Total	100%

Interest income, including interest income paid-in-kind, was $38.3 million and $39.3 million for the three months ended March 31, 2022 and 2021, respectively. We also earned $0.2 million and $0.1 in other fee income during the three months ended March 31, 2022 and 2021, respectively.

Results of Operations

Our operating results for the three months ended March 31, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021

Total investment income	$38,492	$39,382
Total expenses	14,987	32,620
Net investment income	23,505	6,762
Net realized gain on investments	—	1,221
Net change in unrealized appreciation/depreciation on investments	(7,947)	15,123
Net increase in Members’ Capital from operations	$15,558	$23,106

Total investment income

Total investment income for the three months ended March 31, 2022 and 2021 was $38.5 million and $39.4 million, respectively. The slight decrease in total investment income during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to the decrease in our portfolio of debt investments, which decreased to 53 as of March 31,

2022, as compared to 57 as of March 31, 2021. The decrease in interest income due to the decrease in our portfolio size was partially offset by the recognition of accelerated original issue discount from two paydowns during the current quarter.

Net investment income

Net investment income for the three months ended March 31, 2022 and 2021 was $23.5 million and $6.8 million, respectively. The increase in our net investment income during the three months ended March 31, 2022 compared the three months ended March 31, 2021 was primarily due to the decrease in total expenses during the three months ended March 31, 2022, partially offset by the decrease in total investment income. The decrease in total expenses was primarily attributable to the decrease in incentive fees during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. During the three months ended March 31, 2021, we were in an incentive fee "catch-up" period whereby the Adviser was entitled to an incentive fee of 100% of additional amounts otherwise distributable to our Unitholders. During the three months ended March 31, 2022, we have fully caught up on incentive fees and therefore, the incentive fee due to the Adviser dropped down to 20% of additional amounts otherwise distributable to our Unitholders.

Expenses for the three months ended March 31, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021
Expenses
Management fees	$5,236	$5,324
Interest and credit facilities expenses	5,089	4,504
Incentive fees	3,890	21,098
Professional fees	234	273
Administrative fees	359	367
Directors’ fees	100	98
Other expenses	79	956
Total expenses	$14,987	$32,620

Our total expenses were $15.0 million and $32.6 million for the three months ended March 31, 2022 and 2021, respectively. Our total expenses included management fees attributed to the Adviser of $5.2 million and $5.3 million; and incentive fees of $3.9 million and $21.1, for the three months ended March 31, 2022 and 2021, respectively.

The decrease in total expenses during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the decrease in incentive fees during the current quarter as explained above, partially offset by the increase in interest and credit facilities expenses due to a slightly higher weighted average interest rate during the current quarter compared to the three months ended March 31, 2021.

Net realized gain on investments

Our net realized gain on investments for the three months ended March 31, 2022 and 2021 was $0.0 and $1.2 million, respectively. Our net realized gain during the three months ended March 31, 2021 was primarily attributable to our partial or full dispositions of the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain
Production Resources Group, LLC	Term Loan	$3,117
PSS Industrial Group Corp.	Term Loan	(2,523)
All others	Various	627
Total realized gain		$1,221

Net change in unrealized appreciation/depreciation on investments

Our net change in unrealized appreciation/depreciation investments for the three months ended March 31, 2022 and 2021 was ($7.9) million and $15.1 million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2022 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
Shelterlogic Group Holdings, Inc	Common Stock	$(3,411)
Navistar Defense, LLC	Term Loan C	(2,441)
Navistar Defense, LLC	Term Loan B	(927)
Rapid Displays, Inc.	Term Loan	(923)
AGY Holdings Corp.	Term Loan	(716)
Voyant Beauty Holdings, Inc.	Term Loan	(686)
AGY Holdings Corp.	Delayed Draw Term Loan	(660)
Mondee Holdings LLC	Term Loan	(653)
Grand Circle Corporation	Term Loan	(645)
Westrock Coffee Company, LLC	Term Loan	588
Karman Holdings LLC	Term Loan	625
Winsight, LLC	Term Loan	727
Hoover Group, Inc.	Term Loan	809
Centric Brands L.P.	Class A LP Interests	2,668
All others	Various	(2,302)
Net change in unrealized appreciation/depreciation		$(7,947)

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

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended March 31, 2022 and 2021 was $15.6 million and $23.1 million, respectively. The lower net increase in Members’ Capital from operations during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to net unrealized depreciation during the current quarter which, as previously described, was a net depreciation of ($7.9) million, compared to a net appreciation of $15.1 million during the three months ended March 31, 2021, partially offset by higher net investment income during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

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

As of March 31, 2022, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

March 31, 2022
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

The Natixis Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement was May 10, 2021. On May 10, 2021, the Company exercised its option to extend the maturity date of the Natixis Credit Agreement to May 9, 2022. On March 15, 2022, the Company exercised its last available option to extend the Natixis Credit Agreement maturity date from May 9, 2022 to May 9, 2023. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.75% or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.75%. As of December 31, 2020, the Natixis Maximum Commitment was $280.0 million. On March 10, 2021, we further reduced the Natixis Maximum Commitment to $250.0 million.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of March 31, 2022, we were in compliance with such covenants.

As of March 31, 2022 and December 31, 2021, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of March 31, 2022 and December 31, 2021 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2022	$250,000	$—	$210,247
As of December 31, 2021	$250,000	$45,000	$163,967
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

On January 31, 2022 (the first business day after January 29, 2022), the Borrower's ability to make borrowings under the PNC Revolving Credit Facility expired and the then outstanding PNC Revolving Credit Facility borrowings of $295.5 million converted into outstanding borrowings under the PNC Term Loan. In connection with such conversion, repayments on outstanding borrowings under the PNC Term Loan will correspondingly reduce the PNC Maximum Commitment. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2022, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are consolidated in our consolidated financial statements and considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of December 31, 2021, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of March 31, 2022 and December 31, 2021 is as follows (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2022	$543,000	$543,000	N/A
As of December 31, 2021	$700,000	$543,000	$149,756
(1)
The amount available considers any limitations related to the debt facility borrowing. No available amount as of March 31, 2022 due to the expiration of the PNC Revolving Credit Facility.

Borrowings under the PNC Credit Facility as of March 31, 2022 and December 31, 2021 consisted of $0.0 million and $295.5 million, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $543.0 million and $247.5 million, respectively, of PNC Term Loan.

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

We incurred $0.6 million in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. We recorded most of the costs associated with the Revolving Credit Facilities as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective term of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of March 31, 2022 and December 31, 2021, $0.1 million and $2.8 million, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities. As of March 31, 2022 and December 31, 2021, $2.5 million and $1.1 million, respectively, of such deferred financing costs have yet to be amortized.

The summary information regarding the Credit Facilities for the three months ended March 31, 2022 and 2021 was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Credit Facilities interest expense	$3,486	$3,307
Unused commitment fees	215	425
Amortization of deferred financing costs	1,388	772
Total	$5,089	$4,504
Weighted average interest rate	2.54%	2.27%
Average outstanding balance	$549,000	$581,733

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

No repurchase agreements were entered into or settled during the three months ended March 31, 2022. During the three months ended March 31, 2021, we entered into and settled a repurchase agreement for which the Company incurred interest expense of $0.9 million. The Company had no outstanding Repurchase Obligations as of March 31, 2022 and December 31, 2021.

We had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

		March 31, 2022		December 31, 2021
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$1,023	$34	$3,618	$18
Altern Marketing LLC	October 2024	5,217	—	5,217	—
Bendon Inc.	December 2025	7,263	298	7,263	298
Centric Brands Inc.	October 2024	2,050	—	3,315	—
Encompass Digital Media, Inc.	September 2023	1,661	—	1,661	0
FM Restaurants Holdco, LLC	November 2023	—	—	2,414	—
Greenfield World Trade, Inc.	December 2022	8,059	—	8,059	—
Hometown Food Company	August 2023	5,881	—	5,881	—
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	1,311	—	1,311	9
KBP Brands, LLC (fka KBP Investments LLC)	May 2023	2,256	2	2,256	5
Mondee Holdings LLC	December 2024	8,613	—	8,613	—
Navistar Defense, LLC	December 2022	3,079	825	—	—
Obagi Cosmeceuticals LLC	March 2026	11,308	—	11,308	—
Rapid Displays, Inc.	April 2026	1,770	98	1,770	—
Shipston Group U.S. Inc.	September 2023	789	99	—	—
UniTek Acquisition, Inc.	August 2023	1,071	73	1,714	140
WDE TorcSill Holdings LLC	October 2024	8	—	191	9
Winsight, LLC	March 2024	5,810	116	4,234	237
Total		$67,169	$1,545	$68,825	$716

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2022, 99.4% of our debt investments bore interest based on floating rates, such as LIBOR, SOFR or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of March 31, 2022, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 99.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our March 31, 2022 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$36,605	$16,516	$20,089
Up 200 basis points	22,413	11,011	11,402
Up 100 basis points	8,299	5,505	2,794
Down 100 basis points	(22)	(5,294)	5,272
Down 200 basis points	(43)	(5,294)	5,251

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

Date: May 11, 2022	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 11, 2022
	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer