Form 10-Q
period 2022-06-30
TCW Direct Lending VII LLC
filed 2022-08-10
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of June 30, 2022, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 10, 2022 was 13,734,010.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2022

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 11.75% inc PIK (LIBOR + 10.25%, 1.50% Floor, 2.75% PIK)	2.8%	$24,770,099	08/20/24	$24,556,890	$23,432,514
	Heligear Acquisition Co.	07/30/19	Term Loan - 9.26% (LIBOR + 7.00%, 1.50% Floor)	6.2%	52,170,812	07/30/24	51,727,549	52,014,299
	Karman Holdings LLC	12/21/20	Revolver - 9.26% (LIBOR + 7.00%, 1.00% Floor)	0.5%	3,932,918	12/21/25	3,932,918	3,881,790
	Karman Holdings LLC	12/21/20	Term Loan - 9.26% (LIBOR + 7.00%, 1.00% Floor)	7.5%	63,098,694	12/21/25	62,125,977	62,278,411
				8.0%	67,031,612		66,058,895	66,160,201
	Navistar Defense, LLC (5)	11/30/21	Term Loan A - 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, all PIK)	0.4%	2,322,277	12/31/22	2,303,561	3,323,178
	Navistar Defense, LLC (5)	01/11/22	Term Loan C - 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, all PIK)	0.8%	9,335,279	12/31/22	9,244,656	7,029,465
	Navistar Defense, LLC (5)	12/31/18	Term Loan B - 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, all PIK)	1.7%	18,500,405	12/31/23	18,347,546	13,930,805
				2.9%	30,157,961		29,895,763	24,283,448
				19.9%	174,130,484		172,239,097	165,890,462
Air Freight & Logistics
	Need It Now Delivers, LLC	12/23/19	Last Out Delayed Draw Term Loan - 8.75% (LIBOR + 7.00%, 1.75% Floor)	0.2%	1,364,745	12/23/24	1,364,745	1,364,745
	Need It Now Delivers, LLC	12/23/19	Last Out Term Loan - 8.75% (LIBOR + 7.00%, 1.75% Floor)	1.6%	12,967,541	12/23/24	12,809,460	12,967,541
				1.8%	14,332,286		14,174,205	14,332,286
Auto Components
	Shipston Group U.S. Inc.	05/18/20	Last Out Term Loan - 8.10% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	0.2%	1,825,578	09/28/24	1,825,578	1,621,113
	Shipston Group U.S. Inc.	01/20/22	Last Out Delayed Draw Term Loan - 8.10% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	0.1%	788,994	09/28/24	788,994	700,626
	Shipston Group U.S. Inc.	09/28/18	Last Out Term Loan - 8.78% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	3.0%	28,188,670	09/28/24	28,035,569	25,031,539
				3.3%	30,803,242		30,650,141	27,353,278
Beverages
	Westrock Coffee Company, LLC	02/28/20	Term Loan - 10.00% inc PIK (LIBOR + 8.50%, 1.50% Floor, 0.25% PIK)	7.6%	63,879,164	02/28/25	63,291,131	63,815,285
				7.6%	63,879,164		63,291,131	63,815,285
Capital Goods
	Carolina Atlantic Roofing Suppy LLC	05/28/21	Term Loan - 8.25% (LIBOR + 7.25%, 1.00% Floor)	5.5%	45,698,400	05/28/26	44,984,144	45,698,400
				5.5%	45,698,400		44,984,144	45,698,400
Chemicals
	AGY Holdings Corp. (2)	09/21/20	Delayed Draw Term Loan - 12.26% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	2.7%	23,910,999	09/21/25	23,910,999	22,165,497
	AGY Holdings Corp. (2)	09/21/20	Term Loan - 11.50% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	2.9%	25,898,364	09/21/25	25,898,364	24,007,784
				5.6%	49,809,363		49,809,363	46,173,281

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Commercial & Professional Services
	Rapid Displays, Inc.	04/16/21	Term Loan - 7.67% (LIBOR + 6.63%, 1.00% Floor)	1.6%	$14,018,400	04/13/26	$13,883,899	$13,457,664
				1.6%	14,018,400		13,883,899	13,457,664
Commercial Services & Supplies
	Clover Imaging Group, LLC	12/16/19	Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	0.8%	6,518,036	12/16/24	6,453,608	6,511,518
	Retail Services WIS Corporation	05/20/21	Term Loan - 10.00% (LIBOR + 7.75%, 1.00% Floor)	5.7%	47,222,813	05/20/25	46,373,333	47,978,378
				6.5%	53,740,849		52,826,941	54,489,896
Construction & Engineering
	UniTek Acquisition, Inc.	09/16/20	Delayed Draw Term Loan A - 8.07% inc PIK (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.2%	1,401,518	08/20/23	777,845	1,320,230
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 9.07% inc PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	0.4%	3,473,797	08/20/24	3,473,797	3,133,365
	UniTek Acquisition, Inc.	11/10/20	Revolver - 9.25% (Prime + 4.50%, 1.00% Floor)	0.3%	2,572,820	08/20/23	2,572,820	2,423,596
	UniTek Acquisition, Inc.	09/16/20	Term Loan A - 8.07% inc PIK (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.8%	7,007,593	08/20/23	3,888,685	6,601,152
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 9.07% inc PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	1.9%	17,369,967	08/20/24	17,224,665	15,667,710
				3.6%	31,825,695		27,937,812	29,146,053
Consumer Durables & Apparel
	Rocky Brands, Inc. (3)	03/15/21	Term Loan - 9.06% (LIBOR + 7.50%, 1.00% Floor)	5.6%	48,265,636	03/15/26	47,550,375	46,914,199
	Twin Star International, Inc.	06/18/21	Term Loan - 9.76% (LIBOR + 7.50%, 1.00% Floor)	4.6%	41,461,200	06/18/26	41,050,221	38,683,300
				10.2%	89,726,836		88,600,596	85,597,499
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 12.17% (LIBOR + 10.50%, 1.25% Floor)	4.6%	39,859,278	02/26/26	39,276,014	38,504,063
				4.6%	39,859,278		39,276,014	38,504,063
Energy Equipment & Services
	Profrac Services II, LLC	03/04/22	Term Loan - 10.01% (SOFR + 8.50%, 1.00% Floor)	4.1%	33,442,959	03/04/25	32,548,604	34,412,804
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 12.17% inc PIK (LIBOR + 10.50%, 1.50% Floor, 3.75% PIK)	0.9%	7,886,830	10/22/24	7,886,830	7,445,167
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 12.17% inc PIK (LIBOR + 10.50%, 1.50% Floor, 3.75% PIK)	2.6%	23,011,439	10/22/24	22,755,645	21,722,798
				7.6%	64,341,228		63,191,079	63,580,769
Food Products
	Hometown Food Company	08/31/18	Term Loan - 6.67% (LIBOR + 5.00%, 1.25% Floor)	2.4%	20,218,178	08/31/23	20,111,099	20,177,741
				2.4%	20,218,178		20,111,099	20,177,741

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Health Care Technology
	PatientPoint Health Technologies, LLC	03/30/21	Term Loan - 8.67% (LIBOR + 7.00%, 1.00% Floor)	2.0%	$16,590,000	03/07/25	$16,279,082	$16,623,180
				2.0%	16,590,000		16,279,082	16,623,180
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Delayed Draw Term Loan - 7.21% (LIBOR + 5.25%, 0.75% Floor)	1.6%	13,991,213	05/26/27	13,991,213	13,417,574
	KBP Brands, LLC	05/26/21	Term Loan - 6.70% (LIBOR + 5.25%, 0.75% Floor)	1.1%	9,941,019	05/26/27	9,677,067	9,533,437
	Red Lobster Management, LLC	01/22/21	Term Loan - 9.18% (LIBOR + 8.00%, 1.00% Floor)	6.1%	54,737,795	01/22/26	53,957,796	51,015,625
				8.8%	78,670,027		77,626,076	73,966,636
Household & Personal Products
	Obagi Cosmeceuticals LLC	03/16/21	Revolver - 8.67% (LIBOR + 7.00%, 1.00% Floor)	1.1%	9,498,720	03/16/26	9,498,720	9,498,720
	Obagi Cosmeceuticals LLC	03/16/21	Term Loan - 8.67% (LIBOR + 7.00%, 1.00% Floor)	6.0%	48,760,096	03/16/26	47,707,127	49,930,338
				7.1%	58,258,816		57,205,847	59,429,058
Household Durables
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 7.00% (LIBOR + 6.00%, 1.00% Floor)	3.2%	26,681,925	10/29/26	26,550,341	26,681,925
				3.2%	26,681,925		26,550,341	26,681,925
Household Products
	Greenfield World Trade, Inc.	08/12/21	Last Out Delayed Draw Term Loan - 14.83% inc PIK (LIBOR + 13.33%, 1.50% Floor, 7.00% PIK)	1.2%	10,073,456	12/31/22	9,182,792	10,305,146
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 15.00% inc PIK (LIBOR + 13.33%, 1.50% Floor, 7.00% PIK)	6.5%	52,943,205	03/31/25	50,919,889	53,938,537
				7.7%	63,016,661		60,102,681	64,243,683
Information Technology Services
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 9.88% (LIBOR + 7.00%, 1.50% Floor)	1.5%	12,268,560	11/15/23	12,268,560	12,268,560
	Corcentric, Inc.	11/15/18	Term Loan - 9.88% (LIBOR + 7.00%, 1.50% Floor)	3.7%	31,199,080	11/15/23	30,981,410	31,199,080
				5.2%	43,467,640		43,249,970	43,467,640
Internet & Direct Marketing Retail
	Altern Marketing LLC	09/30/20	First Out Term Loan - 8.26% (LIBOR + 6.00%, 2.00% Floor)	1.2%	10,028,084	10/07/24	9,915,839	9,927,803
				1.2%	10,028,084		9,915,839	9,927,803

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Media
	Encompass Digital Media, Inc.	10/01/18	Revolver - 9.17% (LIBOR + 7.50%, 1.25% Floor)	0.2%	$1,733,182	09/28/23	$1,733,182	$1,727,982
	Encompass Digital Media, Inc.	10/01/18	Term Loan - 9.17% inc PIK (LIBOR + 7.50%, 1.25% Floor, 1.13% PIK)	3.6%	29,887,015	09/28/23	29,790,306	29,797,354
				3.8%	31,620,197		31,523,488	31,525,336
Packaging
	Hoover Group, Inc.	10/01/20	Term Loan - 9.75% (LIBOR + 8.50%, 1.25% Floor)	3.6%	29,896,444	10/01/24	29,559,623	29,717,065
				3.6%	29,896,444		29,559,623	29,717,065
Publishing
	Bendon Inc.	12/11/20	Term Loan - 9.76% (LIBOR + 7.50%, 1.00% Floor)	5.7%	49,814,447	12/11/25	49,034,009	47,821,870
				5.7%	49,814,447		49,034,009	47,821,870
Software
	Mondee Holdings LLC	12/20/19	Term Loan - 11.76% (LIBOR + 9.50%, 1.75% Floor)	10.7%	92,239,500	12/23/24	90,899,689	90,117,992
				10.7%	92,239,500		90,899,689	90,117,992
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	10/09/20	Revolver - 9.25% (Prime + 4.50%, 1.00% Floor)	0.5%	4,014,300	10/09/24	4,014,300	4,014,300
	Centric Brands Inc. (3)	10/09/20	Term Loan - 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, all PIK)	4.6%	40,816,069	10/09/25	38,264,162	39,509,955
	Keeco Holdings, LLC	09/19/18	Term Loan - 12.75% inc PIK (LIBOR + 11.00%, 1.75% Floor, 3.25% PIK)	6.5%	57,141,408	03/15/24	56,790,451	54,855,752
				11.6%	101,971,777		99,068,913	98,380,007
	Total Debt Investments			150.8%	1,294,638,921		1,271,991,079	1,260,118,872

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Aerospace & Defense
	TCW ND Parent Holdings LLC. (5) (6)		Class A Units	0.0%	4,399	$43,990	$—
				0.0%	4,399	43,990	—
Chemicals
	AGY Equity LLC (2) (5) (6)		Class A Preferred Units	0.0%	7,752,414	—	—
	AGY Equity LLC (2) (5) (6)		Class B Preferred Units	0.0%	10,078,138	—	—
	AGY Equity LLC (2) (5) (6)		Class C Common Units	0.0%	11,241,000	—	—
	AGY Equity LLC (2) (5) (6)		Class D Preferred Units	0.0%	3,997,226	3,997,226	—
				0.0%	33,068,778	3,997,226	—
Household Durables
	Shelterlogic Group Holdings, Inc (4) (5) (6)		Common Stock	3.1%	1,254,034	—	26,723,465
				3.1%	1,254,034	—	26,723,465
Household Products
	Greenfield World Trade, Inc. (5) (6)		Class A-1 Warrant, expires 03/25/27	0.6%	3,869	3,059,378	5,089,542
	Greenfield World Trade, Inc. (5) (6)		Class A-2 Warrant, expires 03/25/27	0.2%	1,345	1,158,446	1,327,084
				0.8%	5,214	4,217,824	6,416,626
Software
	Mondee Holdings LLC (5) (6)		Class G Preferred Stock	0.3%	1,226,708	1,226,708	2,146,739
				0.3%	1,226,708	1,226,708	2,146,739
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3) (5) (6)		Membership Interests	0.0%	159,658	—	—
	Centric Brands L.P. (3) (5) (6)		Class A LP Interests	0.3%	159,658	—	2,560,914
				0.3%	319,316	—	2,560,914
	Total Equity Investments			4.5%	35,878,449	9,485,748	37,847,744
	Total Debt & Equity Investments (7)			155.3%		1,281,476,827	1,297,966,616
	Total Investments (155.3%)					$1,281,476,827	$1,297,966,616
	Net unrealized depreciation on unfunded commitments (-0.1%)						(958,197)
	Liabilities in Excess of Other Assets (-55.2%)						(461,305,406)
	Net Assets (100.0%)						$835,703,013

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2022

(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and June 30, 2022 along with transactions during the period ended June 30, 2022 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2022	Interest/Dividend/ Other income
AGY Holdings Corp. Delayed Draw Term Loan - 12.26% inc PIK	$19,425,938	$1,022,075	$3,365,369	$—	$(1,647,885)	$22,165,497	$2,405,932
AGY Holdings Corp. Term Loan - 11.50% inc PIK	25,005,013	767,698	—	—	(1,764,927)	24,007,784	1,467,350
AGY Equity LLC Class A Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class B Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class C Common Units	—	—	—	—	—	—	—
AGY Equity LLC Class D Preferred Units	—	3,997,226	—	—	(3,997,226)	—	—
Navistar Defense, LLC Term Loan A - 9.75% inc PIK	3,244,352	104,001	—	—	(25,175)	3,323,178	195,425
Navistar Defense, LLC Term Loan B - 9.75% inc PIK	13,671,013	922,895	(234)	396	(663,265)	13,930,805	1,376,059
Navistar Defense, LLC Term Loan C - 9.75% inc PIK	—	9,244,656	—	—	(2,215,191)	7,029,465	893,353
TCW ND Parent Holdings LLC Class A Units	—	43,990	—	—	(43,990)	—	—
Total Controlled Affiliated investments	$61,346,316	$16,102,541	$3,365,135	$396	$(10,357,659)	$70,456,729	$6,338,119

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2022, $92,999,368 or 6.8% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and June 30, 2022 along with transactions during the period ended June 30, 2022 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2022	Interest/Dividend/ Other income
Shelterlogic Group Holdings, Inc. Common Stock	$30,761,454	$—	$—	$—	$(4,037,989)	$26,723,465	$—
Slogic Holding Corp. Last Out Term Loan - 7.00%	26,681,925	15,064	—	—	(15,064)	26,681,925	954,300
Total Non-Controlled Affiliated Investments	$57,443,379	$15,064	$—	$—	$(4,053,053)	$53,405,390	$954,300

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities was $37,847,744, or 2.8% of the Company’s total assets.
(7)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2022

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $99,577,219 and $224,385,382, respectively, for the period ended June 30, 2022. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

Name of Investment	Fair Value at December 31, 2020	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2021	Interest/Dividend/ Other income
AGY Holdings Corp. Opco Term Loan - 11.50% inc. PIK	$3,391,067	$16,132,489	$—	$—	$(97,618)	$19,425,938	$3,094,020
AGY Holdings Corp. PIK Holdco Term Loan - 11.50% inc. PIK	23,651,102	1,479,564	—	—	(125,653)	25,005,013	2,946,431
AGY Holdings Corp. Class A Preferred units	—	—	—	—	—	—	—
AGY Holdings Corp. Class B Preferred units	—	—	—	—	—	—	—
AGY Holdings Corp. Class C Common units	—	—	—	—	—	—	—
Total Controlled Affiliated investments	$27,042,169	$17,612,053	$—	$—	$(223,271)	$44,430,951	$6,040,451
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

Name of Investment	Fair Value at December 31, 2020	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2021	Interest/Dividend/ Other income
Shelterlogic Group Holdings, Inc. Common Stock	$9,578,443	$—	$—	$—	$21,183,011	$30,761,454	$—
Slogic Holding Corp. Last Out Term Loan - 6.87%	27,252,661	(11,592)	(570,736)	—	11,592	26,681,925	1,971,455
Total Non-Controlled Affiliated Investments	$36,831,104	$(11,592)	$(570,736)	$—	$21,194,603	$57,443,379	$1,971,455
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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of June 30,
	2022	As of December 31,
	(unaudited)	2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,171,181 and $1,325,972, respectively)	$1,174,105	$1,331,537
Non-controlled affiliated investments (amortized cost of $26,550 and $26,535, respectively)	53,405	57,443
Controlled affiliated investments (amortized cost of $83,746 and $44,654, respectively)	70,457	44,431
Cash and cash equivalents	55,152	113,687
Interest receivable	13,892	6,939
Deferred financing costs	536	2,817
Due from Adviser	—	467
Prepaid and other assets	—	104
Total Assets	$1,367,547	$1,557,425

Liabilities
Term loan (net of $2,138 and $1,147 of deferred financing costs, respectively)	$455,862	$246,387
Revolving credit facilities payable	—	340,500
Incentive fee payable	66,401	58,549
Management fees payable	4,954	5,247
Interest and credit facilities expense payable	3,228	2,520
Unrealized depreciation on unfunded commitments	958	716
Directors’ fees payable	168	—
Other accrued expenses and other liabilities	273	210
Total Liabilities	531,844	654,129

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	$1,373,401	$1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(337,342)	(271,342)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	868,160	934,160
Accumulated loss	(32,457)	(30,864)
Total Members’ Capital	$835,703	$903,296
Total Liabilities and Members’ Capital	$1,367,547	$1,557,425
Net Asset Value Per Unit (Note 10)	$72.89	$77.81

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$31,694	$33,754	$60,143	$65,990
Interest income paid-in-kind	3,590	5,728	11,029	11,371
Other fee income	262	74	475	142
Non-controlled affiliated investments:
Interest income	480	511	954	1,018
Controlled affiliated investments:
Interest income	1,979	864	3,133	1,356
Interest income paid-in-kind	2,442	585	3,205	1,021
Total investment income	40,447	41,516	78,939	80,898

Expenses
Management fees	$4,954	$5,401	$10,190	$10,725
Interest and credit facilities expenses	4,918	4,445	10,007	8,949
Incentive fees	3,962	7,417	7,852	28,515
Administrative fees	346	368	705	735
Professional fees	361	486	595	759
Directors’ fees	98	105	198	203
Other expenses	54	328	133	1,284
Total expenses	14,693	18,550	29,680	51,170
Net investment income	$25,754	$22,966	$49,259	$29,728
Net realized and unrealized (loss) gain on investments
Net realized gain:
Non-controlled/non-affiliated investments	$2,150	$705	$2,150	$1,926
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(2,423)	2,924	(5,591)	13,793
Non-controlled affiliated investments	(635)	3,075	(4,053)	7,329
Controlled affiliated investments	(8,997)	—	(10,358)	—
Net realized and unrealized (loss) gain on investments	$(9,905)	$6,704	$(17,852)	$23,048
Net increase in Members’ Capital from operations	$15,849	$29,670	$31,407	$52,776
Basic and diluted:
Income per unit	$1.15	$2.16	$2.29	$3.84

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2021	$858,819	$(28,422)	$830,397
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	6,762	6,762
Net realized gain on investments	—	1,221	1,221
Net change in unrealized appreciation/(depreciation) on investments	—	15,123	15,123
Distributions to Members from:
Distributable earnings	—	(24,000)	(24,000)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	127,000	—	127,000
Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2021	127,000	(894)	126,106
Members’ Capital at March 31, 2021	$985,819	$(29,316)	$956,503
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	22,966	22,966
Net realized gain on investments	—	705	705
Net change in unrealized appreciation/(depreciation) on investments	—	5,999	5,999
Distributions to Members from:
Distributable earnings	—	(36,000)	(36,000)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	166,000	—	166,000
Total Increase (Decrease) in Members’ Capital for the three months ended June 30, 2021	166,000	(6,330)	159,670
Members’ Capital at June 30, 2021	$1,151,819	$(35,646)	$1,116,173

Members’ Capital at January 1, 2022	$934,160	$(30,864)	$903,296
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	23,505	23,505
Net change in unrealized appreciation/(depreciation) on investments	—	(7,947)	(7,947)
Total Increase in Members’ Capital for the three months ended March 31, 2022	—	15,558	15,558
Members’ Capital at March 31, 2022	$934,160	$(15,306)	$918,854
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	25,754	25,754
Net realized gain on investments	—	2,150	2,150
Net change in unrealized appreciation/(depreciation) on investments	—	(12,055)	(12,055)
Distributions to Members from:
Distributable earnings	—	(33,000)	(33,000)
Return of capital	(66,000)	—	(66,000)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	—	—	—
Total Decrease in Members’ Capital for the three months ended June 30, 2022	(66,000)	(17,151)	(83,151)
Members’ Capital at June 30, 2022	$868,160	$(32,457)	$835,703

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$31,407	$52,776
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by (used in) provided by operating activities:
Purchases of investments	(85,343)	(517,576)
Interest income paid-in-kind	(14,234)	(12,392)
Proceeds from sales and paydowns of investments	224,385	481,345
Net realized gain on investments	(2,150)	(1,926)
Net change in unrealized (appreciation)/depreciation on investments	20,002	(21,122)
Amortization of premium and accretion of discount, net	(6,973)	(7,382)
Amortization of deferred financing costs	1,884	1,447
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(6,953)	(4,076)
(Increase) decrease in due from Adviser	467	1,023
(Increase) decrease in prepaid and other assets	104	71
Increase (decrease) in payable for open trades	—	(125,229)
Increase (decrease) in incentive fees payable	7,852	28,515
Increase (decrease) in management fees payable	(293)	446
Increase (decrease) in interest and credit facilities expense payable	708	(227)
Increase (decrease) in directors’ fees payable	168	158
Increase (decrease) in other accrued expenses and liabilities	62	74
Net cash provided by (used in) operating activities	$171,093	$(124,075)
Cash Flows from Financing Activities
Contributions	$—	$293,000
Distributions to Members from distributable earnings	(32,999)	(60,000)
Return of capital	(66,000)	—
Deferred financing costs paid	(629)	(629)
Proceeds from credit facilities	—	128,000
Repayments of credit facilities	(130,000)	(300,000)
Net cash (used in) provided by financing activities	$(229,628)	$60,371
Net increase (decrease) in cash and cash equivalents	$(58,535)	$(63,704)
Cash and cash equivalents, beginning of period	$113,687	$148,204
Cash and cash equivalents, end of period	$55,152	$84,500
Supplemental and non-cash financing activities
Interest expense paid	$6,780	$8,009
Distributions payable	$1	$—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

June 30, 2022

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

Term: The term of the Company will continue until the sixth anniversary of the Initial Closing Date (as defined below), April 13, 2024, unless extended or sooner dissolved as provided in the Company’s amended and restated limited liability agreement (the “LLC Agreement”) or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Units (the “Unitholders) and holders of preferred units, if any, (together with the Unitholders, the “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority representing more than 66 2/3% in interest of the holders of the Units.

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

June 30, 2022

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2022, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of June 30, 2022 was $337,342.

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

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized as interest income in the period in which the fees were earned. Income received in exchange for the provision of services such as administration and managerial services is recognized as other fee income in the period in which it was earned.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2022

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of June 30, 2022.

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

Recent Accounting Pronouncements: In January 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). ASU 2021-01 is an update of ASU 2020-04 (defined below), which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of London Interbank Offered Rate (“LIBOR”); regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. Management is currently evaluating the implications, if any, of the additional requirements and their impact on the Company’s consolidated financial statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2022

2. Significant Accounting Policies (Continued)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of LIBOR and other interbank offered reference rates as of the end of 2021. The ASU is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

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

June 30, 2022

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2022:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,260,119	$1,260,119
Equity	—	—	37,848	37,848
Total Assets	$—	$—	$1,297,967	$1,297,967

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

June 30, 2022

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2022:

	Debt	Equity	Total
Balance, April 1, 2022	$1,369,554	$39,163	$1,408,717
Purchases, including payments received in-kind	21,055	4,041	25,096
Sales and paydowns of investments	(126,029)	(2,944)	(128,973)
Amortization of premium and accretion of discount, net	3,618	—	3,618
Net realized (losses) gains	(39)	2,189	2,150
Net change in unrealized appreciation/(depreciation)	(8,040)	(4,601)	(12,641)
Balance, June 30, 2022	$1,260,119	$37,848	$1,297,967
Net change in unrealized appreciation/(depreciation) in investments held as of June 30, 2022	$(9,997)	$(5,026)	$(15,023)

	Debt	Equity	Total
Balance, January 1, 2022	$1,393,576	$39,835	$1,433,411
Purchases, including payments received in-kind	95,580	4,041	99,621
Sales and paydowns of investments	(221,485)	(2,944)	(224,429)
Amortization of premium and accretion of discount, net	6,973	—	6,973
Net realized (losses) gains	(39)	2,189	2,150
Net change in unrealized appreciation/(depreciation)	(14,486)	(5,273)	(19,759)
Balance, June 30, 2022	$1,260,119	$37,848	$1,297,967
Net change in unrealized appreciation/(depreciation) in investments held as of June 30, 2022	$(15,683)	$(6,029)	$(21,712)

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2022

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2021:

	Debt	Equity	Total
Balance, April 1, 2021	$1,435,946	$20,324	$1,456,270
Purchases, including payments received in-kind	209,817	2,101	211,918
Sales and paydowns of investments	(196,019)	—	(196,019)
Amortization of premium and accretion of discount, net	4,031	—	4,031
Net realized (losses) gains	87	(505)	(418)
Net change in unrealized appreciation/(depreciation)	4,772	3,039	7,811
Balance, June 30, 2021	$1,458,634	$24,959	$1,483,593
Net change in unrealized appreciation/(depreciation) in investments held as of June 30, 2021	$6,681	$3,039	$9,720

	Debt	Equity	Total
Balance, January 1, 2021	$1,385,675	$15,883	$1,401,558
Purchases, including payments received in-kind	527,867	2,101	529,968
Sales and paydowns of investments	(475,015)	(3,117)	(478,132)
Amortization of premium and accretion of discount, net	7,382	—	7,382
Net realized gains	(1,809)	2,612	803
Net change in unrealized appreciation/(depreciation)	14,534	7,480	22,014
Balance, June 30, 2021	$1,458,634	$24,959	$1,483,593
Net change in unrealized appreciation/(depreciation) in investments held as of June 30, 2021	$15,724	$9,312	$25,036

The Company did not have any transfers between levels during the three and six months ended June 30, 2022 and 2021.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2022:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$888,250	Income Method	Discount Rate	8.4% to 21.3%	13.1%	Decrease
Debt	$90,118	Market Method	EBITDA Multiple	9.8x to 10.8x	N/A	Increase
		Income Method	Take Out Indication	103.0% to 103.0%	N/A	Increase
Debt	$26,682	Market Method	EBITDA Multiple	5.0x to 6.0x	N/A	Increase
Debt	$70,457	Market Method	Revenue Multiple	0.5x to 0.9x	N/A	Increase
Debt	$184,612	Income Method	Discount Rate	9.2% to 22.0%	13.7%	Decrease
		Income Method	Take Out Indication	100.0% to 103.0%	N/A	Increase
Equity	$29,284	Market Method	EBITDA Multiple	5.1x to 6.3x	N/A	Increase
Equity	$—	Market Method	Revenue Multiple	0.5x to 0.9x	N/A	Increase
Equity	$6,417	Market Method	EBITDA Multiple	7.5x to 8.5x	N/A	Increase
		Income Method	Implied Volatility	60.0% to 60.0%	N/A	Increase
			Expected Term (in years)	2.5 to 2.5	N/A	Increase
Equity	$2,147	Market Method	EBITDA Multiple	9.8x to 10.8x	N/A	Increase
		Income Method	Take Out Indication	$3.50 to $3.50	N/A	Increase

* Weighted based on fair value

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2022

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

June 30, 2022

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

For the three and six months ended June 30, 2022, Management Fees incurred were $4,954 and $10,190, respectively, of which $4,954 remained payable as of June 30, 2022. For the three and six months ended June 30, 2021, Management Fees incurred amounted to $5,401 and $10,725, respectively, of which $5,401 remained payable at June 30, 2021.

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

For purposes of calculating the Incentive Fee, aggregate contributions shall not include Earnings Balancing Contributions or Late-Closer Contributions, and the distributions to Unitholders shall not include distributions attributable to Late-Closer Contributions. Earnings Balancing Contributions (as such terms are defined in the Company’s LLC Agreement) received by the Company will not be treated as amounts distributed to Unitholders for purposes of calculating the Incentive Fee. In addition, if distributions to which a Defaulting Member otherwise would have been entitled have been withheld pursuant to 6.2.4 of the LLC Agreement, the amounts so withheld shall be treated for such purposes as having been distributed to such Defaulting Member (as that term is defined in the LLC Agreement). The amount of any distribution of securities made in kind shall be equal to the fair market value of those securities at the time of distribution determined pursuant to 13.4 of the LLC Agreement.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2022

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

Administration Agreement: On September 25, 2018, the Company entered into an Amended and Restated Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (in such capacity, the “Administrator”), which amended and restated the Administration Agreement between the Company and the Administrator entered into on April 16, 2018. Under the Administration Agreement, the Administrator (or one or more delegated service providers) will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended; monitor the payment of the Company’s expenses; oversee the performance of administrative and professional services rendered to the Company by others; be responsible for the financial and other records that the Company is required to maintain; prepare and disseminate reports to Unitholders and reports and other materials to be filed with the SEC or other regulators; assist the Company in determining and publishing (as necessary or appropriate) its net asset value; oversee the preparation and filing of tax returns; generally oversee the payment of expenses; and provide such other services as the Administrator, subject to review of the Company’s Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator shall seek such reimbursement from the Company no more than once during any calendar year and shall only seek such reimbursement when all Company Expenses (as defined below) for such calendar year have been paid or accrued. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2022

4. Agreements and Related Party Transactions (Continued)

The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below) (which shall be borne by the Adviser), in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the financial and legal affairs for the Company, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the Investment Company Act of 1940, the Securities Exchange Act of 1934, as amended, and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units of the Company, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s consolidated financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s consolidated financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the investments of the Company and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business. Notwithstanding the foregoing, in the event of a Reorganization (as defined in the LLC Agreement) that results in a Public Company (as defined in the LLC Agreement) or an Extension Fund (as defined in the LLC Agreement), including a Reorganization (as defined in the LLC Agreement) pursuant to which the Company becomes the Public Company or the Extension Fund, the fees, costs and expenses associated with any such restructuring, initial public offering, listing of equity securities or reorganization will be borne appropriately by the Public Company and the Extension Fund (and indirectly only by Unitholders that elect to become investors in the Public Company or the Extension Fund), as the case may be, and no others will directly or indirectly bear such fees, costs or expenses.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2022

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

All Adviser Operating Expenses and all expenses of the Company that the Company will not bear, as set forth above, will be borne by the Adviser or its affiliates.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2022

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2022 and December 31, 2021:

		June 30, 2022		December 31, 2021
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$5,149	$376	$3,618	$18
Altern Marketing LLC	October 2024	5,217	52	5,217	—
Bendon Inc.	December 2025	7,263	291	7,263	298
Centric Brands Inc.	October 2024	683	—	3,315	—
Encompass Digital Media, Inc.	September 2023	794	2	1,661	0
FM Restaurants Holdco, LLC	November 2023	—	—	2,414	—
Greenfield World Trade, Inc.	December 2022	8,059	—	8,059	—
Hometown Food Company	August 2023	5,881	12	5,881	—
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	2,622	34	1,311	9
KBP Brands, LLC (fka KBP Investments LLC)	May 2023	2,009	82	2,256	5
Mondee Holdings LLC	December 2024	8,613	—	8,613	—
Navistar Defense, LLC	December 2022	2	0	—	—
Obagi Cosmeceuticals LLC	March 2026	8,594	—	11,308	—
Rapid Displays, Inc.	April 2026	1,770	71	1,770	—
UniTek Acquisition, Inc.	August 2023	643	37	1,714	140
WDE TorcSill Holdings LLC	October 2024	8	0	191	9
Winsight, LLC	March 2024	—	—	4,234	237
Total		$57,308	$958	$68,825	$716

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2022, the Company is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2022

6. Members' Capital

The Company’s Unit activity for the three and six months ended June 30, 2022 and 2021, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Units at beginning of period	13,734,010	13,734,010	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three and six months ended June 30, 2022 and 2021.

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2022, the Company was in compliance with such covenants.

As of June 30, 2022 and December 31, 2021, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of June 30, 2022 and December 31, 2021 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2022	$250,000	$—	$241,969
As of December 31, 2021	$250,000	$45,000	$163,967

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

June 30, 2022

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2022, the Borrower was in compliance with such covenants.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2022

7. Credit Facilities (Continued)

As of December 31, 2021, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of June 30, 2022 and December 31, 2021 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2022	$458,000	$458,000	N/A
As of December 31, 2021	$700,000	$543,000	$149,756

(1)
The amount available considers any limitations related to the facility borrowing. No available amount as of June 30, 2022 due to the expiration of the PNC Revolving Credit Facility.

Borrowings under the PNC Credit Facility as of June 30, 2022 and December 31, 2021 consisted of $0 and $295,500, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $458,000 and $247,500, respectively, of PNC Term Loan.

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

The Company incurred $629 in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. Costs associated with the Revolving Credit Facilities were primarily recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective term of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of June 30, 2022 and December 31, 2021, $536 and $2,817, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company’s Consolidated Statements of Assets and Liabilities. As of June 30, 2022 and December 31, 2021, $2,138 and $1,113, respectively, of such deferred financing costs have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of June 30, 2022	As of December 31, 2021
Principal amount outstanding on PNC Term Loan	$458,000	$247,500
Deferred financing costs	(2,138)	(1,113)
PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$455,862	$246,387

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of June 30, 2022 and 2021, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2022

7. Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Credit Facilities interest expense	$4,165	$3,233	$7,651	$6,540
Unused commitment fees	157	437	372	862
Administrative fees	100	100	100	100
Amortization of deferred financing costs	496	675	1,884	1,447
Total	$4,918	$4,445	$10,007	$8,949
Weighted average interest rate	3.23%	2.34%	2.87%	2.31%
Average outstanding balance	$510,308	$545,604	$529,547	$563,569

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

No repurchase agreements were entered into or settled during the three and six months ended June 30, 2022. During the three months ended March 31, 2021, the Company entered into and settled a repurchase agreement for which the Company incurred interest expense of $892.

The Company had no outstanding Repurchase Obligations as of June 30, 2022 and December 31, 2021.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2022

9. Income Taxes (Continued)

As of June 30, 2022 and December 31, 2021, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of June 30, 2022	As of December 31, 2021
Cost of investments for federal income tax purposes	$1,281,477	$1,402,577
Unrealized appreciation	$50,587	$53,276
Unrealized depreciation	$(34,097)	$(22,442)
Net unrealized appreciation on investments	$16,490	$30,834

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2022

10. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2022 and 2021 is presented below.

	For the Six Months Ended June 30,
	2022(1)	2021(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$77.81	$93.84
Income from Investment Operations:
Net investment income	3.59	2.16
Net realized and unrealized gain (loss)	(1.30)	1.68
Total income from investment operations	2.29	3.84
Less Distributions:
From distributable earnings	(2.40)	(4.37)
From return of capital	(4.81)	—
Total distributions	(7.21)	(4.37)
Net Asset Value Per Unit (accrual base), End of Period	$72.89	$93.31
Unitholder Total Return(2)(3)	3.40%	5.67%
Unitholder IRR before incentive fees(4)	11.96%	12.03%
Unitholder IRR after all fees and expenses(4)	9.81%	9.77%
Ratios and Supplemental Data
Members’ Capital, end of period	$835,703	$1,116,173
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	6.69%	11.19%
Ratio of net expenses to average net assets(5)	6.69%	11.19%
Ratio of financing cost to average net assets(3)	1.12%	0.97%
Ratio of net investment income to average net assets(5)	11.10%	6.50%
Ratio of incentive fees to average net assets(5)	1.77%	6.23%
Credit facilities payable	455,862	411,618
Asset coverage ratio	2.82	3.70
Portfolio turnover rate(3)	6.12%	33.47%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2022 and 2021, respectively.
(2)
The Total Return for the six months ended June 30, 2022 and 2021 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 11.96%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.81%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended the (“1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

Overview

We were formed on May 23, 2017 as a limited liability company under the laws of the State of Delaware. We conducted a private offering of our common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

On August 18, 2017 (“Inception Date”), we sold and issued 10 Units at an aggregate purchase price of $1,000 to our investment adviser, TCW Asset Management Company LLC, an affiliate of the TCW Group, Inc.

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

We, and indirectly our Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with our organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our consolidated financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other personnel (including employees and secretarial and other staff of the Administrator) to the extent they are devoted to preparing our consolidated financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business. However, in the event of a Reorganization (as defined in the LLC Agreement) that results in a Public Company (as defined in the LLC Agreement) or an Extension Fund (as defined in the LLC Agreement), including a Reorganization pursuant to which the Company becomes the Public Company or the Extension Fund, the fees, costs and expenses associated with any such restructuring, initial public offering, listing of equity securities or reorganization will be borne appropriately by the Public Company and the Extension Fund (and indirectly only by Unitholders that elect to become investors in the Public Company or the Extension Fund), as the case may be, and no others will directly or indirectly bear such fees, costs or expenses.

However, we will not bear (a) more than an amount equal to 10 basis points of our aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through January 14, 2019 and (b) more than an amount equal to 12.5 basis points of our aggregate Commitments computed annually for Company Expenses (the “Expense Cap”); provided, that, any amount by which actual annual expenses in (b) exceed the 12.5 basis point limit shall be carried over to the next year, without limitation, as additional expense until the earlier of the Reorganization (as defined in the LLC Agreement) or the dissolution of the Company, with any partial year assessed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the 12.5 basis point limit in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the 12.5 basis point limit in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with our borrowings (including interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against us, expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of our portfolio investments performed by our independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to us, costs and expenses relating to any Reorganization or liquidation of the Company and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, in no event will the Company carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the 12.5 basis point limit for more than three years from the date on which such expenses were reimbursed.

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

We expensed organization costs totaling $0.7 million (net of $0.4 million in Adviser reimbursement) since our inception through December 31, 2018. Offering costs totaling $0.6 million (net of $0.3 million in Adviser reimbursement) were charged directly to Members’ Capital on December 31, 2018. No additional organization and offering costs were incurred subsequent to December 31, 2018. We did not bear more than an amount equal to 10 basis points of the aggregate capital commitments for organization and offering expenses.

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

Investment Activity

As of June 30, 2022, our portfolio consisted of 51 debt investments and 11 equity investments. Based on fair values as of June 30, 2022, our portfolio was 97.1% invested in debt investments which were mostly senior secured term loans. The remaining 2.9% represented our equity investments, which were comprised of common stock, preferred stock, membership interests and warrants. We had three debt investments that were on non-accrual status as of June 30, 2022, representing 1.9% and 2.4% of our portfolio's fair value and cost, respectively.

As of December 31, 2021, our portfolio consisted of 54 debt investments and ten equity investments. Based on fair values as of December 31, 2021, our portfolio was 97.2% invested in debt investments which were mostly senior secured term loans. The remaining 2.8% represented our equity investments, which were comprised of common stock, preferred stock and warrants. We had no debt investments on non-accrual status as of December 31, 2021.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2022:

Industry	Percent of Total Investments
Aerospace & Defense	13%
Textiles, Apparel & Luxury Goods	8%
Software	6%
Consumer Durables & Apparel	7%
Hotels, Restaurants & Leisure	6%
Household Products	5%
Beverages	5%
Energy Equipment & Services	5%
Household & Personal Products	5%
Commercial Services & Supplies	4%
Household Durables	4%
Publishing	4%
Chemicals	4%
Capital Goods	4%
Information Technology Services	3%
Consumer Services	3%
Media	2%
Packaging	2%
Construction & Engineering	2%
Auto Components	2%
Food Products	2%
Health Care Technology	1%
Air Freight & Logistics	1%
Commercial & Professional Services	1%
Internet & Direct Marketing Retail	1%
Total	100%

Interest income, including interest income paid-in-kind, was $40.2 million and $41.4 million for the three months ended June 30, 2022 and 2021, respectively. We also earned $0.3 million and $0.1 in other fee income during the three months ended June 30, 2022 and 2021, respectively.

Interest income, including interest income paid-in-kind, was $78.5 million and $80.8 million for the six months ended June 30, 2022 and 2021, respectively. We also earned $0.5 million and $0.1 million in other fee income during the six months ended June 30, 2022 and 2021, respectively.

Results of Operations

Our operating results for the three and six months ended June 30, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Total investment income	$40,447	$41,516	$78,939	$80,898
Total expenses	14,693	18,550	29,680	51,170
Net investment income	25,754	22,966	49,259	29,728
Net realized gain on investments	2,150	705	2,150	1,926
Net change in unrealized appreciation/(depreciation) on investments	(12,055)	5,999	(20,002)	21,122
Net increase in Members’ Capital from operations	$15,849	$29,670	$31,407	$52,776

Total investment income

Total investment income for the three months ended June 30, 2022 and 2021 was $40.4 million and $41.5 million, respectively. Total investment income for the six months ended June 30, 2022 and 2021 was $78.9 million and $80.9 million, respectively. The slight decrease in total investment income during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was due to the decrease in the number of debt investments in our portfolio, which decreased to 51 as of June 30, 2022, as compared to 56 as of June 30, 2021, partially offset by the increase in interest rates during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Net investment income

Net investment income for the three months ended June 30, 2022 and 2021 was $25.8 million and $23.0 million, respectively. The increase in our net investment income during the three months ended June 30, 2022 compared the three months ended June 30, 2021 was primarily due to the decrease in total expenses during the three months ended June 30, 2022, partially offset by the decrease in total investment income. The decrease in total expenses was primarily attributable to the decrease in incentive fees during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Incentive fees decreased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to $9.9 million of net realized and unrealized losses recognized during the three months ended June 30, 2022 versus $6.7 million of net realized and unrealized gains recognized during the three months ended June 30, 2021.

Net investment income for the six months ended June 30, 2022 and 2021 was $49.3 million and $29.7 million, respectively. The increase in our net investment income during the six months ended June 30, 2022 compared to our net investment income during the six months ended June 30, 2021 was primarily due to the decrease in incentive fees during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. During the three months ended March 31, 2021, the Fund was in an incentive fee "catch-up" period whereby the Adviser was entitled to an incentive fee of 100% of additional amounts otherwise distributable to our Unitholders which was the primary driver for the higher incentive fee for the six months ended June 30, 2021. During the six months ended June 30, 2022, we have fully caught up on incentive fees and therefore, the incentive fee due to the Adviser dropped down to 20% of additional amounts otherwise distributable to our Unitholders. Further, the amount of incentive fees accrued during the six months ended June 30, 2022 decreased compared to the amount accrued during the six months ended June 30, 2021, due to $17.9 million of net realized and unrealized losses recognized during the six months ended June 30, 2022 versus $23.0 million of net realized and unrealized gains recognized during the six months ended June 30, 2021. The decrease in incentive fees during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was partially offset by an increase in interest and credit facilities expenses due to a higher weighted average interest rate during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Expenses for the three and six months ended June 30, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Expenses
Management fees	$4,954	$5,401	$10,190	$10,725
Interest and credit facilities expenses	4,918	4,445	10,007	8,949
Incentive fees	3,962	7,417	7,852	28,515
Administrative fees	346	368	705	735
Professional fees	361	486	595	759
Directors’ fees	98	105	198	203
Other expenses	54	328	133	1,284
Total expenses	$14,693	$18,550	$29,680	$51,170

Our total expenses were $14.7 million and $18.6 million for the three months ended June 30, 2022 and 2021, respectively. Our total expenses included management fees attributed to the Adviser of $5.0 million and $5.4 million; and incentive fees of $4.0 million and $7.4, for the three months ended June 30, 2022 and 2021, respectively.

The decrease in total expenses during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to the decrease in incentive fees during the current quarter as explained above, partially offset by the increase in interest and credit facilities expenses due to a higher weighted average interest rate during the current quarter compared to the three months ended June 30, 2021.

Our total expenses were $29.7 million and $51.2 million for the six months ended June 30, 2022 and 2021, respectively. Our total expenses included management fees attributed to the Adviser of $10.2 million and $10.7 million; and incentive fees of $7.9 million and $28.5 million, for the six months ended June 30, 2022 and 2021, respectively.

Similar to the three months ended June 30, 2021, the decrease in total expenses during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the decrease in incentive fees during the current year-to-date period as explained above, partially offset by the increase in interest and credit facilities expenses due to a higher weighted average interest rate during the current year-to-date period compared to the six months ended June 30, 2021.

Net realized gain on investments

Our net realized gain on investments for the three months ended June 30, 2022 and 2021 was $2.2 and $0.7 million, respectively. Our net realized gain during the three months ended June 30, 2022 was primarily attributable to our full disposition of United Poly Systems Holding, Inc. common stock which resulted in a gain of $2.2 million.

Our net realized gain during the three months ended June 30, 2021 was primarily attributable to our partial or full dispositions of the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
SMTC Corporation	Warrants	$984
SMTC Corporation	Common Stock	139
Greenfield World Trade, Inc.	Warrants	(505)
All others	Various	87
Net realized gain		$705

Our net realized gain on investments for the six months ended June 30, 2022 and 2021 was $2.2 million and $1.9 million, respectively. Our net realized gain during the six months ended June 30, 2022 was primarily attributable to our full disposition of United Poly Systems Holding, Inc. common stock which resulted in a gain of $2.2 million.

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

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) investments for the three months ended June 30, 2022 and 2021 was ($12.1) million and $6.0 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2022 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
AGY Equity LLC	Class D Preferred Units	$(3,997)
Red Lobster Management, LLC	Term Loan	(3,340)
AGY Holdings Corp.	Delayed Draw Term Loan	(1,345)
Retail Services WIS Corporation	Term Loan	(1,268)	*
Karman Holdings LLC	Term Loan	(1,151)
AGY Holdings Corp.	Term Loan	(1,049)
Rocky Brands, Inc.	Term Loan	(1,016)
Grand Circle Corporation	Term Loan	(797)
Heligear Acquisition Co.	Term Loan	(753)
Keeco Holdings, LLC	Term Loan	(692)
KBP Brands, LLC	Delayed Draw Term Loan	(640)
Profrac Holdings II, LLC	Term Loan	1,274
Voyant Beauty Holdings, Inc.	Term Loan	1,317	*
Mondee Holdings LLC	Term Loan	2,213
All others	Various	(811)
Net change in unrealized appreciation/(depreciation)		$(12,055)

*Includes reversals of previously recognized unrealized (depreciation)/appreciation. Recognized during the three months ended June 30, 2022 as realized gains/(losses) and/or accelerated original issue discount.

Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2021 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Greenfield World Trade, Inc.	Term Loan	$3,368
Shelterlogic Group Holdings, Inc.	Common Stock	3,089
Obagi Cosmeceuticals, LLC	Term Loan	2,189
Red Lobster Management, LLC	Term Loan	1,522
Navistar Defense, LLC	Term Loan	(1,397)
Hoover Group, Inc.	Term Loan	(1,527)
WDE TorcSill Holdings, LLC	Term Loan	(1,262)
SMTC Corporation	Term Loan	(1,038)	*
SMTC Corporation	Warrants	(967)	*
All others	Various	2,022
Net change in unrealized appreciation/(depreciation)		$5,999

*Includes reversals of previously recognized unrealized (depreciation)/appreciation. Recognized during the three months ended June 30, 2021 as realized gains/(losses) and/or accelerated original issue discount.

Our net change in unrealized appreciation/(depreciation) investments for the six months ended June 30, 2022 and 2021 was $(20.0) million and $21.1 million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2022 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Shelterlogic Group Holdings, Inc	Common Stock	$(4,038)
AGY Equity LLC	Class D Preferred Units	(3,997)
Red Lobster Management, LLC	Term Loan	(3,780)
Navistar Defense, LLC	Term Loan C	(2,216)
AGY Holdings Corp.	Delayed Draw Term Loan	(2,006)
AGY Holdings Corp.	Term Loan	(1,765)
Rocky Brands, Inc.	Term Loan	(1,458)
Grand Circle Corporation	Term Loan	(1,443)
Retail Services WIS Corporation	Term Loan	(1,354)	*
Heligear Acquisition Co.	Term Loan	(822)
Keeco Holdings, LLC	Term Loan	(733)
Rapid Displays, Inc.	Term Loan	(720)
Hoover Group, Inc.	Term Loan	1,192
Mondee Holdings LLC	Term Loan	1,560
Profrac Holdings II, LLC	Term Loan	1,864
Centric Brands L.P.	Class A LP Interests	2,561
All others	Various	(2,847)
Net change in unrealized appreciation/(depreciation)		$(20,002)

*Includes reversals of previously recognized unrealized (depreciation)/appreciation. Recognized during the six months ended June 30, 2022 as realized gains/(losses) and/or accelerated original issue discount.

Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2021 was due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Shelterlogic Group Holdings, Inc.	Common Stock	$7,358
Greenfield World Trade, Inc.	Term Loan	5,051
Greenfield World Trade, Inc.	Warrants	1,992
PSS Industrial Group Corp.	Term Loan	3,384	*
Obagi Cosmeceuticals, LLC	Term Loan	2,800
Keeco Holdings, LLC	Term Loan	1,738
Red Lobster Management, LLC	Term Loan	1,712
Winsight, LLC	Term Loan	1,333
Navistar Defense, LLC	Term Loan	(1,421)
Columbia Helicopters, Inc.	Term Loan	(1,501)
Verdesian Life Sciences, LLC	Term Loan	(1,686)	*
Hoover Group, Inc.	Term Loan	(1,828)
Production Resource Group, LLC	Class A Units	(1,831)	*
All others	Various	4,021
Net change in unrealized appreciation/(depreciation)		$21,122

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the six months ended June 30, 2021 as realized gains/(losses) and/or accelerated original issue discount.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended June 30, 2022 and 2021 was $15.8 million and $29.7 million, respectively. The lower net increase in Members’ Capital from operations during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to net unrealized depreciation during the current quarter which, as previously described, was a net depreciation of ($12.1) million, compared to a net appreciation of $6.0 million during the three months ended June 30, 2021, partially offset by higher net investment income during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Our net increase in Members’ Capital from operations during the six months ended June 30, 2022 and 2021 was $31.4 million and $52.8 million, respectively. The lower net increase in Members’ Capital from operations during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to net unrealized depreciation during the year-to-date period which, as previously described, was a net depreciation of $(20.0) million, compared to a net appreciation of $21.1 million during the six months ended June 30, 2021, partially offset by higher net investment income during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

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

As of June 30, 2022, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

June 30, 2022
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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of June 30, 2022, we were in compliance with such covenants.

As of June 30, 2022 and December 31, 2021, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of June 30, 2022 and December 31, 2021 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2022	$250,000	$—	$241,969
As of December 31, 2021	$250,000	$45,000	$163,967
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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2022, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are consolidated in our consolidated financial statements and considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of December 31, 2021, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of June 30, 2022 and December 31, 2021 is as follows (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2022	$458,000	$458,000	N/A
As of December 31, 2021	$700,000	$543,000	$149,756
(1)
The amount available considers any limitations related to the debt facility borrowing. No available amount as of June 30, 2022 due to the expiration of the PNC Revolving Credit Facility.

Borrowings under the PNC Credit Facility as of June 30, 2022 and December 31, 2021 consisted of $0 and $295.5 million, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $458.0 million and $247.5 million, respectively, of PNC Term Loan.

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

We incurred $0.6 million in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. We recorded most of the costs associated with the Revolving Credit Facilities as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective term of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of June 30, 2022 and December 31, 2021, $0.5 million and $2.8 million, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities. As of June 30, 2022 and December 31, 2021, $2.1 million and $1.1 million, respectively, of such deferred financing costs have yet to be amortized.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2022 and 2021 was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Credit Facilities interest expense	$4,165	$3,233	$7,651	$6,540
Unused commitment fees	157	437	372	862
Administrative fees	100	100	100	100
Amortization of deferred financing costs	496	675	1,884	1,447
Total	$4,918	$4,445	$10,007	$8,949
Weighted average interest rate	3.23%	2.34%	2.87%	2.31%
Average outstanding balance	$510,308	$545,604	$529,547	$563,569

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

No repurchase agreements were entered into or settled during the three and six months ended June 30, 2022. During the three months ended March 31, 2021, we entered into and settled a repurchase agreement for which the Company incurred interest expense of $0.9 million. The Company had no outstanding Repurchase Obligations as of June 30, 2022 and December 31, 2021.

We had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

		June 30, 2022		December 31, 2021
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$5,149	$376	$3,618	$18
Altern Marketing LLC	October 2024	5,217	52	5,217	—
Bendon Inc.	December 2025	7,263	291	7,263	298
Centric Brands Inc.	October 2024	683	—	3,315	—
Encompass Digital Media, Inc.	September 2023	794	2	1,661	0
FM Restaurants Holdco, LLC	November 2023	—	—	2,414	—
Greenfield World Trade, Inc.	December 2022	8,059	—	8,059	—
Hometown Food Company	August 2023	5,881	12	5,881	—
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	2,622	34	1,311	9
KBP Brands, LLC (fka KBP Investments LLC)	May 2023	2,009	82	2,256	5
Mondee Holdings LLC	December 2024	8,613	—	8,613	—
Navistar Defense, LLC	December 2022	2	0	—	—
Obagi Cosmeceuticals LLC	March 2026	8,594	—	11,308	—
Rapid Displays, Inc.	April 2026	1,770	71	1,770	—
UniTek Acquisition, Inc.	August 2023	643	37	1,714	140
WDE TorcSill Holdings LLC	October 2024	8	0	191	9
Winsight, LLC	March 2024	—	—	4,234	237
Total		$57,308	$958	$68,825	$716

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2022, 100% of our debt investments bore interest based on floating rates, such as LIBOR, SOFR or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of June 30, 2022, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 28.8%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our June 30, 2022 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$38,461	$13,931	$24,530
Up 200 basis points	25,641	9,287	16,354
Up 100 basis points	12,820	4,644	8,176
Down 100 basis points	(5,960)	(4,872)	(1,088)
Down 200 basis points	(6,842)	(9,452)	2,610
Down 300 basis points	(6,908)	(10,611)	3,703

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

Date: August 10, 2022	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 10, 2022
	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer