Form 10-Q
period 2022-09-30
TCW Direct Lending VII LLC
filed 2022-11-09
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of September 30, 2022, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 9, 2022 was 13,734,010.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2022

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt(1)
Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 14.06% inc PIK (SOFR + 10.25%, 1.50% Floor, 2.75% PIK)	2.8%	$23,815,267	08/20/24	$23,636,045	$22,338,720
	Heligear Acquisition Co.	07/30/19	Term Loan - 10.68% (LIBOR + 7.00%, 1.50% Floor)	6.5%	51,436,011	07/30/24	51,051,895	51,281,703
	Karman Holdings LLC	12/21/20	Revolver - 10.68% (LIBOR + 7.00%, 1.00% Floor)	0.8%	6,227,120	12/21/25	6,227,120	6,127,486
	Karman Holdings LLC	12/21/20	Term Loan - 10.68% (LIBOR + 7.00%, 1.00% Floor)	7.8%	62,691,047	12/21/25	61,794,679	61,687,991
	Navistar Defense, LLC (2) (5)	08/01/22	Term Loan - 12.73% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	3.8%	34,436,780	02/01/26	33,109,294	29,615,631
				21.7%	178,606,225		175,819,033	171,051,531
Air Freight & Logistics
	Need It Now Delivers, LLC	12/23/19	Last Out Delayed Draw Term Loan - 10.15% (SOFR + 7.00%, 1.75% Floor)	0.2%	1,345,647	12/23/24	1,345,647	1,345,647
	Need It Now Delivers, LLC	12/23/19	Last Out Term Loan - 10.15% (SOFR + 7.00%, 1.75% Floor)	1.6%	12,784,900	12/23/24	12,644,871	12,784,900
				1.8%	14,130,547		13,990,518	14,130,547
Auto Components
	Shipston Group U.S. Inc.	05/18/20	Last Out Term Loan - 9.59% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	0.2%	1,840,783	09/28/24	1,840,783	1,559,143
	Shipston Group U.S. Inc.	01/20/22	Last Out Delayed Draw Term Loan - 9.59% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	0.2%	1,600,307	09/28/24	1,600,307	1,355,460
	Shipston Group U.S. Inc.	09/28/18	Last Out Term Loan - 8.78% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	3.0%	27,650,526	09/28/24	27,568,446	23,419,996
				3.4%	31,091,616		31,009,536	26,334,599
Capital Goods
	Carolina Atlantic Roofing Suppy LLC	05/28/21	Term Loan - 10.17% (SOFR + 7.00%, 1.00% Floor)	5.7%	45,409,900	05/28/26	44,746,086	45,137,441
				5.7%	45,409,900		44,746,086	45,137,441
Chemicals
	AGY Holdings Corp. (2)	09/21/20	Delayed Draw Term Loan - 13.68% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	2.9%	25,070,166	09/21/25	25,070,166	22,538,080
	AGY Holdings Corp. (2)	09/21/20	Term Loan - 13.68% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	3.1%	27,255,601	09/21/25	27,255,601	24,502,786
	AGY Holdings Corp. (2)	05/27/22	Delayed Draw Term Loan - 13.68% inc PIK (LIBOR + 10.00%, 1.50% Floor, all PIK)	0.0%	188,555	06/30/23	188,555	169,511
				6.0%	52,514,322		52,514,322	47,210,377

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Commercial & Professional Services
	Rapid Displays, Inc.	04/16/21	Term Loan - 9.12% (LIBOR + 6.63%, 1.00% Floor)	1.7%	$13,983,000	04/13/26	$13,857,770	$13,675,374
	Rapid Displays, Inc.	09/29/22	Incremental Term Loan - 10.65% (LIBOR + 7.00%, 1.00% Floor)	0.0%	246,862	04/13/26	241,316	244,146
				1.7%	14,229,862		14,099,086	13,919,520
Commercial Services & Supplies
	Retail Services WIS Corporation	05/20/21	Term Loan - 11.42% (LIBOR + 7.75%, 1.00% Floor)	6.0%	46,618,300	05/20/25	45,885,337	47,037,865
				6.0%	46,618,300		45,885,337	47,037,865
Construction & Engineering
	UniTek Acquisition, Inc.	09/16/20	Delayed Draw Term Loan A - 9.76% inc PIK (SOFR + 6.50%, 1.00% Floor, 2.00% PIK)	0.2%	1,408,682	08/20/23	866,787	1,341,065
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 10.76% inc PIK (SOFR + 7.50%, 1.00% Floor, 2.00% PIK)	0.4%	3,491,555	08/20/24	3,491,555	3,180,806
	UniTek Acquisition, Inc.	11/10/20	Revolver - 10.75% (PRIME + 4.50%, 1.00% Floor)	0.2%	1,554,380	08/20/23	1,554,380	1,479,770
	UniTek Acquisition, Inc.	09/16/20	Term Loan A - 9.76% inc PIK (SOFR + 6.50%, 1.00% Floor, 2.00% PIK)	0.9%	7,043,414	08/20/23	4,329,863	6,705,330
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 10.76% inc PIK (Prime + 4.50%, 1.00% Floor)	2.0%	17,458,759	08/20/24	17,330,573	15,904,930
				3.7%	30,956,790		27,573,158	28,611,901
Consumer Durables & Apparel
	Rocky Brands, Inc. (3)	03/15/21	Term Loan - 9.06% (LIBOR + 7.50%, 1.00% Floor)	5.7%	46,804,493	03/15/26	46,158,048	44,745,095
	Twin Star International, Inc.	06/18/21	Term Loan - 11.18% (SOFR + 7.50%, 1.00% Floor)	4.4%	41,199,450	06/18/26	40,817,038	35,019,533
				10.1%	88,003,943		86,975,086	79,764,628
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 13.62% (LIBOR + 10.50%, 1.25% Floor)	4.9%	39,607,004	02/26/26	39,067,343	38,260,366
				4.9%	39,607,004		39,067,343	38,260,366
Energy Equipment & Services
	Profrac Services II, LLC	03/04/22	Term Loan - 10.01% (SOFR + 8.50%, 1.00% Floor)	4.3%	33,024,922	03/04/25	32,224,911	34,015,669
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 14.40% inc PIK (SOFR + 11.25%, 1.50% Floor, 4.50% PIK)	1.1%	8,953,418	10/22/24	8,953,418	8,523,654
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 14.40% inc PIK (SOFR + 11.25%, 1.50% Floor, 4.50% PIK)	2.8%	22,930,756	10/22/24	22,705,588	21,830,080
				8.2%	64,909,096		63,883,917	64,369,403
Food Products
	Hometown Food Company	08/31/18	Term Loan - 8.12% (LIBOR + 5.00%, 1.25% Floor)	2.6%	20,218,178	08/31/23	20,134,224	20,218,178
	Hometown Food Company	08/31/18	Revolver - 8.12% (LIBOR + 5.00%, 1.25% Floor)	0.1%	980,196	08/31/23	980,196	980,196
				2.7%	21,198,374		21,114,420	21,198,374

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Health Care Technology
	PatientPoint Health Technologies, LLC	03/30/21	Term Loan - 10.81% (SOFR + 7.00%, 1.00% Floor)	2.1%	$16,548,000	03/07/25	$16,284,974	$16,531,452
				2.1%	16,548,000		16,284,974	16,531,452
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Delayed Draw Term Loan - 7.56% (LIBOR + 5.50%, 0.75% Floor)	1.7%	13,991,213	05/26/27	13,991,213	13,025,820
	KBP Brands, LLC	05/26/21	Term Loan - 8.45% (LIBOR + 5.50%, 0.75% Floor)	1.2%	9,926,273	05/26/27	9,676,259	9,241,360
	Red Lobster Management, LLC	01/22/21	Term Loan - 10.78% (LIBOR + 8.00%, 1.50% Floor)	6.5%	54,590,722	01/22/26	53,867,994	50,933,144
				9.4%	78,508,208		77,535,466	73,200,324
Household Durables
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 8.54% (LIBOR + 5.97%, 1.00% Floor)	3.4%	26,681,925	10/29/26	26,643,224	26,681,925
				3.4%	26,681,925		26,643,224	26,681,925
Household Products
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 16.48% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	7.2%	55,530,206	03/31/25	53,399,055	56,579,727
	Greenfield World Trade, Inc.	08/12/21	Last Out Delayed Draw Term Loan - 16.48% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	1.5%	11,805,668	12/31/22	10,644,928	12,041,782
				8.7%	67,335,874		64,043,983	68,621,509
Information Technology Services
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 9.88% (LIBOR + 7.00%, 1.50% Floor)	1.5%	12,202,600	11/15/23	12,202,600	12,202,600
	Corcentric, Inc.	11/15/18	Term Loan - 9.88% (LIBOR + 7.00%, 1.50% Floor)	3.9%	31,034,180	11/15/23	30,857,398	31,034,180
				5.4%	43,236,780		43,059,998	43,236,780
Internet & Direct Marketing Retail
	Altern Marketing LLC	09/30/20	First Out Term Loan - 9.67% (LIBOR + 6.00%, 2.00% Floor)	1.2%	9,525,469	10/07/24	9,422,054	9,449,265
				1.2%	9,525,469		9,422,054	9,449,265

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Media
	Encompass Digital Media, Inc.	10/01/18	Revolver - 10.56% (LIBOR + 7.50%, 1.25% Floor)	0.2%	$1,733,182	09/28/23	$1,733,182	$1,677,720
	Encompass Digital Media, Inc.	10/01/18	Term Loan - 10.62% inc PIK (LIBOR + 7.50%, 1.25% Floor, 1.13% PIK)	3.7%	29,882,761	09/28/23	29,805,857	28,926,513
				3.9%	31,615,943		31,539,039	30,604,233
Packaging
	Hoover Group, Inc.	10/01/20	Term Loan - 10.05% (LIBOR + 7.75%, 1.25% Floor)	3.8%	29,668,227	10/01/24	29,371,341	29,935,241
				3.8%	29,668,227		29,371,341	29,935,241
Publishing
	Bendon Inc.	12/11/20	Term Loan - 10.68% (LIBOR + 7.00%, 1.00% Floor)	6.0%	49,539,609	12/11/25	48,820,191	47,508,485
				6.0%	49,539,609		48,820,191	47,508,485
Software
	Mondee Holdings LLC	12/20/19	Term Loan - 12.18% inc PIK (LIBOR + 8.50%, 1.75% Floor, 3.50% PIK)	9.4%	74,057,541	12/23/24	73,068,708	74,057,541
				9.4%	74,057,541		73,068,708	74,057,541
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	10/09/20	Revolver - 9.27% (Prime + 4.50%, 1.00% Floor)	0.6%	4,390,107	10/09/24	4,379,431	4,390,107
	Centric Brands Inc. (3)	10/09/20	Term Loan - 11.80% inc PIK (SOFR + 9.00%, 1.00% Floor, 6.50% PIK)	4.9%	42,393,340	10/09/25	40,037,734	38,874,692
	Keeco Holdings, LLC	09/19/22	Term Loan - 12.46% (SOFR + 8.75%, 2.00% Floor)	7.3%	59,463,492	09/19/26	59,463,492	57,857,977
				12.8%	106,246,939		103,880,657	101,122,776
	Total Debt Investments			142.0%	1,160,240,494		1,140,347,478	1,117,976,082

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	Equity
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2) (5) (6)		Class A Units	0.0%	4,399	$43,990	$—
				0.0%	4,399	43,990	—
Chemicals
	AGY Equity LLC (2) (5) (6)		Class A Preferred Units	0.0%	7,752,414	—	—
	AGY Equity LLC (2) (5) (6)		Class B Preferred Units	0.0%	10,078,138	—	—
	AGY Equity LLC (2) (5) (6)		Class C Common Units	0.0%	11,241,000	—	—
	AGY Equity LLC (2) (5) (6)		Class D Preferred Units	0.0%	3,997,226	3,997,226	—
				0.0%	33,068,778	3,997,226	—
Household Durables
	Shelterlogic Group Holdings, Inc (4) (5) (6)		Common Stock	3.9%	1,254,034	—	30,666,524
				3.9%	1,254,034	—	30,666,524
Household Products
	Greenfield World Trade, Inc. (5) (6)		Class A-1 Warrant, expires 03/25/27	0.9%	3,959	3,178,520	6,730,538
	Greenfield World Trade, Inc. (5) (6)		Class A-2 Warrant, expires 03/25/27	0.2%	1,376	1,189,508	1,879,804
	Greenfield World Trade, Inc. (5) (6)		Class A-3 Warrant, expires 03/25/27	0.0%	116	113,932	157,862
				1.1%	5,451	4,481,960	8,768,204
Software
	Mondee Holdings LLC (5) (6)		Class G Preferred Stock	0.8%	2,700,922	1,226,708	6,439,538
				0.8%	2,700,922	1,226,708	6,439,538
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3) (5) (6)		Membership Interests	0.0%	159,658	—	—
	Centric Brands L.P. (3) (5) (6)		Class A LP Interests	0.0%	159,658	—	—
				0.0%	319,316	—	—
	Total Equity Investments			5.8%	37,352,900	9,749,885	45,874,265
	Total Debt & Equity Investments (7)			147.8%		1,150,097,363	1,163,850,348
	Cash Equivalents
	First American Government Obligation Fund, Yield 2.73%			2.6%	20,533,688	20,533,688	20,533,688
	Total Cash Equivalents			2.6%		20,533,688	20,533,688
	Total Investments (150.3%)					$1,170,631,051	$1,184,384,036
	Net unrealized depreciation on unfunded commitments (-0.2%)						(1,276,964)
	Liabilities in Excess of Other Assets (-50.1%)						(395,116,567)
	Net Assets (100.0%)						$787,990,505

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2022

(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and September 30, 2022 along with transactions during the period ended September 30, 2022 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2022	Interest/Dividend/ Other income
AGY Holdings Corp. Delayed Draw Term Loan - 13.68% inc all PIK	$—	$188,555	$—	$—	$(19,044)	$169,511	$203,126
AGY Holdings Corp. Delayed Draw Term Loan - 13.68% inc 6.00% PIK	19,425,938	5,546,610	—	—	(2,434,468)	22,538,080	4,007,199
AGY Holdings Corp. Term Loan - 13.68% inc PIK	25,005,013	2,124,935	—	—	(2,627,162)	24,502,786	4,452,607
Navistar Defense, LLC Term Loan - 12.73% inc PIK	—	33,109,294	—	—	(3,493,663)	29,615,631	(3,000)
AGY Equity LLC Class A Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class B Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class C Common Units	—	—	—	—	—	—	—
AGY Equity LLC Class D Preferred Units	—	3,997,226	—	—	(3,997,226)	—	—
TCW ND Parent Holdings LLC Class A Units	—	43,990	—	—	(43,990)	—	—
Navistar Defense, LLC Term Loan A - 9.75% inc PIK	3,244,352	107,614	(2,307,174)	—	(1,044,792)	—	198,952
Navistar Defense, LLC Term Loan B - 9.75% inc PIK	13,671,013	772,753	(18,197,242)	—	3,753,476	—	1,502,138
Navistar Defense, LLC Term Loan C - 9.75% inc PIK	—	9,261,149	(9,261,149)	—	—	—	1,804,531
Total Controlled Affiliated investments	$61,346,316	$55,152,126	$(29,765,565)	$—	$(9,906,869)	$76,826,008	$12,165,553

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2022, $88,009,895 or 6.8% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and September 30, 2022 along with transactions during the period ended September 30, 2022 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2022	Interest/Dividend/ Other income
Slogic Holding Corp. Last Out Term Loan - 8.54%	$26,681,925	$107,947	$—	$—	$(107,947)	$26,681,925	$1,605,759
Shelterlogic Group Holdings, Inc Common Stock	30,761,454	—	—	—	(94,930)	30,666,524	—
Total Non-Controlled Affiliated Investments	$57,443,379	$107,947	$—	$—	$(202,877)	$57,348,449	$1,605,759

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of September 30, 2022, the aggregate fair value of these securities was $45,874,265, or 3.6% of the Company’s total assets.
(7)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2022

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $182,183,512 and $442,209,673, respectively, for the period ended September 30, 2022. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	100.0%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt(1)
Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	3.1%	$29,284,398	08/20/24	$28,969,983	$27,937,315
	Heligear Acquisition Co.	07/30/19	Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	6.0%	54,030,614	07/30/24	53,462,220	54,570,919
	Karman Holdings LLC	12/21/20	Revolver - 7.75% (LIBOR + 6.75%, 1.00% Floor)	0.6%	5,243,891	12/21/25	5,243,891	5,207,184
	Karman Holdings LLC	12/21/20	Term Loan - 7.75% (LIBOR + 6.75%, 1.00% Floor)	7.0%	63,913,986	12/21/25	62,788,168	63,466,587
	Navistar Defense, LLC	11/30/21	Term Loan A - 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, all PIK)	0.4%	2,199,560	12/31/22	2,199,560	3,244,352
	Navistar Defense, LLC	12/31/18	Term Loan B - 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, all PIK)	1.5%	17,617,285	12/31/23	17,424,489	13,671,013
				18.6%	172,289,734		170,088,311	168,097,370
Air Freight & Logistics
	Need It Now Delivers, LLC	12/23/19	Last Out Delayed Draw Term Loan - 8.75% (LIBOR + 7.00%, 1.75% Floor)	0.1%	1,402,941	12/23/24	1,402,941	1,402,941
	Need It Now Delivers, LLC	12/23/19	Last Out Term Loan - 8.75% (LIBOR + 7.00%, 1.75% Floor)	1.5%	13,332,824	12/23/24	13,137,818	13,332,824
				1.6%	14,735,765		14,540,759	14,735,765
Auto Components
	Shipston Group U.S. Inc.	05/18/20	Last Out Term Loan - 9.00% inc PIK (LIBOR + 7.75%, 1.25% Floor, 2.00% PIK)	0.2%	1,799,916	09/28/23	1,799,916	1,600,126
	Shipston Group U.S. Inc.	09/28/18	Last Out Term Loan - 9.00% inc PIK (LIBOR + 7.75%, 1.25% Floor, 2.00% PIK)	2.6%	26,947,372	09/28/23	26,803,392	23,956,214
				2.8%	28,747,288		28,603,308	25,556,340
Beverages
	Westrock Coffee Company, LLC	02/28/20	Term Loan - 10.00% inc PIK (LIBOR + 8.50%, 1.50% Floor, 0.25% PIK)	7.1%	64,620,783	02/28/25	63,914,270	63,845,333
				7.1%	64,620,783		63,914,270	63,845,333
Capital Goods
	Carolina Atlantic Roofing Supply LLC	05/28/21	Term Loan - 8.25% (LIBOR + 7.25%, 1.00% Floor)	5.2%	45,929,200	05/28/26	45,120,283	46,526,280
				5.2%	45,929,200		45,120,283	46,526,280
Chemicals
	AGY Holdings Corp.(2)	09/21/20	Delayed Draw Term Loan - 11.50% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	2.1%	19,523,556	09/21/25	19,523,556	19,425,938
	AGY Holdings Corp.(2)	09/21/20	Term Loan - 11.50% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	2.8%	25,130,666	09/21/25	25,130,666	25,005,013
				4.9%	44,654,222		44,654,222	44,430,951
Commercial & Professional Services
	Rapid Displays, Inc.	04/16/21	Term Loan - 7.63% (LIBOR + 6.63%, 1.00% Floor)	1.6%	14,089,200	04/13/26	13,936,315	14,230,092
				1.6%	14,089,200		13,936,315	14,230,092
Commercial Services & Supplies
	Clover Imaging Group, LLC	12/16/19	Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	0.8%	7,352,661	12/16/24	7,265,351	7,293,840
	Retail Services WIS Corporation	05/20/21	Term Loan - 8.75% (LIBOR + 7.75%, 1.00% Floor)	6.7%	58,621,697	05/20/25	57,420,831	60,380,347
				7.5%	65,974,358		64,686,182	67,674,187

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Construction & Engineering
	UniTek Acquisition, Inc.	09/16/20	Delayed Draw Term Loan A - 7.50% inc PIK (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.1%	$1,472,938	08/20/23	$849,265	$1,352,157
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 8.50% inc PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	0.3%	3,438,938	08/20/24	3,438,938	3,009,071
	UniTek Acquisition, Inc.	11/10/20	Revolver - 7.75% (Prime + 4.50%, 1.00% Floor)	0.1%	1,501,481	08/20/23	1,501,481	1,378,360
	UniTek Acquisition, Inc.	09/16/20	Term Loan A - 7.50% inc PIK (LIBOR + 6.50%, 1.00% Floor, 2.00% PIK)	0.7%	7,364,691	08/20/23	4,244,394	6,760,787
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 8.50% inc PIK (LIBOR + 7.50%, 1.00% Floor, 2.00% PIK)	1.7%	17,195,660	08/20/24	17,016,683	15,046,203
				2.9%	30,973,708		27,050,761	27,546,578
Construction Materials
	United Poly Systems Holding, Inc.	12/28/20	Mezzanine Loan - 13.00% inc PIK (13.00% Fixed Coupon, all PIK)	0.8%	8,039,430	12/31/25	8,039,430	7,589,222
				0.8%	8,039,430		8,039,430	7,589,222
Consumer Durables & Apparel
	Rocky Brands, Inc.(3)	03/15/21	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	5.4%	48,888,419	03/15/26	48,067,008	48,888,419
	Twin Star International, Inc.	06/18/21	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	4.4%	41,670,600	06/18/26	41,205,914	39,378,717
				9.8%	90,559,019		89,272,922	88,267,136
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 11.75% (LIBOR + 10.50%, 1.25% Floor)	4.5%	40,363,826	02/26/26	39,693,159	40,363,826
				4.5%	40,363,826		39,693,159	40,363,826
Energy Equipment & Services
	Profrac Services, LLC	09/07/18	Term Loan - 9.75% (LIBOR + 8.50%, 1.25% Floor)	5.6%	51,155,454	09/07/23	50,111,882	50,797,366
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 11.00% inc PIK (LIBOR + 9.50%, 1.50% Floor, 2.75% PIK)	0.8%	7,576,182	10/22/24	7,576,182	7,212,526
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 11.00% inc PIK (LIBOR + 9.50%, 1.50% Floor, 2.75% PIK)	2.7%	25,675,963	10/22/24	25,320,833	24,443,517
				9.1%	84,407,599		83,008,897	82,453,409
Food Products
	Hometown Food Company	08/31/18	Term Loan - 6.25% (LIBOR + 5.00%, 1.25% Floor)	2.4%	22,143,719	08/31/23	21,976,613	22,143,719
				2.4%	22,143,719		21,976,613	22,143,719
Health Care Technology
	PatientPoint Health Technologies, LLC	03/30/21	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	1.9%	16,674,000	03/07/25	16,303,792	16,774,044
				1.9%	16,674,000		16,303,792	16,774,044
Hotels, Restaurants & Leisure
	FM Restaurants Holdco, LLC	11/25/19	Term Loan - 9.75% (LIBOR + 8.00%, 1.75% Floor)	2.3%	20,961,949	11/22/23	20,714,706	20,961,949
	KBP Brands, LLC	05/26/21	Delayed Draw Term Loan - 5.75% (LIBOR + 5.00%, 0.75% Floor)	1.5%	13,744,248	05/26/27	13,744,248	13,716,759
	KBP Brands, LLC	05/26/21	Term Loan - 5.75% (LIBOR + 5.00%, 0.75% Floor)	1.1%	9,970,509	05/26/27	9,679,005	9,950,568
	Red Lobster Management, LLC	01/22/21	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	6.1%	55,031,940	01/22/26	54,138,651	54,976,908
				11.0%	99,708,646		98,276,610	99,606,184

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Household & Personal Products
	Obagi Cosmeceuticals LLC	03/16/21	Revolver - 8.50% (LIBOR + 7.50%, 1.00% Floor)	0.8%	$6,784,800	03/16/26	$6,784,800	$6,784,800
	Obagi Cosmeceuticals LLC	03/16/21	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	5.6%	49,382,036	03/16/26	48,173,082	50,715,351
				6.4%	56,166,836		54,957,882	57,500,151
Household Durables
	Slogic Holding Corp.(4)	06/29/18	Last Out Term Loan - 7.00% (LIBOR + 6.00%, 1.00% Floor)	3.0%	26,681,925	10/29/26	26,535,277	26,681,925
				3.0%	26,681,925		26,535,277	26,681,925
Household Products
	Greenfield World Trade, Inc.	08/12/21	Last Out Delayed Draw Term Loan - 14.83% inc PIK (LIBOR + 13.33%, 1.50% Floor, 7.00% PIK)	1.1%	10,073,456	12/31/22	8,919,377	10,385,734
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 14.83% inc PIK (LIBOR + 13.33%, 1.50% Floor, 7.00% PIK)	5.8%	51,136,809	03/31/25	48,505,930	52,108,408
				6.9%	61,210,265		57,425,307	62,494,142
Information Technology Services
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	1.4%	12,400,480	11/15/23	12,400,480	12,400,480
	Corcentric, Inc.	11/15/18	Term Loan - 8.50% (LIBOR + 7.00%, 1.50% Floor)	3.5%	31,528,880	11/15/23	31,229,645	31,528,880
				4.9%	43,929,360		43,630,125	43,929,360
Internet & Direct Marketing Retail
	Altern Marketing LLC	09/30/20	First Out Term Loan - 8.00% (LIBOR + 6.00%, 2.00% Floor)	1.2%	11,033,313	10/07/24	10,883,200	11,165,713
				1.2%	11,033,313		10,883,200	11,165,713
Media
	Encompass Digital Media, Inc.	10/01/18	Revolver - 8.75% (LIBOR + 7.50%, 1.25% Floor)	0.1%	866,591	09/28/23	866,591	866,591
	Encompass Digital Media, Inc.	10/01/18	Term Loan - 8.75% inc PIK (LIBOR + 7.50%, 1.25% Floor, 1.13% PIK)	3.3%	29,959,514	09/28/23	29,822,972	29,959,514
	Winsight, LLC	11/15/18	Revolver - 12.00% inc PIK (LIBOR + 11.00%, 1.00% Floor, 4.00% PIK)	0.2%	1,566,816	04/01/24	1,566,816	1,479,074
	Winsight, LLC	11/15/18	Term Loan - 12.00% inc PIK (LIBOR + 11.00%, 1.00% Floor, 4.00% PIK)	2.2%	20,992,166	04/01/24	20,776,633	19,816,605
				5.8%	53,385,087		53,033,012	52,121,784
Packaging
	Hoover Group, Inc.	10/01/20	Term Loan - 9.75% (LIBOR + 8.50%, 1.25% Floor)	3.2%	30,200,733	10/01/24	29,785,654	28,751,098
				3.2%	30,200,733		29,785,654	28,751,098
Personal Products
	Voyant Beauty Holdings, Inc.	08/20/20	Term Loan - 10.50% inc PIK (LIBOR + 9.00%, 1.50% Floor, 0.50% PIK)	5.5%	51,444,798	08/20/25	50,378,380	49,747,120
				5.5%	51,444,798		50,378,380	49,747,120
Publishing
	Bendon Inc.	12/11/20	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	5.5%	51,931,651	12/11/25	51,001,075	49,802,454
				5.5%	51,931,651		51,001,075	49,802,454

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Software
	Mondee Holdings LLC	12/20/19	Term Loan - 12.25% inc PIK (LIBOR + 10.50%, 1.75% Floor, all PIK)	9.7%	$91,567,657	12/23/24	$89,880,283	$87,538,679
				9.7%	91,567,657		89,880,283	87,538,679
Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	10/09/20	Revolver - 6.50% (LIBOR + 5.50%, 1.00% Floor)	0.2%	1,382,456	10/09/24	1,382,456	1,382,456
	Centric Brands Inc.(3)	10/09/20	Term Loan - 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, all PIK)	4.1%	38,828,277	10/09/25	35,890,170	36,809,207
	Keeco Holdings, LLC	09/19/18	Term Loan - 10.75% inc PIK (LIBOR + 9.00%, 1.75% Floor, 1.25% PIK)	6.2%	57,478,402	03/15/24	57,013,228	55,811,528
				10.5%	97,689,135		94,285,854	94,003,191
	Total Debt Investments			154.3%			1,390,961,883	1,393,576,053

	Equity
					Shares		Amortized Cost	Fair Value
Chemicals
	AGY Equity LLC(2)(5)(6)		Class A Preferred Units	0.0%	7,752,414		$—	$—
	AGY Equity LLC(2)(5)(6)		Class B Preferred Units	0.0%	10,078,138		—	—
	AGY Equity LLC(2)(5)(6)		Class C Common Units	0.0%	11,241,000		—	—
				0.0%	29,071,552		—	—
Construction Materials
	United Poly Systems Holding, Inc.(5)(6)		Common Stock	0.0%	7,550		755,000	—
				0.0%	7,550		755,000	—
Household Durables
	Shelterlogic Group Holdings, Inc(4)(5)(6)		Common Stock	3.4%	1,254,034		—	30,761,454
				3.4%	1,254,034		—	30,761,454
Household Products
	Greenfield World Trade, Inc.(5)(6)		Class A-1 Warrant, expires 03/25/27	0.6%	3,869		3,059,379	5,506,150
	Greenfield World Trade, Inc.(5)(6)		Class A-2 Warrant, expires 03/25/27	0.2%	1,345		1,158,446	1,445,527
				0.8%	5,214		4,217,825	6,951,677
Software
	Mondee Holdings LLC(5)(6)		Class G Preferred Stock	0.2%	1,226,708		1,226,708	2,122,205
				0.2%	1,226,708		1,226,708	2,122,205
Textiles, Apparel & Luxury Goods
	Centric Brands L.P.(3)(5)(6)		Membership Interests	0.0%	159,658		—	—
	Centric Brands L.P.(3)(5)(6)		Class A LP Interests	0.0%	159,658		—	—
				0.0%	319,316		—	—
	Total Equity Investments			4.4%			6,199,533	39,835,336
	Total Debt & Equity Investments(7)			158.7%			1,397,161,416	1,433,411,389
	Total Investments (158.7%)						$1,397,161,416	$1,433,411,389
	Net unrealized depreciation on unfunded commitments (-0.1%)							(716,390)
	Liabilities in Excess of Other Assets (-58.6%)							(529,399,496)
	Net Assets (100.0%)							$903,295,503

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of September 30,
	2022	As of December 31,
	(unaudited)	2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,033,789 and $1,325,972, respectively)	$1,029,676	$1,331,537
Non-controlled affiliated investments (amortized cost of $26,643and $26,535, respectively)	57,348	57,443
Controlled affiliated investments (amortized cost of $89,665 and $44,654, respectively)	76,826	44,431
Cash and cash equivalents	108,512	113,687
Interest receivable	15,732	6,939
Deferred financing costs	378	2,817
Due from Adviser	—	467
Prepaid and other assets	155	104
Total Assets	$1,288,627	$1,557,425

Liabilities
Term loan (net of $1,798 and $1,113 of deferred financing costs, respectively)	$418,202	$246,387
Revolving credit facilities payable	—	340,500
Incentive fee payable	71,973	58,549
Management fees payable	4,389	5,247
Interest and credit facilities expense payable	4,074	2,520
Unrealized depreciation on unfunded commitments	1,277	716
Directors’ fees payable	241	—
Other accrued expenses and other liabilities	480	210
Total Liabilities	500,636	654,129

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	$1,373,401	$1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(383,342)	(271,342)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	822,160	934,160
Accumulated loss	(34,169)	(30,864)
Total Members’ Capital	$787,991	$903,296
Total Liabilities and Members’ Capital	$1,288,627	$1,557,425
Net Asset Value Per Unit (Note 10)	$69.42	$77.81

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$28,649	$32,419	$88,792	$98,409
Interest income paid-in-kind	6,459	4,414	17,488	15,785
Other fee income	217	231	692	373
Non-controlled affiliated investments:
Interest income	652	513	1,606	1,531
Controlled affiliated investments:
Interest income	3,694	1,055	6,827	2,411
Interest income paid-in-kind	2,134	834	5,339	1,855
Total investment income	41,805	39,466	120,744	120,364

Expenses
Interest and credit facilities expenses	$5,833	$3,793	$15,840	$12,742
Management fees	4,389	5,415	14,579	16,140
Incentive fees	5,572	7,085	13,424	35,600
Administrative fees	294	373	999	1,108
Professional fees	222	264	817	1,023
Directors’ fees	98	98	296	301
Other expenses	52	56	185	1,340
Total expenses	16,460	17,084	46,140	68,254
Net investment income	$25,345	$22,382	$74,604	$52,110
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	$—	$(210)	$2,150	$1,716
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(7,358)	(1,840)	(12,949)	11,953
Non-controlled affiliated investments	3,850	8,005	(203)	15,334
Controlled affiliated investments	451	—	(9,907)	—
Net realized and unrealized (loss) gain on investments	$(3,057)	$5,955	$(20,909)	$29,003
Net increase in Members’ Capital from operations	$22,288	$28,337	$53,695	$81,113
Basic and diluted:
Income per unit	$1.62	$2.06	$3.91	$5.90

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2021

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2021	$858,819	$(28,422)	$830,397
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	6,762	6,762
Net realized gain on investments	—	1,221	1,221
Net change in unrealized appreciation/(depreciation) on investments	—	15,123	15,123
Distributions to Members from:
Distributable earnings	—	(24,000)	(24,000)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	127,000	—	127,000
Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2021	127,000	(894)	126,106
Members’ Capital at March 31, 2021	$985,819	$(29,316)	$956,503
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	22,966	22,966
Net realized gain on investments	—	705	705
Net change in unrealized appreciation/(depreciation) on investments	—	5,999	5,999
Distributions to Members from:
Distributable earnings	—	(36,000)	(36,000)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	166,000	—	166,000
Total Increase (Decrease) in Members’ Capital for the three months ended June 30, 2021	166,000	(6,330)	159,670
Members’ Capital at June 30, 2021	$1,151,819	$(35,646)	$1,116,173
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	22,382	22,382
Net realized loss on investments	—	(210)	(210)
Net change in unrealized appreciation/depreciation on investments	—	6,165	6,165
Distributions to Members from:
Distributable earnings	—	(30,000)	(30,000)
Return of capital	(100,000)	—	(100,000)
Total Decrease in Members’ Capital for the three months ended September 30, 2021	(100,000)	(1,663)	(101,663)
Members’ Capital at September 30, 2021	$1,051,819	$(37,309)	$1,014,510

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2022

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2022	$934,160	$(30,864)	$903,296
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	23,505	23,505
Net change in unrealized appreciation/(depreciation) on investments	—	(7,947)	(7,947)
Total Increase in Members’ Capital for the three months ended March 31, 2022	—	15,558	15,558
Members’ Capital at March 31, 2022	$934,160	$(15,306)	$918,854
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	25,754	25,754
Net realized gain on investments	—	2,150	2,150
Net change in unrealized appreciation/(depreciation) on investments	—	(12,055)	(12,055)
Distributions to Members from:
Distributable earnings	—	(33,000)	(33,000)
Return of capital	(66,000)	—	(66,000)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	—	—	—
Total Decrease in Members’ Capital for the three months ended June 30, 2022	(66,000)	(17,151)	(83,151)
Members’ Capital at June 30, 2022	$868,160	$(32,457)	$835,703
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	25,345	25,345
Net change in unrealized appreciation/depreciation on investments	—	(3,057)	(3,057)
Distributions to Members from:
Distributable earnings	—	(24,000)	(24,000)
Return of capital	(46,000)	—	(46,000)
Total Decrease in Members’ Capital for the three months ended September 30, 2022	(46,000)	(1,712)	(47,712)
Members’ Capital at September 30, 2022	$822,160	$(34,169)	$787,991

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$53,695	$81,113
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by (used in) provided by operating activities:
Purchases of investments	(159,357)	(542,082)
Interest income paid-in-kind	(22,827)	(17,640)
Proceeds from sales and paydowns of investments	442,210	552,155
Net realized gain on investments	(2,150)	(1,716)
Net change in unrealized (appreciation)/depreciation on investments	23,059	(27,287)
Amortization of premium and accretion of discount, net	(10,813)	(9,760)
Amortization of deferred financing costs	2,381	2,084
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	(10,522)
(Increase) decrease in interest receivable	(8,793)	(1,770)
(Increase) decrease in due from Adviser	467	1,023
(Increase) decrease in prepaid and other assets	(51)	(82)
Increase (decrease) in payable for open trades	—	(125,229)
Increase (decrease) in incentive fees payable	13,424	35,600
Increase (decrease) in management fees payable	(858)	460
Increase (decrease) in interest and credit facilities expense payable	1,554	(179)
Increase (decrease) in directors’ fees payable	241	240
Increase (decrease) in other accrued expenses and liabilities	265	41
Net cash provided by (used in) operating activities	$332,447	$(63,551)
Cash Flows from Financing Activities
Contributions	$—	$293,000
Distributions to Members from distributable earnings	(56,995)	(90,000)
Return of capital	(112,000)	(61,026)
Deferred financing costs paid	(627)	(658)
Proceeds from credit facilities	—	173,000
Repayments of credit facilities	(168,000)	(300,000)
Proceeds from repurchase obligation	—	125,229
Repayments of repurchase obligation	—	(125,229)
Net cash (used in) provided by financing activities	$(337,622)	$14,316
Net decrease in cash and cash equivalents	$(5,175)	$(49,235)
Cash and cash equivalents, beginning of period	$113,687	$148,204
Cash and cash equivalents, end of period	$108,512	$98,969
Supplemental and non-cash financing activities
Interest expense paid	$11,111	$10,724
Distributions payable	$5	$—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

September 30, 2022

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

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

September 30, 2022

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2022, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2022 was $383,342.

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

September 30, 2022

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of September 30, 2022.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2022

2. Significant Accounting Policies (Continued)

In January 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). ASU 2021-01 is an update of ASU 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of London Interbank Offered Rate (“LIBOR”); regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. Management is currently evaluating the implications, if any, of the additional requirements and their impact on the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on the consolidated financial statements.

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

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

On May 12, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were determined by the Board in accordance with the Company's valuation policy. The Adviser's internal valuation process did not change as a result of Rule 2a-5, and it continues to receive a report from an independent third-party valuation firm for fair valued securities.

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

September 30, 2022

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2022:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,117,976	$1,117,976
Equity	—	—	45,874	45,874
Cash equivalents	20,534	—	—	20,534
Total Assets	$20,534	$—	$1,163,850	$1,184,384

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

September 30, 2022

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2022:

	Debt	Equity	Total
Balance, July 1, 2022	$1,260,119	$37,848	$1,297,967
Purchases, including payments received in-kind	115,451	265	115,716
Sales and paydowns of investments	(250,934)	—	(250,934)
Amortization of premium and accretion of discount, net	3,840	—	3,840
Net change in unrealized appreciation/(depreciation)	(10,500)	7,761	(2,739)
Balance, September 30, 2022	$1,117,976	$45,874	$1,163,850
Net change in unrealized appreciation/(depreciation) in investments held as of September 30, 2022	$(15,241)	$7,762	$(7,479)

	Debt	Equity	Total
Balance, January 1, 2022	$1,393,576	$39,835	$1,433,411
Purchases, including payments received in-kind	211,031	4,306	215,337
Sales and paydowns of investments	(472,419)	(2,944)	(475,363)
Amortization of premium and accretion of discount, net	10,813	—	10,813
Net realized (losses) gains	(39)	2,189	2,150
Net change in unrealized appreciation/(depreciation)	(24,986)	2,488	(22,498)
Balance, September 30, 2022	$1,117,976	$45,874	$1,163,850
Net change in unrealized appreciation/(depreciation) in investments held as of September 30, 2022	$(27,591)	$1,734	$(25,857)

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2022

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2021:

	Debt	Equity	Total
Balance, July 1, 2021	$1,458,634	$24,959	$1,483,593
Purchases, including payments received in-kind	29,753	—	29,753
Sales and paydowns of investments	(70,810)	—	(70,810)
Amortization of premium and accretion of discount, net	2,378	—	2,378
Net realized losses	(210)	—	(210)
Net change in unrealized appreciation/(depreciation)	(2,268)	8,146	5,878
Balance, September 30, 2021	$1,417,477	$33,105	$1,450,582
Net change in unrealized appreciation/(depreciation) in investments held as of September 30, 2021	$(1,518)	$8,146	$6,628

	Debt	Equity	Total
Balance, January 1, 2021	$1,385,675	$15,883	$1,401,558
Purchases, including payments received in-kind	557,620	2,101	559,721
Sales and paydowns of investments	(545,825)	(3,117)	(548,942)
Amortization of premium and accretion of discount, net	9,760	—	9,760
Net realized (losses) gains	(2,019)	2,612	593
Net change in unrealized appreciation/(depreciation)	12,266	15,626	27,892
Balance, September 30, 2021	$1,417,477	$33,105	$1,450,582
Net change in unrealized appreciation/(depreciation) in investments held as of September 30, 2021	$13,083	$17,458	$30,541

The Company did not have any transfers between levels during the three and nine months ended September 30, 2022 and 2021.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2022:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$944,067	Income Method	Discount Rate	9.5% to 21.4%	15.0%	Decrease
Debt	$26,335	Market Method	EBITDA Multiple	7.0x to 8.0x	N/A	Increase
		Market Method	Revenue Multiple	0.3x to 0.5x	N/A	Increase
Debt	$26,682	Market Method	EBITDA Multiple	5.5x to 6.5x	N/A	Increase
Debt	$76,826	Market Method	Revenue Multiple	0.5x to 0.8x	N/A	Increase
Debt	$44,066	Income Method	Discount Rate	11.1% to 14.5%	13.2%	Decrease
		Income Method	Take Out Indication	100.0% to 102.0%	N/A	Increase
Equity	$30,666	Market Method	EBITDA Multiple	5.5x to 7.0x	N/A	Increase
Equity	$—	Market Method	Revenue Multiple	0.5x to 0.8x	N/A	Increase
Equity	$8,768	Market Method	EBITDA Multiple	7.8x to 8.8x	N/A	Increase
		Income Method	Implied Volatility	60.0% to 60.0%	N/A	Increase
			Expected Term (in years)	2.5 to 2.5	N/A	Increase
Equity	$6,440	Income Method	Implied Volatility	60.0% to 60.0%	N/A	Increase
			Expected Term (in years)	0.3 to 0.3	N/A	Increase

* Weighted based on fair value

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2022

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

4. Agreements and Related Party Transactions

Advisory Agreement: On December 29, 2017, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement was most recently approved to remain in effect on August 10, 2022. The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser.

The Advisory Agreement may be terminated by either party, by vote of the Company’s Board, or by a vote of the majority of the Company’s outstanding voting units, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, the Company will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). The Advisory Agreement was reapproved by the Company’s Board on August 10, 2022.

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

September 30, 2022

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

For the three and nine months ended September 30, 2022, Management Fees incurred were $4,389 and $14,579, respectively, of which $4,389 remained payable as of September 30, 2022. For the three and nine months ended September 30, 2021, Management Fees incurred amounted to $5,415 and $16,140, respectively, of which $5,415 remained payable at September 30, 2021.

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2022

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2022 and December 31, 2021:

		September 30, 2022		December 31, 2021
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$5,168	$522	$3,618	$18
Altern Marketing LLC	October 2024	5,217	42	5,217	—
Bendon Inc.	December 2025	7,263	298	7,263	298
Centric Brands Inc.	October 2024	905	—	3,315	—
Encompass Digital Media, Inc.	September 2023	794	25	1,661	0
FM Restaurants Holdco, LLC	November 2023	—	—	2,414	—
Greenfield World Trade, Inc.	December 2022	4,685	—	8,059	—
Hometown Food Company	August 2023	4,901	—	5,881	—
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	328	5	1,311	9
KBP Brands, LLC (fka KBP Investments LLC)	May 2027	2,009	139	2,256	5
Mondee Holdings LLC	December 2024	8,613	—	8,613	—
Obagi Cosmeceuticals LLC	March 2026	—	—	11,308	—
Rapid Displays, Inc.	April 2026	1,770	39	1,770	—
UniTek Acquisition, Inc.	August 2023	3,701	178	1,714	140
WDE TorcSill Holdings LLC	October 2024	617	29	191	9
Winsight, LLC	March 2024	—	—	4,234	237
Total		$45,971	$1,277	$68,825	$716

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2022, the Company is not aware of any pending or threatened litigation.

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

September 30, 2022

6. Members' Capital

The Company’s Unit activity for the three and nine months ended September 30, 2022 and 2021, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Units at beginning of period	13,734,010	13,734,010	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2022 and 2021.

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2022, the Company was in compliance with such covenants.

As of September 30, 2022 and December 31, 2021, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of September 30, 2022 and December 31, 2021 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2022	$250,000	$—	$250,000
As of December 31, 2021	$250,000	$45,000	$163,967

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

September 30, 2022

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2022, the Borrower was in compliance with such covenants.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2022

7. Credit Facilities (Continued)

As of December 31, 2021, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of September 30, 2022 and December 31, 2021 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2022	$420,000	$420,000	N/A
As of December 31, 2021	$700,000	$543,000	$149,756

(1)
The amount available considers any limitations related to the facility borrowing. No available amount as of September 30, 2022 as the Borrower's ability to make additional borrowings under the PNC Revolving Credit Facility expired on January 31, 2022.

Borrowings under the PNC Credit Facility as of September 30, 2022 and December 31, 2021 consisted of $0 and $295,500, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $420,000 and $247,500, respectively, of PNC Term Loan.

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

The Company incurred $629 in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. Costs associated with the Revolving Credit Facilities were primarily recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective term of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of September 30, 2022 and December 31, 2021, $378 and $2,817, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company’s Consolidated Statements of Assets and Liabilities. As of September 30, 2022 and December 31, 2021, $1,798 and $1,113, respectively, of such deferred financing costs have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of September 30, 2022	As of December 31, 2021
Principal amount outstanding on PNC Term Loan	$420,000	$247,500
Deferred financing costs	(1,798)	(1,113)
PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$418,202	$246,387

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of September 30, 2022 and 2021, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2022

7. Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Credit Facilities interest expense	$5,176	$2,638	$12,827	$9,178
Unused commitment fees	160	518	532	1,380
Administrative fees	—	—	100	100
Amortization of deferred financing costs	497	637	2,381	2,084
Total	$5,833	$3,793	$15,840	$12,742
Weighted average interest rate	4.61%	2.43%	3.39%	2.34%
Average outstanding balance	$439,413	$425,098	$499,173	$516,905

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

No repurchase agreements were entered into or settled during the three and nine months ended September 30, 2022. No repurchase agreements were entered into or settled during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company entered into and settled a repurchase agreement for which the Company incurred interest expense of $516.

The Company had no outstanding Repurchase Obligations as of September 30, 2022 and December 31, 2021.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2022

9. Income Taxes (Continued)

As of September 30, 2022 and December 31, 2021, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of September 30, 2022	As of December 31, 2021
Cost of investments for federal income tax purposes	$1,170,631	$1,402,577
Unrealized appreciation	$53,437	$53,276
Unrealized depreciation	$(39,684)	$(22,442)
Net unrealized appreciation on investments	$13,753	$30,834

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2022

10. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2022 and 2021 is presented below.

	For the Nine Months Ended September 30,
	2022(1)	2021(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$77.81	$93.84
Income from Investment Operations:
Net investment income	5.43	3.79
Net realized and unrealized gain (loss)	(1.52)	2.11
Total income from investment operations	3.91	5.90
Less Distributions:
From distributable earnings	(4.15)	(6.55)
From return of capital	(8.15)	(7.28)
Total distributions	(12.30)	(13.83)
Net Asset Value Per Unit (accrual base), End of Period	$69.42	$85.91
Unitholder Total Return(2)(3)	5.98%	8.12%
Unitholder IRR before incentive fees(4)	12.04%	12.14%
Unitholder IRR after all fees and expenses(4)	9.91%	9.89%
Ratios and Supplemental Data
Members’ Capital, end of period	$787,991	$1,014,510
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	7.11%	9.47%
Ratio of net expenses to average net assets(5)	7.11%	9.47%
Ratio of financing cost to average net assets(3)	1.82%	1.32%
Ratio of net investment income to average net assets(5)	11.49%	7.23%
Ratio of incentive fees to average net assets(5)	2.07%	4.94%
Credit facilities payable	418,202	456,753
Asset coverage ratio	2.88	3.22
Portfolio turnover rate(3)	11.97%	37.43%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of September 30, 2022 and 2021, respectively.
(2)
The Total Return for the nine months ended September 30, 2022 and 2021 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 12.04%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.91%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
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
•
pandemics or other serious public health events;
•
an inability to replicate the historical success of any previously launched fund managed by the private credit team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”, also the “Administrator”);
•
the speculative and illiquid nature of our investments;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the costs associated with being an entity registered with the Securities and Exchange Commission (“SEC”);
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, Russia, Ukraine and China;
•
the loss of key personnel of the Adviser;
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

Critical Accounting Policies and Estimates

Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. On May 12, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were determined by the Board in accordance with the Company's valuation policy. The Adviser's internal valuation process did not change as a result of Rule 2a-5, and it continues to receive a report from an independent third-party valuation firm for fair valued securities.

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

Investment Activity

As of September 30, 2022, our portfolio consisted of 49 debt investments and 12 equity investments. Based on fair values as of September 30, 2022, our portfolio was 96.1% invested in debt investments which were mostly senior secured term loans. The remaining 3.9% represented our equity investments, which were comprised of common stock, preferred stock, membership interests and warrants. We had one debt investment that was on non-accrual status as of September 30, 2022, representing 2.5% and 2.9% of our portfolio's fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2022:

Industry	Percent of Total Investments
Aerospace & Defense	14%
Textiles, Apparel & Luxury Goods	9%
Household Products	7%
Software	7%
Consumer Durables & Apparel	7%
Hotels, Restaurants & Leisure	6%
Energy Equipment & Services	6%
Household Durables	5%
Chemicals	4%
Publishing	4%
Capital Goods	4%
Information Technology Services	4%
Commercial Services & Supplies	4%
Media	3%
Consumer Services	3%
Packaging	3%
Food Products	2%
Auto Components	2%
Construction & Engineering	2%
Internet & Direct Marketing Retail	1%
Air Freight & Logistics	1%
Health Care Technology	1%
Commercial & Professional Services	1%
Total	100%

Interest income, including interest income paid-in-kind, was $41.6 million and $39.2 million for the three months ended September 30, 2022 and 2021, respectively. We also earned $0.2 million in other fee income during the three months ended September 30, 2022 and 2021.

Interest income, including interest income paid-in-kind, was $120.1 million and $120.0 million for the nine months ended September 30, 2022 and 2021, respectively. We also earned $0.7 million and $0.4 million in other fee income during the nine months ended September 30, 2022 and 2021, respectively.

Results of Operations

Our operating results for the three and nine months ended September 30, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Total investment income	$41,805	$39,466	$120,744	$120,364
Total expenses	16,460	17,084	46,140	68,254
Net investment income	25,345	22,382	74,604	52,110
Net realized (loss) gain on investments	—	(210)	2,150	1,716
Net change in unrealized appreciation/(depreciation) on investments	(3,057)	6,165	(23,059)	27,287
Net increase in Members’ Capital from operations	$22,288	$28,337	$53,695	$81,113

Total investment income

Total investment income for the three months ended September 30, 2022 and 2021 was $41.8 million and $39.5 million, respectively. Total investment income for the nine months ended September 30, 2022 and 2021 was $120.7 million and $120.4 million, respectively. The slight increase in total investment income during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was due to an increase in interest rates during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. Additionally, there was an increase of $2.6 million due to accelerated original issue discounts from payoffs of loans and $0.9 million in amendment fees during the three months ended September 30, 2022. These increases were partially offset by the decrease in the number of debt investments in our portfolio, which decreased to 49 as of September 30, 2022, as compared to 55 as of September 30, 2021.

Net investment income

Net investment income for the three months ended September 30, 2022 and 2021 was $25.3 million and $22.4 million, respectively. The increase in our net investment income during the three months ended September 30, 2022 compared the three months ended September 30, 2021 was primarily due to the decrease in total expenses during the three months ended September 30, 2022, coupled with the increase in total investment income. The decrease in total expenses was primarily attributable to the decrease in incentive fees during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Incentive fees decreased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to $3.1 million of net realized and unrealized losses recognized during the three months ended September 30, 2022 versus $6.0 million of net realized and unrealized gains recognized during the three months ended September 30, 2021.

Net investment income for the nine months ended September 30, 2022 and 2021 was $74.6 million and $52.1 million, respectively. The increase in our net investment income during the nine months ended September 30, 2022 compared to our net investment income during the nine months ended September 30, 2021 was primarily due to the decrease in total expenses during the nine months ended September 30, 2022, coupled with a slight increase in total investment income. The decrease in total expenses was primarily attributable to the decrease in incentive fees during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. During the three months ended March 31, 2021, the Fund was in an incentive fee "catch-up" period whereby the Adviser was entitled to an incentive fee of 100% of additional amounts otherwise distributable to our Unitholders which was the primary driver for the higher incentive fee for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we have fully caught up on incentive fees and therefore, the incentive fee due to the Adviser dropped down to 20% of additional amounts otherwise distributable to our Unitholders. Further, the amount of incentive fees accrued during the nine months ended September 30, 2022 decreased compared to the amount accrued during the nine months ended September 30, 2021, due to $20.9 million of net realized and unrealized losses recognized during the nine months ended September 30, 2022 versus $29.0 million of net realized and unrealized gains recognized during the nine months ended September 30, 2021. The decrease in incentive fees during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was partially offset by an increase in interest and credit facilities expenses due to a higher weighted average interest rate during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Expenses for the three and nine months ended September 30, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Expenses
Interest and credit facilities expenses	$5,833	$3,793	$15,840	$12,742
Management fees	4,389	5,415	14,579	16,140
Incentive fees	5,572	7,085	13,424	35,600
Administrative fees	294	373	999	1,108
Professional fees	222	264	817	1,023
Directors' fees	98	98	296	301
Other expenses	52	56	185	1,340
Total expenses	$16,460	$17,084	$46,140	$68,254

Our total expenses were $16.5 million and $17.1 million for the three months ended September 30, 2022 and 2021, respectively. Our total expenses included management fees attributed to the Adviser of $4.4 million and $5.4 million; and incentive fees of $5.6 million and $7.1, for the three months ended September 30, 2022 and 2021, respectively.

The decrease in total expenses during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to the decrease in incentive fees during the current quarter as explained above, partially offset by the increase in interest and credit facilities expenses due to a higher weighted average interest rate during the current quarter compared to the three months ended September 30, 2021.

Our total expenses were $46.1 million and $68.3 million for the nine months ended September 30, 2022 and 2021, respectively. Our total expenses included management fees attributed to the Adviser of $14.6 million and $16.1 million; and incentive fees of $13.4 million and $35.6 million, for the nine months ended September 30, 2022 and 2021, respectively.

Similar to the three months ended September 30, 2021, the decrease in total expenses during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the decrease in incentive fees during the current year-to-date period as explained above, partially offset by the increase in interest and credit facilities expenses due to a higher weighted average interest rate during the current year-to-date period compared to the nine months ended September 30, 2021.

Net realized (loss) gain on investments

Our net realized (loss) gain on investments for the three months ended September 30, 2022 and 2021 was $0 and ($0.2) million, respectively. We did not have a net realized (loss) gain during the three months ended September 30, 2022 as none of our investments were disposed of during the period.

Our net realized loss during the three months ended September 30, 2021 was primarily attributable to our partial disposition of our delayed draw term loan to Retail Services WIS Corporation which resulted in a realized loss of $0.2 million.

Our net realized (loss) gain on investments for the nine months ended September 30, 2022 and 2021 was $2.2 million and $1.7 million, respectively. Our net realized (loss) gain during the nine months ended September 30, 2022 was primarily attributable to our full disposition of United Poly Systems Holding, Inc. common stock which resulted in a gain of $2.1 million.

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

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) investments for the three months ended September 30, 2022 and 2021 was $3.1 million and $6.2 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2022 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Mondee Holdings LLC	Class G Preferred Stock	$4,293
Shelterlogic Group Holdings, Inc	Common Stock	3,943
Navistar Defense, LLC	Term Loans	2,117
AGY Holdings Corp.	Delayed Draw Term Loan	(1,063)
Shipston Group U.S. Inc.	Last Out Term Loan	(1,144)
Obagi Cosmeceuticals, LLC	Term Loan	(2,223)	*
Centric Brands Inc.	Term Loan	(2,409)
Centric Brands L.P.	Class A LP Interests	(2,561)
Twin Star International, Inc.	Term Loan	(3,431)
All others	Various	(579)
Net change in unrealized appreciation/(depreciation)		$(3,057)

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the three months ended September 30, 2022 as realized gains/(losses) and/or accelerated original issue discount.

Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2021 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Keeco Holdings, LLC	Term Loan	$(1,808)
Karman Holdings, LLC (fka Spaceco Holdings LLC)	Term Loan	(1,307)
Bendon Inc.	Term Loan	(1,002)
Shipston Group U.S. Inc.	Term Loans	(899)
Voyant Beauty Holdings, Inc.	Term Loan	(888)
Westrock Coffee Company, LLC	Term Loan	(778)
Red Lobster Management, LLC	Term Loan	(706)
Navistar Defense, LLC	Term Loan	(630)
UniTek Acquisition, Inc.	Term Loans	522
Rocky Brands, Inc.	Term Loan	978
Carolina Atlantic Roofing Supply, LLC	Term Loan	1,243
Retail Services WIS Corporation	Term Loans	3,315
Shelterlogic Group Holdings, Inc.	Common Stock	8,019
All others	Various	106
Net change in unrealized appreciation/(depreciation)		$6,165

Our net change in unrealized appreciation/(depreciation) investments for the nine months ended September 30, 2022 and 2021 was $23.1 million and $27.3 million, respectively. Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2022 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Mondee Holdings LLC	Preferred Stock	$4,317
Mondee Holdings LLC	Term Loan	3,330
Profrac Holdings II, LLC	Term Loan	1,791
Hoover Group, Inc.	Term Loan	1,598
Keeco Holdings, LLC	Term Loan	1,202
Greenfield World Trade, Inc.	Warrant	1,105
Carolina Atlantic Roofing Suppy LLC	Term Loan	(1,015)
Encompass Digital Media, Inc.	Term Loan	(1,016)
KBP Brands, LLC	Delayed Draw Term Loan	(1,072)
Shipston Group U.S. Inc.	Last Out Term Loan	(1,301)
Grand Circle Corporation	Term Loan	(1,478)
Keeco Holdings, LLC	Term Loan	(1,606)
Retail Services WIS Corporation	Term Loan	(1,807)
Centric Brands Inc.	Exit Term Loan	(2,082)
Rocky Brands, Inc.	Term Loan	(2,234)
AGY Holdings Corp.	Delayed Draw Term Loan	(2,416)
Obagi Cosmeceuticals, LLC	Term Loan	(2,542)	*
AGY Holdings Corp.	Term Loan	(2,627)
Red Lobster Management, LLC	Term Loan	(3,773)
Twin Star International, Inc.	Term Loan	(3,970)
AGY Equity LLC	Class D Preferred Units	(3,997)
All others	Various	(3,466)
Net change in unrealized appreciation/(depreciation)		$(23,059)

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the nine months ended September 30, 2022 as realized gains/(losses) and/or accelerated original issue discount.

Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2021 was due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Shelterlogic Group Holdings, Inc.	Common Stock	$15,377
Greenfield World Trade, Inc.	Term Loan	5,090
PSS Industrial Group Corp.	Term Loan	3,384	*
Retail Services WIS Corporation	Term Loans	3,299
Obagi Cosmeceuticals, LLC	Term Loan	3,265
Rocky Brands, Inc.	Term Loan	1,860
Winsight, LLC	Term Loan	1,593
UniTek Acquisition, Inc.	Term Loans	1,354
Carolina Atlantic Roofing Supply, LLC	Term Loan	1,180
Red Lobster Management, LLC	Term Loan	1,006
Voyant Beauty Holdings, Inc.	Term Loan	(1,098)
Bendon Inc.	Term Loan	(1,224)
Columbia Helicopters Inc.	Term Loan	(1,350)
Verdesian Life Sciences, LLC	Term Loan	(1,686)	*
Production Resource Group, LLC	Class A Units	(1,831)	*
Navistar Defense, LLC	Term Loan	(2,052)
Hoover Group, Inc.	Term Loan	(2,136)
All others	Various	1,256
Net change in unrealized appreciation/(depreciation)		$27,287

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the nine months ended September 30, 2021 as realized gains/(losses) and/or accelerated original issue discount.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended September 30, 2022 and 2021 was $22.3 million and $28.3 million, respectively. The lower net increase in Members’ Capital from operations during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to net unrealized depreciation during the current quarter which, as previously described, was a net depreciation of $3.1 million, compared to a net appreciation of $6.2 million during the three months ended September 30, 2021, partially offset by higher net investment income during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Our net increase in Members’ Capital from operations during the nine months ended September 30, 2022 and 2021 was $53.7 million and $81.1 million, respectively. The lower net increase in Members’ Capital from operations during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to net unrealized depreciation during the year-to-date period which, as previously described, was a net depreciation of $23.1 million, compared to a net appreciation of $27.3 million during the nine months ended September 30, 2021, partially offset by higher net investment income during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

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

As of September 30, 2022, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

September 30, 2022
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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of September 30, 2022, we were in compliance with such covenants.

As of September 30, 2022 and December 31, 2021, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of September 30, 2022 and December 31, 2021 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2022	$250,000	$—	$250,000
As of December 31, 2021	$250,000	$45,000	$163,967
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

On March 17, 2020, the Borrower further amended and restated the Amended PNC Credit Agreement (as further amended the “Second Amended PNC Credit Agreement”). The Second Amended PNC Credit Agreement, among other things, increased the total commitments under the PNC Credit Facility from $600.0 million to $795.0 million (the “Second Amended PNC Maximum Commitment”). The Second Amended PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900.0 million, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) revolving loans under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 29, 2022 and (ii) term loans under the PNC Credit Facility during the period commencing January 29, 2019 and ended on March 17, 2020, unless, there is an earlier termination of the PNC Credit Facility or event of default thereunder. On June 19, 2020, the Second Amended PNC Maximum Commitment was increased from $795.0 million to $825.0 million. On November 15, 2021, the Second Amended PNC Maximum Commitment was decreased from $825.0 million to $700.0 million.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2022, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are consolidated in our consolidated financial statements and considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of December 31, 2021, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of September 30, 2022 and December 31, 2021 is as follows (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2022	$420,000	$420,000	N/A
As of December 31, 2021	$700,000	$543,000	$149,756
(1)
The amount available considers any limitations related to the debt facility borrowing. No available amount as of September 30, 2022 as the Borrower's ability to make additional borrowings under the PNC Revolving Credit Facility expired on January 31, 2022.

Borrowings under the PNC Credit Facility as of September 30, 2022 and December 31, 2021 consisted of $0 and $295.5 million, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $420.0 million and $247.5 million, respectively, of PNC Term Loan.

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

We incurred $0.6 million in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. We recorded most of the costs associated with the Revolving Credit Facilities as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective term of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of September 30, 2022 and December 31, 2021, $0.4 million and $2.8 million, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities. As of September 30, 2022 and December 31, 2021, $1.8 million and $1.1 million, respectively, of such deferred financing costs have yet to be amortized.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2022 and 2021 was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Credit Facilities interest expense	$5,176	$2,638	$12,827	$9,178
Unused commitment fees	160	518	532	1,380
Administrative fees	—	—	100	100
Amortization of deferred financing costs	497	637	2,381	2,084
Total	$5,833	$3,793	$15,840	$12,742
Weighted average interest rate	4.61%	2.43%	3.39%	2.34%
Average outstanding balance	$439,413	$425,098	$499,173	$516,905

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

No repurchase agreements were entered into or settled during the three and nine months ended September 30, 2022. No repurchase agreements were entered into or settled during the three months ended September 30, 2021. During the nine months ended September 30, 2021, we entered into and settled a repurchase agreement for which we incurred interest expense of $0.5 million. We had no outstanding Repurchase Obligations as of September 30, 2022 and December 31, 2021.

We had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2022 and December 31, 2021 (dollar amounts in thousands):

		September 30, 2022		December 31, 2021
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$5,168	$522	$3,618	$18
Altern Marketing LLC	October 2024	5,217	42	5,217	—
Bendon Inc.	December 2025	7,263	298	7,263	298
Centric Brands Inc.	October 2024	905	—	3,315	—
Encompass Digital Media, Inc.	September 2023	794	25	1,661	0
FM Restaurants Holdco, LLC	November 2023	—	—	2,414	—
Greenfield World Trade, Inc.	December 2022	4,685	—	8,059	—
Hometown Food Company	August 2023	4,901	—	5,881	—
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	328	5	1,311	9
KBP Brands, LLC (fka KBP Investments LLC)	May 2027	2,009	139	2,256	5
Mondee Holdings LLC	December 2024	8,613	—	8,613	—
Obagi Cosmeceuticals LLC	March 2026	—	—	11,308	—
Rapid Displays, Inc.	April 2026	1,770	39	1,770	—
UniTek Acquisition, Inc.	August 2023	3,701	178	1,714	140
WDE TorcSill Holdings LLC	October 2024	617	29	191	9
Winsight, LLC	March 2024	—	—	4,234	237
Total		$45,971	$1,277	$68,825	$716

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2022, 100% of our debt investments bore interest based on floating rates, such as LIBOR, SOFR or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of September 30, 2022, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our September 30, 2022 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$34,243	$12,775	$21,468
Up 200 basis points	22,829	8,517	14,312
Up 100 basis points	11,414	4,258	7,156
Down 100 basis points	(11,041)	(4,258)	(6,783)
Down 200 basis points	(19,298)	(8,517)	(10,781)
Down 300 basis points	(21,340)	(12,775)	(8,565)

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

Date: November 9, 2022	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 9, 2022
	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer