Form 10-K
period 2022-12-31
TCW Direct Lending VII LLC
filed 2023-03-28
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐
in
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 31, 2022, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 28, 2023 was 13,734,010.

Documents Incorporated by Reference

TCW Direct Lending VII LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2022, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VII LLC

FORM 10-K FOR THE YEAR ENDED December 31, 2022

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

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the private credit team (the “Private Credit Team” fka the “Direct Lending Team”), of the Adviser, a group of investment professionals that uses the same investment strategy employed by the Private Credit Team over the past 22 years.

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

Although we are primarily focused on investing in senior secured debt obligations, there may be occasions where our investments may be unsecured. We may also consider making an equity investment in combination with a debt investment. Our investments are in portfolio companies formed as corporations, partnerships and other business entities. Our typical investment commitment is between $25 million and $150 million. We focus on portfolio companies in a variety of industries. While we focus on investments in middle market companies, we may invest in larger or smaller companies. We consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, debtor-in-possession (“DIP”) loans, bridge loans and Chapter 11 exits.

The issuers in which we invest are typically highly leveraged, and, in most cases, these investments are not rated by any rating agency. If these investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade, which is often referred to as “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as speculative with respect to the issuer’s capacity to pay interest and repay principal.

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

The Adviser

Our investment activities are managed by the Adviser. Subject to the overall supervision of our board of directors, the Adviser manages our day-to-day operations and provides investment advisory and management services to us pursuant to the investment advisory and management agreement (the “Advisory Agreement”) by and between the Adviser and us.

The Adviser is a Delaware limited liability company registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $205 billion of assets as of December 31, 2022. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with its four predecessor funds, TCW Direct Lending LLC and the Company, the “Direct Lending Funds”).

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

Investment Advisory and Management Agreement

On December 29, 2017, the Company entered into the Advisory Agreement with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless terminated earlier, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, we will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.” The Advisory Agreement was most recently reapproved by our board of directors on August 10, 2022.

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

As of December 31, 2022, we have sold 13,734,010 Units for an aggregate offering price of $1.4 billion.

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

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either stockholder approval or approval of the “required majority”, as such term is defined in Section 57(o) of the Investment Company Act), certain disclosure requirements and, in the case of a BDC that is not an issuer of common equity securities that are listed on a national securities exchange, such as the Company, the requirement that the BDC must extend to each person that is a stockholder as of the date of an approval described above the opportunity (which may include a tender offer) to sell the securities held by that stockholder as of that applicable approval date, with 25% of those securities to be repurchased in each of the four calendar quarters following the calendar quarter in which that applicable approval date takes place. We have not sought or obtained Unitholders’ approval, and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a) of the 1940 Act. As of December 31, 2022, our asset coverage for borrowed amounts was 320.1%.

Code of Ethics

We and the Adviser have each adopted a code of ethics of the Adviser pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, which establish procedures for personal investments and restricts certain transactions. The code of ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. In addition, we have adopted a code of ethics applicable to our Principal Executive and Principal Accounting Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. You may obtain copies of the codes of ethics by written request addressed to the following: Gladys Xiques, Chief Compliance Officer, 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017.

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

RISKS RELATED TO OUR BUSINESS

Market and geopolitical events could materially and adversely affect certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows. The increasing interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region or financial market. Our business and operations, as well as the business and operations of our portfolio companies, may be materially adversely affected by inflation (or expectations for inflation), interest rates, global demand for particular products or resources, natural disasters, climate change and climate-related events, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on our business and operations, and on the business and operations of our portfolio companies.

The novel coronavirus (COVID-19) global pandemic and the aggressive responses taken by many governments, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines or similar restrictions, as well as the forced or voluntary closure of, or operational changes to, many retail and other businesses, had negative impacts, and in many cases severe negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events described above, will or would last, but there could be a prolonged period of global economic slowdown, which may have a material, adverse impact on our business and operations, and on the business and operations of our portfolio companies.

Disruption and Instability in Capital Markets. The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, recent failures in the banking sector have caused significant disruption and volatility in U.S. and global markets. In addition, uncertainty related to the global outbreak of COVID-19, the partial U.S. government shutdown in December 2018 and January 2019, U.S. trade policies and the withdrawal of the United Kingdom from the European Union have previously led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

On January 31, 2020, the United Kingdom officially withdrew from the European Union (a process now commonly referred to as “Brexit”). Brexit has already resulted in periods of volatility in European and global financial markets. There remains significant market uncertainty regarding Brexit's ramifications, and the range and potential implications of possible political, regulatory, economic and market outcomes are difficult to predict. In the longer term, there is likely to be a period of significant political, regulatory and commercial uncertainty as the United Kingdom seeks to negotiate the terms of its future trading relationships. The United Kingdom and European economies and the broader global economy could be significantly impacted. Brexit may also cause additional member states to contemplate departing from the European Union, which would likely perpetuate political and economic instability in the region and cause additional market disruption in global financial markets.

Russia’s invasion of Ukraine in February 2022, the resulting responses by the U.S. and other countries, and the potential for wider conflict, have increased and may continue to increase volatility and uncertainty in financial markets worldwide. The U.S. and other countries have imposed broad-ranging economic sanctions on Russia and Russian entities and individuals, and may impose additional sanctions, including on other countries that provide military or economic support to Russia. The invasion may widen beyond Ukraine and may escalate, including through retaliatory actions and cyberattacks by Russia and even other countries. These events may result in further and significant market disruptions and may adversely affect regional and global economies. Furthermore, the conflict between Russia and Ukraine and the varying involvement of the United States and other NATO countries could present material uncertainty and risk with respect to us and the performance of our investments or operations, and our ability to achieve our investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

In addition, the political reunification of China and Taiwan, over which China continues to claim sovereignty, is a highly complex issue that has included threats of invasion by China. Political or economic disturbances (including an attempted unification of Taiwan by force), any economic sanctions implemented in response, and any escalation of hostility between China and Taiwan would likely have a significant adverse impact on economies, markets and individual securities globally.

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

Dependence on Key Personnel and Other Management. Unitholders have no right or power to participate in the management of the Company and may not receive detailed financial information regarding investments that is available to the Adviser. An investor in the Company must rely upon the ability of the Adviser (including the Private Credit Team and other investment professionals of the Adviser) to identify, structure and implement investments consistent with our investment objectives and policies. Accordingly, our success is dependent on the Adviser’s ability to retain and motivate highly qualified professionals. The loss of services of Mr. Miller, Ms. Grosso, Mr. Gertzof and/or Mr. Bold could have an adverse effect on our business, financial condition or results of operations. Our future success also depends on the Adviser’s ability to identify, hire, train and retain other highly qualified and experienced investment and management professionals. Competition for such professionals is significant, and there can be no assurance that the Adviser will be able to attract or retain other highly qualified professionals in the future. The inability of the Adviser to attract and retain such professionals could have a material adverse effect upon our business, financial condition or results of operations.

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

Regulations Governing our Operation as a BDC. We may issue debt securities or Preferred Units and/or borrow money from banks or other financial institutions, which are collectively referred to herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act currently in force, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% as described below under

“—Additional Leverage”) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Also, any amounts that we use to service our indebtedness would not be available for distributions to our Unitholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

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

We incur significant costs as a result of being registered under the Exchange Act. We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. We have implemented and may continue to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred and expect to incur significant annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being a public company.

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

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which will include all of our borrowings and any Preferred Units that we may issue in the future, of at least 200% (or 150% as described below under “— Additional Leverage”). If this ratio declines below 200%, we may not be able to incur additional debt, which could have a material adverse effect on our operations. The amount of leverage that we employ will depend on the Adviser’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that we will be able to obtain credit at all or on terms acceptable to us.

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

Discontinuation of LIBOR. Our debt investments may be based on floating rates, such as the Secured Overnight Financing Rate ("SOFR") or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Since inception, most of our investments have been linked to LIBOR. The U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR, and administrator, ICE Benchmark Administration, Limited, began phasing out the publication of LIBOR at the end of 2021, with the remaining U.S. dollar LIBOR settings to cease immediately after June 30, 2023, providing additional time to address the legacy contracts that reference such U.S. dollar LIBOR settings.

Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. The U.S. Federal Reserve is now publishing SOFR, which is intended to replace U.S. dollar LIBOR. Alternative reference rates for other currencies have also been announced or have begun publication. Markets are slowly developing in response to these new rates.

The elimination of LIBOR or when LIBOR degrades to the degree that it is no longer representative of the underlying market, or uncertainty related to such changes, may adversely affect the market for LIBOR based securities, including our portfolio of LIBOR indexed, floating rate debt securities, or the cost of our borrowings. Additionally, because no replacement rate is a perfect match for LIBOR, even when the transaction documents contain robust fallback language, the value of LIBOR-linked securities, and consequently their potential returns, may experience material changes upon LIBOR’s discontinuation. Given the inherent differences between LIBOR and SOFR, or any other alternative reference rates that may be established, the transition from LIBOR may disrupt the overall financial markets and adversely affect the market for LIBOR‑based securities, including LIBOR‑indexed, floating‑rate debt securities, or the cost of borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR‑based securities, including the value and/or transferability of the LIBOR‑indexed, floating‑rate debt securities, or the cost of borrowings. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in accounting, financial reporting, loan servicing, and liability management. We are assessing the impact of the transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

No Secondary Market for Securities. Our investments are generally heavily negotiated and, accordingly, do not have the liquidity of conventional securities and will not have readily available market prices. We value such investments at fair value as determined in good faith by the Adviser in accordance with our valuation policy. Because there is no single standard for determining fair value, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment. In addition, due to their illiquid nature, we may not be able to dispose of our investments in a timely manner, at a fair price and/or in the manner that was thought to be viable when the investment was initiated (due to economic, legal, political or other factors). There is no assurance that we will be able to dispose of an investment in a particular security. The inability to dispose of a security could result in losses incurred by us, including the loss of our entire investment in such security. The debt of highly leveraged companies or companies in default also may be less liquid than other debt. If we voluntarily or involuntarily sell those types of debt securities, we might not receive the full value we expect.

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

Portfolio Concentration. Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be diversified. See “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets” and “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.” Aside from the diversification requirements that we have to comply with as a RIC and other contractual investment limitations to which we are subject pursuant to the LLC Agreement, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers or industries, any adverse change in one or more of such issuers or industries could have a material adverse effect on our investments. To the extent the aggregate Commitments of the Unitholders turn out to be substantially less than the amounts targeted, our portfolio may be even more concentrated than it would otherwise be. In addition, since the Commitment Period ended in May 2021, we may not make new investments (other than certain follow-on investments). As we continue to wind down under the terms of the LLC Agreement, we expect our investment portfolio to become more cocncentrated, which may heighten the risk that an adverse change in one issuer or industry could have a material adverse impact on the Company’s performance.

Valuation Risk. Many of our portfolio securities may not have a readily available market price and the Adviser will value these securities at fair value as determined in good faith under procedures approved by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment. The majority of our investments are expected to be in instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined by the Adviser in good faith under procedures approved by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

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

Interest Rate Risk. In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding fixed-rate debt securities generally fall, and they may sell at a discount from their face amount. Our debt investments generally have adjustable interest rates. For that reason, the Adviser expects that when interest rates change, the amount of interest we receive in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates. Risks associated with rising interest rates are heightened given that the U.S. Federal Reserve Board (the “Fed”) has begun to sharply raise interest rates from historically low levels and has signaled an intention to continue doing so until current inflation levels align with the Fed's long-term inflation target. Other central banks globally have begun implementing similar rate increases. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).

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

Retention of Proceeds. During the Commitment Period, the Company was permitted to retain, in whole or in part, any proceeds attributable to portfolio investments and use the amounts so retained to make new investments (up to the cost of portfolio investments attributable to such proceeds), pay Company fees and expenses, repay Company borrowings, or fund reasonable reserves for future Company expenses or other obligations (including obligations to make indemnification advances and payments), provided, that, after the expiration of the Commitment Period, no part of such retained amounts will be used to make any investment for which the Adviser would not be permitted to draw down Commitments. To the extent such retained amounts have been reinvested in investments, a Unitholder will remain subject to investment and other risks associated with such investments.

Obligations of Unitholders Relating to Credit Facilities. Under the Natixis Credit Agreement and PNC Credit Agreement (as defined herein) we have granted security over and may transfer our right to drawdowns of capital from investors to our lenders or other creditors. Unitholders are required to fund drawdowns up to the amount of their respective Undrawn Commitments if an event of default under a credit facility or any other borrowing agreement occurs in order to repay any indebtedness of the Company or any of its subsidiaries, and the payment by a Unitholder of any such amounts that have become due and payable by the Company out of such Unitholder’s Undrawn Commitment may be a condition to the effectiveness of (i) any transfer, withdrawal, termination or reduction of Commitments of such Unitholder or (ii) such Unitholder’s ability to cease funding its Commitment.

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

We, and indirectly our Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with our organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our consolidated financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other personnel (including employees and secretarial and other staff of the Administrator) to the extent they are devoted to preparing our consolidated financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business. However, in the event of a Reorganization (as defined in the LLC Agreement) that results in a Public Fund (as defined in the LLC Agreement) or an Extension Fund (as defined in the LLC Agreement), including a Reorganization pursuant to which the Company becomes the Public Fund or the Extension Fund, the fees, costs and expenses associated with any such restructuring, initial public offering, listing of equity securities or reorganization will be borne appropriately by the Public Fund and the Extension Fund and indirectly only by Unitholders that elect to become investors in the Public Fund or the Extension Fund, as the case may be, and no others will directly or indirectly bear such fees, costs or expenses.

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

Critical Accounting Policies and Estimates

Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. On May 11, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were approved by the Board in accordance with the Company's valuation policy. The Adviser's internal valuation process did not change as a result of Rule 2a-5, and it continues to receive a report from an independent third-party valuation firm for fair valued securities.

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

Investment Activity

As of December 31, 2022, our portfolio consisted of 46 debt investments and 12 equity investments. Based on fair values as of December 31, 2022, our portfolio was 95.7% invested in debt investments which were mostly senior secured, term loans. The remaining 4.3% represented our equity investments, which were comprised of common stock, preferred stock, membership interests, and warrants.

As of December 31, 2021, our portfolio consisted of 54 debt investments and ten equity investments. Based on fair values as of December 31, 2021, our portfolio was 97.2% invested in debt investments which were mostly senior secured, term loans. The remaining 2.8% represented our equity investments, which were comprised of common stock, preferred stock and warrants.

We had one debt investment on non-accrual status as of December 31, 2022, representing 3.1% and 3.0% of our portfolio's fair value and cost, respectively. We had no debt investments on non-accrual status as of December 31, 2021.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as December 31, 2022:

Industry	Percent of Total Investments
Aerospace & Defense	16%
Textiles, Apparel & Luxury Goods	10%
Software	8%
Household Products	7%
Hotels, Restaurants & Leisure	6%
Energy Equipment & Services	6%
Consumer Durables & Apparel	6%
Chemicals	5%
Household Durables	5%
Publishing	4%
Information Technology Services	4%
Commercial Services & Supplies	4%
Capital Goods	3%
Media	3%
Consumer Services	3%
Construction & Engineering	3%
Food Products	2%
Auto Components	2%
Internet & Direct Marketing Retail	1%
Health Care Technology	1%
Commercial & Professional Services	1%
100%

Interest income including interest income paid-in-kind, was $159.3 million, $162.4 million and $146.3 million, for the years ended December 31, 2022, 2021, and 2020, respectively. During the years ended December 31, 2022, 2021 and 2020, we also earned $0.8 million, $1.0 million and $0.4 million, respectively, in other fee income.

Results of Operations

Our operating results for the years ended December 31, 2022, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Total investment income	$160,071	$163,396	$146,681
Net expenses	61,663	85,632	48,530
Net investment income	98,408	77,764	98,151
Net realized gain (loss) on investments	2,232	2,049	(20,748)
Net change in unrealized appreciation/(depreciation) on investments	(29,771)	31,986	(7,601)
Net increase in Members’ Capital from operations	$70,869	$111,799	$69,802

Total investment income

Total investment income for the years ended December 31, 2022, 2021 and 2020 was $160.1 million, $163.4 million and $146.7 million, respectively, and included $0.8 million, $1.0 million and $0.4 million, of other fee income.

The decrease in total investment income during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the decrease in the number of debt investments in our portfolio. The number of debt investments decreased to 46 as of December 31, 2022, compared to 54 as of December 31, 2021. Although the number of equity investments in our portfolio increased to 12 during the year ended December 31, 2022 compared to ten during the year ended December 31, 2021, the increase in total investment income from equity investments was less than the decrease in total investment income from debt investments.

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

Net investment income

Net investment income for the years ended December 31, 2022, 2021 and 2020 was $98.4 million, $77.8 million and $98.2 million, respectively.

The increase in our net investment income during the year ended December 31, 2022 compared to our net investment income during the year ended December 31, 2021 is due to lower total expenses during the year ended December 31, 2022 compared to the year ended December 31, 2021 which was partially offset by lower total investment income, as described above. The decreases in expenses was primarily due to a decrease in incentive fees which decreased to $17.7 million as of December 31, 2022 compared to $43.3 million as of December 31, 2021.

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

Expenses for the years ended December 31, 2022, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Expenses
Interest and credit facility expenses	$22,300	$16,855	$22,734
Management fees	18,756	21,387	19,813
Incentive fees	17,717	43,271	3,130
Administrative fees	1,299	1,482	1,404
Professional fees	1,116	1,313	1,261
Directors’ fees	394	399	391
Other expenses	238	1,392	820
Total expenses	$61,820	$86,099	$49,553
Expenses reimbursed by the Adviser	(157)	(467)	(1,023)
Net Expenses	$61,663	$85,632	$48,530

Our total expenses were $61.8 million, $86.1 million and $49.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our total expenses included management fees attributed to the Adviser of $18.8 million, $21.4 million and $19.8 million; and incentive fees attributed to the Adviser of $17.7 million, $43.3 million and $22.7 million, in the years ended December 31, 2022, 2021 and 2020, respectively.

The decrease in total expenses during the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily attributable to incentive fees to our Adviser, which decreased to $17.7 million as of December 31, 2022 compared to $43.3 million as of December 31, 2021. The decrease in incentives fees was partially offset by an increase in interest and credit facility expenses due to a higher weighted average interest rate during the year ended December 31, 2022 compared to the year ended December 31, 2021.

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

Net expenses include an expense reimbursement of $0.2 million, $0.5 million and $1.0 million, for the years ended December 31, 2022, 2021 and 2020, respectively. The expense reimbursement during the years ended December 31, 2022 and December 31, 2021 reflects Company Expenses (as defined in our Administration Agreement) that we incurred in excess of our annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, we will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually).

Net realized gain (loss) on investments

Our net realized gain (loss) on investments for years ended December 31, 2022, 2021 and 2020 was $2.2 million, $2.0 million and ($20.7) million, respectively.

Our net realized gain during the year ended December 31, 2022 was primarily due to a realized gain of $2.2 million from our investment in United Poly Systems common stock.

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

* Include reversals of previously recognized unrealized appreciation/(depreciation).

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

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for years ended December 31, 2022, 2021 and 2020 was ($29.8) million, $32.0 million and ($7.6) million, respectively.

Our net change in unrealized appreciation/(depreciation) during the year ended December 31, 2022 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Mondee Holdings LLC	Class G Preferred Stock	$7,098
Mondee Holdings LLC	Term Loan	3,959
Navistar Defense, LLC	Term Loan	4,231	*
Profrac Holdings II, LLC	Term Loan	1,360
Greenfield World Trade, Inc.	Class A-1 Warrant	1,240
Keeco Holdings, LLC	Term Loan	1,202	*
UniTek Acquisition, Inc.	Term Loan B	1,170
Hoover Group, Inc.	Term Loan	1,035
KBP Brands, LLC	Delayed Draw Term Loan	(1,024)
AGY Holdings Corp.	Delayed Draw Term Loan	(1,131)
AGY Holdings Corp.	Term Loan	(1,230)
Greenfield World Trade, Inc.	Last Out Term Loan	(1,241)
Shelterlogic Group Holdings, Inc	Common Stock	(1,329)	*
Karman Holdings LLC	Term Loan	(1,339)
Grand Circle Corporation	Term Loan	(1,440)	*
Shipston Group U.S. Inc.	Last Out Term Loan	(1,752)
Rocky Brands, Inc.	Term Loan	(1,989)
Retail Services WIS Corporation	Term Loan	(2,259)
Obagi Cosmeceuticals, LLC	Term Loan	(2,542)	*
Centric Brands Inc.	Term Loan	(3,156)
Encompass Digital Media, Inc.	Term Loan	(3,642)
AGY Equity LLC	Class D Preferred Units	(3,997)
Hollander Intermediate LLC	Term Loan	(4,018)
Red Lobster Management, LLC	Term Loan	(5,562)
Twin Star International, Inc.	Term Loan	(9,481)
All others	Various	(3,934)
Net change in unrealized appreciation/(depreciation)		$(29,771)

* Include reversals of previously recognized unrealized appreciation/(depreciation).

Our net change in unrealized appreciation/(depreciation) during the year ended December 31, 2021 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Shelterlogic Group Holdings, Inc.	Common Stock	$21,183
Mondee Holdings LLC	Term Loan	7,864
Greenfield World Trade, Inc.	Term Loans	6,869
PSS Industrial Group Corp.	Term Loan	3,384	*
Retail Services WIS Corporation	Term Loans	2,960
Obagi Cosmeceuticals LLC	Term Loan	2,542
Winsight, LLC	Term Loan	1,881
Profrac Services, LLC	Term Loan	1,456
Carolina Atlantic Roofing Supply LLC	Term Loan	1,406
Navistar Defense, LLC	Term Loan A	1,045
UniTek Acquisition, Inc.	Term Loan	1,035
Bendon, Inc. (fka BPI Intermediate Holdings, Inc.)	Term Loan	(1,590)
Verdesian Life Sciences, LLC	Term Loan	(1,686)	*
Twin Star International, Inc.	Term Loan	(1,827)
Production Resource Group, LLC	Class A Units	(1,831)	*
Columbia Helicopters Inc.	Term Loan	(1,894)
Hoover Group, Inc.	Term Loan	(2,021)
Shipston Group U.S. Inc.	Term Loan	(2,472)
Voyant Beauty Holdings, Inc.	Term Loan	(3,216)
Navistar Defense, LLC	Term Loan B	(4,046)
All others	Various	944
Net change in unrealized appreciation/(depreciation)		$31,986

* Includes reversals of previously recognized unrealized appreciation/(depreciation).

Our net change in unrealized appreciation/(depreciation) during the year ended December 31, 2020 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Mondee Holdings, LLC	Term Loan	$(11,354)
Innerworkings, Inc.	Term Loan	(2,728)
PSS Industrial Group Corp.	Term Loan	(3,586)
Winsight, LLC	Term Loan	(3,328)
WDE TorcSill Holdings LLC	Term Loan	(1,094)
Innerworkings, Inc.	Warrants	(1,018)
Shelterlogic Group Holdings, Inc.	Common Stock	9,578
Production Resource Group, LLC	Term Loan	2,814
Voyant Beauty Holdings, Inc.	Term Loan	2,585
All others	Various	530
Net change in unrealized appreciation/(depreciation)		$(7,601)

Our net change in unrealized appreciation/(depreciation) during the year ended December 31, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19, in addition to other business conditions unique to our respective issuers.

Net increase in Members’ Capital from operations

Our net increase in members’ capital from operations during the years ended December 31, 2022, 2021 and 2020 was $70.9 million, $111.8 million and $69.8 million, respectively.

The relative decrease in members’ capital from operations during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due higher net realized and unrealized losses on investments during the year ended December 31, 2022 compared to the year ended December 31, 2021, partially offset by higher net investment income during the current year versus prior year.

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

As of December 31, 2022, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of December 31, 2022, we were in compliance with such covenants.

As of December 31, 2022 the Natixis Borrowing Base assets were more than the Natixis Maximum Commitment and as of December 31, 2021, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of December 31, 2022 and 2021 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2022	$250,000	$—	$250,000
As of December 31, 2021	$250,000	$45,000	$163,967

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The

PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2022, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are consolidated in our consolidated financial statements and considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of December 31, 2022 PNC Borrowing Base assets were more than the Second Amended and Amended PNC Maximum Commitment, and as of December 31, 2021, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of December 31, 2022 and 2021 is as follows (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2022	$337,000	$337,000	N/A
As of December 31, 2021	$700,000	$543,000	$149,756

(1)
The amount available considers any limitations related to the debt facility borrowing. No available amount as of December 31, 2022 as the Borrower's ability to make additional borrowings under the PNC Revolving Credit Facility expired on January 31, 2022.

Borrowings under the PNC Credit Facility as of December 31, 2022 and 2021 consisted of $0 million and $165.5 million, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $337.0 million and $247.5 million, respectively, of PNC Term Loan.

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

We incurred $0.6 million in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. We recorded most of the costs associated with the Revolving Credit Facilities as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of December 31, 2022 and 2021, $0.2 million and $2.8 million, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities. As of December 31, 2022 and 2021, $1.6 million and $1.1 million, respectively, of such deferred financing costs have yet to be amortized.

The summary information regarding the Credit Facilities for the years ended December 31, 2022, 2021 and 2020 was as follows (dollar amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Credit Facilities interest expense	$18,584	$12,299	$17,943
Unused fees	691	1,757	1,575
Administrative fees	101	100	100
Amortization of deferred financing costs	2,924	2,699	3,116
Total	$22,300	$16,855	$22,734
Weighted average interest rate	3.93%	2.35%	2.90%
Average outstanding balance	$466,710	$515,948	$609,598

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

During the year ended December 31, 2022 we did not enter into or settle any repurchase agreements. During the year ended December 31, 2021, we entered into and settled repurchase agreements for which we incurred interest expense of $0.9 million.

We had no outstanding Repurchase Obligations as of December 31, 2022 and 2021.

We had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2022 and 2021 (dollar amounts in thousands):

		December 31, 2022		December 31, 2021
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	June 2023	$4,135	$203	$3,618	$18
Altern Marketing LLC	October 2024	4,686	33	5,217	—
Bendon Inc.	December 2025	7,263	326	7,263	298
Centric Brands Inc.	October 2024	2,306	—	3,315	—
Encompass Digital Media, Inc.	September 2023	794	93	1,661	—
FM Restaurants Holdco, LLC	November 2023	—	—	2,414	—
Greenfield World Trade, Inc.	June 2023	4,685	—	8,059	—
Hometown Food Company	August 2023	4,705	—	5,881	—
Karman Holdings LLC (fka Space Holdings LLC)	December 2025	1,147	28	1,311	9
KBP Investments LLC	May 2027	437	32	2,256	5
Mondee Holdings LLC	December 2024	8,613	—	8,613	—
Obagi Cosmeceuticals LLC	March 2026	—	—	11,308	—
Rapid Displays, Inc.	April 2026	1,770	25	1,770	—
UniTek Acquisition, Inc.	August 2023	571	14	1,714	140
WDE TorcSill Holdings LLC	October 2024	313	17	191	9
Winsight, LLC	October 2024	—	—	4,234	237
Total		$41,425	$771	$68,825	$716

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of December 31, 2022, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, SOFR or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of December 31, 2022, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2022 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$32,525	$10,250	$22,275
Up 200 basis points	21,683	6,834	14,849
Up 100 basis points	10,842	3,417	7,425
Down 100 basis points	(10,842)	(3,417)	(7,425)
Down 200 basis points	(21,683)	(6,834)	(14,849)
Down 300 basis points	(31,273)	(10,250)	(21,023)

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022,

based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2022, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

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

21.1*	Subsidiaries of TCW Direct Lending VII LLC

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

ITEM 16. Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VII LLC

Date: March 28, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 28, 2023	By:	/s/ Laird R. Landmann
Laird R. Landmann
Director

Date: March 28, 2023	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 28, 2023	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 28, 2023	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 28, 2023	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 28, 2023	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

TCW Direct Lending VII LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending VII LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending VII LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, the financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in members’ capital and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities, each of which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value of equity instruments and a discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $1,102,536,614 as of December 31, 2022.

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

March 28, 2023

We have served as the Company’s auditor since 2017.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 15.09% inc PIK (SOFR + 10.25%, 1.50% Floor, 2.75% PIK)	2.9%	$22,774,816	08/20/24	$22,627,335	$21,226,129
	Heligear Acquisition Co.	07/30/19	Term Loan - 12.33% (SOFR + 7.50%, 2.00% Floor)	6.8%	50,701,211	07/30/24	50,374,728	50,549,108
	Karman Holdings LLC	12/21/20	Revolver - 11.73% (LIBOR + 7.00%, 1.00% Floor)	0.7%	5,407,762	12/21/25	5,407,762	5,277,976
	Karman Holdings LLC	12/21/20	Term Loan - 11.73% (LIBOR + 7.00%, 1.00% Floor)	8.0%	61,080,066	12/21/25	60,274,996	59,614,144
	Navistar Defense, LLC (2) (5)	08/01/22	Term Loan - 12.73% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	4.7%	35,556,949	02/01/26	33,109,294	34,632,469
				23.1%	175,520,804		171,794,115	171,299,826
Auto Components
	Shipston Group U.S. Inc.	05/18/20	Last Out Term Loan - 11.27% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	0.2%	1,855,947	09/28/24	1,855,947	1,546,003
	Shipston Group U.S. Inc.	09/28/18	Last Out Term Loan - 10.25% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	3.1%	27,907,008	09/28/24	27,845,788	23,246,538
	Shipston Group U.S. Inc.	01/20/22	Last Out Delayed Draw Term Loan - 11.27% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	0.2%	1,613,490	09/28/24	1,613,490	1,344,037
				3.5%	31,376,445		31,315,225	26,136,578
Capital Goods
	Carolina Atlantic Roofing Suppy LLC	05/28/21	Term Loan - 12.41% (SOFR + 7.75%, 2.00% Floor)	4.8%	35,791,961	05/28/26	35,304,801	35,791,961
				4.8%	35,791,961		35,304,801	35,791,961
Chemicals
	AGY Holdings Corp. (2)	09/21/20	Delayed Draw Term Loan - 14.73% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	3.3%	25,452,322	09/21/25	25,452,322	24,205,159
	AGY Holdings Corp. (2)	09/21/20	Term Loan - 14.42% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	3.5%	27,671,071	09/21/25	27,671,071	26,315,189
	AGY Holdings Corp. (2)	05/27/22	Delayed Draw Term Loan - 14.73% inc PIK (LIBOR + 10.00%, 1.50% Floor, all PIK)	0.2%	1,277,683	06/30/23	1,277,683	1,215,077
				7.0%	54,401,076		54,401,076	51,735,425

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Commercial & Professional Services
	Rapid Displays, Inc.	04/16/21	Term Loan - 10.65% (LIBOR + 6.63%, 1.00% Floor)	1.9%	$13,947,600	04/13/26	$13,831,596	$13,752,334
	Rapid Displays, Inc.	09/29/22	Incremental Term Loan - 10.65% (LIBOR + 7.00%, 1.00% Floor)	0.0%	246,862	04/13/26	241,712	246,862
				1.9%	14,194,462		14,073,308	13,999,196
Commercial Services & Supplies
	Retail Services WIS Corporation	05/20/21	Term Loan - 12.48% (7.00%, Fixed Coupon, all PIK)	6.2%	46,013,788	05/20/25	45,359,517	46,059,802
				6.2%	46,013,788		45,359,517	46,059,802
Construction & Engineering
	UniTek Acquisition, Inc.	09/16/20	Delayed Draw Term Loan A - 9.76% inc PIK (SOFR + 6.50%, 1.00% Floor, 2.00% PIK)	0.2%	1,297,786	08/20/23	801,063	1,265,341
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 10.76% inc PIK (SOFR + 7.50%, 1.00% Floor, 2.00% PIK)	0.4%	3,505,562	08/20/24	3,505,562	3,323,273
	UniTek Acquisition, Inc.	11/10/20	Revolver - 12.00% (PRIME + 4.50%, 1.00% Floor)	0.6%	4,683,444	08/20/23	4,683,444	4,566,358
	UniTek Acquisition, Inc.	09/16/20	Term Loan A - 9.76% inc PIK (SOFR + 6.50%, 1.00% Floor, 2.00% PIK)	0.9%	6,488,936	08/20/23	4,001,579	6,326,712
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 10.76% inc PIK (SOFR + 7.50%, 1.00% Floor, 2.00% PIK)	2.2%	17,523,014	08/20/24	17,412,095	16,611,817
				4.3%	33,498,742		30,403,743	32,093,501
Consumer Durables & Apparel
	Rocky Brands, Inc. (3)	03/15/21	Term Loan - 12.14% (SOFR + 7.50%, 2.00% Floor)	5.8%	44,584,314	03/15/26	44,013,459	42,845,526
	Twin Star International, Inc.	06/18/21	Term Loan - 12.23% (SOFR + 7.50%, 1.50% Floor)	3.8%	39,489,648	06/18/26	39,147,974	27,840,202
				9.6%	84,073,962		83,161,433	70,685,728
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 16.44% (SOFR + 12.00%, 1.25% Floor)	5.2%	39,552,766	02/26/26	39,056,182	38,287,077
				5.2%	39,552,766		39,056,182	38,287,077
Energy Equipment & Services
	Profrac Services II, LLC	03/04/22	Term Loan - 11.10% (SOFR + 7.25%, 1.00% Floor)	4.5%	32,612,110	03/04/25	31,904,225	33,264,352
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 15.69% inc PIK (SOFR + 11.25%, 1.50% Floor, 4.50% PIK)	1.2%	9,362,927	10/22/24	9,362,927	8,847,966
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 15.69% inc PIK (SOFR + 11.25%, 1.50% Floor, 4.50% PIK)	3.0%	23,192,584	10/22/24	22,994,963	21,916,992
				8.7%	65,167,621		64,262,115	64,029,310
Food Products
	Hometown Food Company	08/31/18	Term Loan - 9.39% (LIBOR + 5.00%, 1.25% Floor)	2.7%	20,218,178	08/31/23	20,157,349	20,218,178
	Hometown Food Company	08/31/18	Revolver - 9.39% (LIBOR + 5.00%, 1.25% Floor)	0.2%	1,176,235	08/31/23	1,176,235	1,176,235
				2.9%	21,394,413		21,333,584	21,394,413

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Health Care Technology
	PatientPoint Health Technologies, LLC	03/30/21	Term Loan - 11.84% (SOFR + 7.00%, 1.00% Floor)	2.2%	$16,506,000	03/07/25	16,270,823	16,373,952
				2.2%	16,506,000		16,270,823	16,373,952
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Delayed Draw Term Loan - 10.73% inc PIK (SOFR + 6.00%, 0.75% Floor, 0.50% PIK)	1.8%	14,034,103	05/26/27	14,034,103	13,009,614
	KBP Brands, LLC	05/26/21	Term Loan - 10.25% inc PIK (SOFR + 6.00%, 0.75% Floor, 0.50% PIK)	1.2%	9,939,447	05/26/27	9,703,329	9,213,867
	Red Lobster Management, LLC	01/22/21	Term Loan - 12.32% (SOFR + 8.00%, 1.50% Floor)	6.6%	54,443,650	01/22/26	53,777,763	49,053,728
				9.6%	78,417,200		77,515,195	71,277,209
Household Durables
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 10.09% (LIBOR + 5.96%, 1.00% Floor)	3.6%	26,681,925	10/29/26	26,656,711	26,681,925
				3.6%	26,681,925		26,656,711	26,681,925
Household Products
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 17.78% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	7.7%	56,346,632	03/31/25	54,436,296	56,797,405
	Greenfield World Trade, Inc.	08/12/21	Last Out Delayed Draw Term Loan - 17.78% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	1.6%	11,980,543	12/31/22	10,940,072	12,076,388
				9.3%	68,327,175		65,376,368	68,873,793
Information Technology Services
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 10.98% (LIBOR + 6.25%, 1.50% Floor)	1.6%	12,136,640	11/15/23	12,136,640	12,136,640
	Corcentric, Inc.	11/15/18	Term Loan - 10.98% (LIBOR + 6.25%, 1.50% Floor)	4.2%	30,869,280	11/15/23	30,732,895	30,869,280
				5.8%	43,005,920		42,869,535	43,005,920
Internet & Direct Marketing Retail
	Altern Marketing LLC	09/30/20	First Out Term Loan - 10.69% (SOFR + 6.00%, 2.00% Floor)	1.2%	8,673,924	10/07/24	8,591,509	8,613,206
	Altern Marketing LLC	09/30/20	Revolver - 12.50% (PRIME + 5.00%, 2.00% Floor)	0.1%	531,263	10/07/24	531,263	527,544
				1.3%	9,205,187		9,122,772	9,140,750

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Media
	Encompass Digital Media, Inc.	10/01/18	Revolver - 11.92% inc PIK (LIBOR + 7.50%, 1.25% Floor, all PIK)	0.2%	$1,766,925	09/28/23	$1,766,925	$1,560,195
	Encompass Digital Media, Inc.	10/01/18	Term Loan - 11.92% inc PIK (LIBOR + 7.50%, 1.25% Floor, all PIK)	3.6%	30,455,589	09/28/23	30,398,230	26,892,285
				3.8%	32,222,514		32,165,155	28,452,480
Publishing
	Bendon Inc.	12/11/20	Term Loan - 11.73% (LIBOR + 7.00%, 1.00% Floor)	6.3%	49,264,770	12/11/25	48,605,744	47,047,856
				6.3%	49,264,770		48,605,744	47,047,856
Software
	Mondee Holdings LLC	12/20/19	Term Loan - 13.34% inc PIK (SOFR + 8.50%, 1.75% Floor, 3.50% PIK)	10.2%	75,063,333	12/23/24	74,196,895	75,813,966
				10.2%	75,063,333		74,196,895	75,813,966
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	10/09/20	Term Loan - 13.30% inc PIK (SOFR + 9.00%, 1.00% Floor, 6.50% PIK)	5.2%	43,097,540	10/09/25	40,938,235	38,701,591
	Centric Brands Inc. (3)	10/09/20	Revolver - 9.84% (SOFR + 5.75%, 1.00% Floor)	0.4%	2,989,372	10/09/24	2,978,696	2,989,372
	Hollander Intermediate LLC	09/19/22	Term Loan - 13.19% (SOFR + 8.75%, 2.00% Floor)	7.4%	59,091,845	09/19/26	59,091,845	55,073,599
				13.0%	105,178,757		103,008,776	96,764,562
	Total Debt Investments			142.3%	1,104,858,821		1,086,253,073	1,054,945,230

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2) (5) (6)		Class A Units	0.0%	4,399	43,990	—
				0.0%	4,399	43,990	—
Chemicals
	AGY Equity LLC (2) (5) (6)		Class A Preferred Units	0.0%	7,752,414	—	—
	AGY Equity LLC (2) (5) (6)		Class B Preferred Units	0.0%	10,078,138	—	—
	AGY Equity LLC (2) (5) (6)		Class C Common Units	0.0%	11,241,000	—	—
	AGY Equity LLC (2) (5) (6)		Class D Preferred Units	0.0%	3,997,226	3,997,226	—
				0.0%	33,068,778	3,997,226	—
Household Durables
	Shelterlogic Group Holdings, Inc (4) (5) (6)		Common Stock	4.0%	1,254,034	—	29,432,178
				4.0%	1,254,034	—	29,432,178
Household Products
	Greenfield World Trade, Inc. (5) (6)		Class A-1 Warrant, expires 03/25/27	0.9%	3,959	3,178,520	6,865,228
	Greenfield World Trade, Inc. (5) (6)		Class A-2 Warrant, expires 03/25/27	0.3%	1,376	1,189,508	1,913,294
	Greenfield World Trade, Inc. (5) (6)		Class A-3 Warrant, expires 03/25/27	0.0%	116	113,932	160,520
				1.2%	5,451	4,481,960	8,939,042
Software
	Mondee Holdings LLC (5) (6)		Class G Preferred Stock	1.2%	2,700,922	1,226,708	9,220,164
				1.2%	2,700,922	1,226,708	9,220,164
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3) (5) (6)		Membership Interests	0.0%	159,658	—	—
	Centric Brands L.P. (3) (5) (6)		Class A LP Interests	0.0%	159,658	—	—
				0.0%	319,316	—	—
	Total Equity Investments			6.4%	37,352,900	9,749,884	47,591,384
	Total Debt & Equity Investments (7)			148.7%		1,096,002,957	1,102,536,614
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.06%			5.2%	38,242,961	38,242,961	38,242,961
	Total Cash Equivalents			5.2%		38,242,961	38,242,961
	Total Investments (153.8%)					$1,134,245,918	$1,140,779,575
	Net unrealized depreciation on unfunded commitments (-0.1%)						(770,877)
	Liabilities in Excess of Other Assets (-53.7%)						(398,343,218)
	Net Assets (100.0%)						$741,665,480

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and 2022 along with transactions during the year ended December 31, 2022 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2022	Interest/Dividend/ Other income
AGY Holdings Corp. Delayed Draw Term Loan - 14.73% inc PIK	$—	$—	$—	$—	$—	$—	$—
AGY Holdings Corp. Delayed Draw Term Loan - 14.73% inc PIK	19,425,938	7,206,449	—	—	(1,212,151)	25,420,236	5,686,033
AGY Holdings Corp. Term Loan - 14.42% inc PIK	25,005,013	2,540,405	—	—	(1,230,229)	26,315,189	5,854,193
Navistar Defense, LLC Term Loan - 12.73% inc PIK	—	33,109,294	—	—	1,523,175	34,632,469	3,354
AGY Equity LLC Class A Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class B Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class C Common Units	—	—	—	—	—	—	—
AGY Equity LLC Class D Preferred Units	—	3,997,226	—	—	(3,997,226)	—	—
TCW ND Parent Holdings LLC Class A Units	—	43,990	—	—	(43,990)	—	—
Navistar Defense, LLC Term Loan A - 9.75% inc PIK	3,244,352	107,614	(2,307,174)	—	(1,044,792)	—	198,952
Navistar Defense, LLC Term Loan B - 9.75% inc PIK	13,671,013	772,753	(18,197,242)	—	3,753,476	—	1,502,138
Navistar Defense, LLC Term Loan C - 9.75% inc PIK	—	9,261,149	(9,261,149)	—	—	—	1,804,531
Total Controlled Affiliated investments	$61,346,316	$57,038,880	$(29,765,565)	$—	$(2,251,737)	$86,367,894	$15,049,201

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2022, $81,547,117 or 7.0% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and 2022 along with transactions during the period ended December 31, 2022 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2022	Interest/Dividend/ Other income
Slogic Holding Corp. Last Out Term Loan - 10.09%	$26,681,925	$121,434	$—	$—	$(121,434)	$26,681,925	$2,275,402
Shelterlogic Group Holdings, Inc Common Stock	30,761,454	—	—	—	(1,329,276)	29,432,178	—
Total Non-Controlled Affiliated Investments	$57,443,379	$121,434	$—	$—	$(1,450,710)	$56,114,103	$2,275,402

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities was $47,591,384, or 4.1% of the Company’s total assets.
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

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $198,299,049 and $514,779,805, respectively, for the period ended December 31, 2022. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

Name of Investment	Fair Value at December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2021	Interest/ Dividend/ Other Income
AGY Holdings Corp. Opco Term Loan - 11.50% inc. PIK	$3,391,067	$16,132,489	$—	$—	$(97,618)	$19,425,938	$3,094,020
AGY Holdings Corp. PIK Holdco Term Loan - 11.50% inc. PIK	23,651,102	1,479,564	—	—	(125,653)	25,005,013	2,946,431
AGY Holdings Corp. Class A Preferred units	—	—	—	—	—	—	—
AGY Holdings Corp. Class B Preferred units	—	—	—	—	—	—	—
AGY Holdings Corp. Class C Common units	—	—	—	—	—	—	—
Total Controlled Affiliated investments	$27,042,169	$17,612,053	$—	$—	$(223,271)	$44,430,951	$6,040,451

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

Name of Investment	Fair Value at December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2021	Interest/ Dividend/ Other Income
Shelterlogic Group Holdings, Inc. Common Stock	$9,578,443	$—	$—	$—	$21,183,011	$30,761,454	$—
Slogic Holding Corp. Last Out Term Loan - 7.00%	27,252,661	—	(582,328)	—	11,592	26,681,925	1,971,455
Total Non-Controlled Affiliated Investments	$36,831,104	$—	$(582,328)	$—	$21,194,603	$57,443,379	$1,971,455

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

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $604,501,688 and $621,092,362 respectively, for the year ended December 31, 2021. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	100.0%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of December 31,
	2022	2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $977,794 and $1,325,972, respectively)	$960,055	$1,331,537
Non-controlled affiliated investments (amortized cost of $26,657 and $26,535, respectively)	56,114	57,443
Controlled affiliated investments (amortized cost of $91,552 and $44,654, respectively)	86,368	44,431
Cash and cash equivalents	47,657	113,687
Interest receivable	11,632	6,939
Receivable for investments sold	605	—
Deferred financing costs	221	2,817
Due from Adviser	157	467
Prepaid and other assets	103	104
Total Assets	$1,162,912	$1,557,425
Liabilities
Term loan (net of $1,576 and $1,113 of deferred financing costs, respectively)	$335,424	$246,387
Incentive fee payable	76,266	58,549
Management fees payable	4,177	5,247
Interest and credit facilities expense payable	4,130	2,520
Unrealized depreciation on unfunded commitments	771	716
Revolving credit facilities payable	—	340,500
Other accrued expenses and other liabilities	479	210
Total Liabilities	$421,247	$654,129
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	$1,373,401	$1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(387,434)	(271,342)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	818,068	934,160
Accumulated loss	(76,403)	(30,864)
Total Members’ Capital	$741,665	$903,296
Total Liabilities and Members’ Capital	$1,162,912	$1,557,425
Net Asset Value Per Unit (Note 10)	$66.04	$77.81

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31,
	2022	2021	2020
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$118,796	$128,042	$121,761
Interest income paid-in-kind	23,161	26,359	20,664
Other fee income	790	984	380
Non-controlled affiliated investments:
Interest income	2,275	1,971	2,603
Controlled affiliated investments:
Interest income	8,838	3,416	837
Interest income paid-in-kind	6,192	2,624	426
Other fee income	19	—	10
Total investment income	160,071	163,396	146,681
Expenses
Interest and credit facility expenses	22,300	16,855	22,734
Management fees	18,756	21,387	19,813
Incentive fees	17,717	43,271	3,130
Administrative fees	1,299	1,482	1,404
Professional fees	1,116	1,313	1,261
Directors’ fees	394	399	391
Other expenses	238	1,392	820
Total expenses	61,820	86,099	49,553
Expenses reimbursed by the Adviser	(157)	(467)	(1,023)
Net expenses	61,663	85,632	48,530
Net investment income	$98,408	$77,764	$98,151
Net realized and unrealized gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliated investments	$2,232	$2,049	$(20,748)
Net change in unrealized (depreciation)/appreciation:
Non-controlled/non-affiliated investments	(26,068)	11,014	(19,013)
Non-controlled affiliated investments	(1,451)	21,195	11,412
Controlled affiliated investments	(2,252)	(223)	—
Net realized and unrealized (loss) gain on investments	$(27,539)	$34,035	$(28,349)
Net increase in Members’ Capital from operations	$70,869	$111,799	$69,802
Basic and diluted:
Income per unit	$5.16	$8.14	$5.08

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2019	$817,863	$(1,633)	$816,230
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	98,151	98,151
Net realized loss on investments	—	(20,748)	(20,748)
Net change in unrealized appreciation/(depreciation) on investments	—	(7,601)	(7,601)
Distributions to Members from:
Distributable earnings	—	(96,591)	(96,591)
Return of capital	(49,044)	—	(49,044)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	90,000	—	90,000
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2020	40,956	(26,789)	14,167
Members’ Capital at December 31, 2020	$858,819	$(28,422)	$830,397
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	77,764	77,764
Net realized gain on investments	—	2,049	2,049
Net change in unrealized appreciation/(depreciation) on investments	—	31,986	31,986
Distributions to Members from:
Distributable earnings	—	(114,241)	(114,241)
Return of capital	(217,659)	—	(217,659)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	293,000	—	293,000
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2021	75,341	(2,442)	72,899
Members’ Capital at December 31, 2021	$934,160	$(30,864)	$903,296
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	98,408	98,408
Net realized gain on investments	—	2,232	2,232
Net change in unrealized appreciation/(depreciation) on investments	—	(29,771)	(29,771)
Distributions to Members from:
Distributable earnings	—	(116,408)	(116,408)
Return of capital	(116,092)	—	(116,092)
Total Decrease in Members’ Capital for the year ended December 31, 2022	(116,092)	(45,539)	(161,631)
Members’ Capital at December 31, 2022	$818,068	$(76,403)	$741,665

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$70,869	$111,799	$69,802
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(168,946)	(575,519)	(670,525)
Purchases of short-term investments	—	—	(599,748)
Interest income paid-in-kind	(29,353)	(28,983)	(21,090)
Proceeds from sales and paydowns of investments	514,175	621,092	639,529
Net realized (gain) loss on investments	(2,232)	(2,049)	20,748
Net change in unrealized (appreciation)/depreciation on investments	29,771	(31,986)	7,601
Amortization of premium and accretion of discount, net	(13,090)	(11,997)	(14,751)
Amortization of deferred financing costs	2,924	2,699	3,116
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,693)	(1,647)	1,052
(Increase) decrease in due from Adviser	310	556	(1,023)
(Increase) decrease in prepaid and other assets	1	(24)	(23)
Increase (decrease) in payable for short-term investments purchased	—	—	599,748
Increase (decrease) in interest and credit facilities expense payable	1,610	72	(1,418)
Increase (decrease) in management fees payable	(1,070)	292	(3,734)
Increase (decrease) in payable for open trades	—	(125,229)	125,229
Increase (decrease) in incentive fees payable	17,717	43,271	3,130
Increase (decrease) in other accrued expenses and liabilities	260	(297)	11
Net cash provided by operating activities	$418,253	$2,050	$157,654
Cash Flows from Financing Activities
Contributions	$—	$293,000	$90,000
Distributions	(116,399)	(114,241)	(96,591)
Return of capital	(116,092)	(217,659)	(49,044)
Deferred financing costs paid	(792)	(667)	(1,889)
Proceeds from credit facilities	—	303,000	48,000
Repayments of credit facilities	(251,000)	(300,000)	(220,000)
Proceeds from repurchase obligations	—	125,229	—
Repayments of repurchase obligations	—	(125,229)	—
Net cash used in financing activities	$(484,283)	$(36,567)	$(229,524)
Net decrease in cash and cash equivalents	$(66,030)	$(34,517)	$(71,870)
Cash and cash equivalents, beginning of year	$113,687	$148,204	$220,074
Cash and cash equivalents, end of year	$47,657	$113,687	$148,204
Supplemental and non-cash financing activities
Interest expense paid	16,812	13,450	19,866
Distributions payable	9	—	—
Purchase of investments due to reorganization	33,153	17,247	45,656
Receivable for investments sold	605	—	—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except for unit data)

December 31, 2022

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

December 31, 2022

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of December 31, 2022, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of December 31, 2022 was $387,434.

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

December 31, 2022

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

December 31, 2022

2. Significant Accounting Policies (Continued)

In January 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-01, Reference Rate Reform (Topic 848) ("ASU 2021-01"). ASU 2021-01 is an update of ASU 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of LIBOR; regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities.

The optional guidance and practical expedients in ASU 2020-04 and 2021-01 are not applicable to the Company and therefore did not have a material impact to the consolidated financial statements.

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

On May 11, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were approved by the Board in accordance with the Company's valuation policy. The Adviser's internal valuation process did not change as a result of Rule 2a-5, and it continues to receive a report from an independent third-party valuation firm for fair valued securities.

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

December 31, 2022

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2022:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,054,945	$1,054,945
Equity	—	—	47,591	47,591
Cash equivalents	38,243	—	—	38,243
Total Assets	$38,243	$—	$1,102,536	$1,140,779

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

December 31, 2022

3. Investment Valuations and Fair Value Measurements (Continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2022:

	Debt	Equity	Total
Balance, January 1, 2022	$1,393,576	$39,835	$1,433,411
Purchases, including payments received in-kind	227,147	4,305	231,452
Sales and paydowns of investments	(544,989)	(2,944)	(547,933)
Amortization of premium and accretion of discount, net	13,090	—	13,090
Net realized gain	43	2,189	2,232
Net change in unrealized appreciation/(depreciation)	(33,922)	4,206	(29,716)
Balance, December 31, 2022	$1,054,945	$47,591	$1,102,536
Net change in unrealized appreciation/(depreciation) in investments held as of December 31, 2022	$(37,363)	$3,451	$(33,912)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2021:

	Debt	Equity	Total
Balance, January 1, 2021	$1,385,675	$15,883	$1,401,558
Purchases, including payments received in-kind	618,490	3,259	621,749
Sales and paydowns of investments	(632,010)	(3,117)	(635,127)
Amortization of premium and accretion of discount, net	11,997	—	11,997
Net realized (loss) gain	(1,686)	2,612	926
Net change in unrealized appreciation/(depreciation)	11,110	21,198	32,308
Balance, December 31, 2021	$1,393,576	$39,835	$1,433,411
Net change in unrealized appreciation/(depreciation) in investments held as of December 31, 2021	$12,671	$23,030	$35,701

The Company did not have any transfers between levels during the years ended December 31, 2022 and 2021.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2022:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$859,467	Income Method	Discount Rate	9.6% to 22.6%	15.4%	Decrease
Debt	$27,840	Market Method	EBITDA Multiple	6.0x to 7.0x	N/A	Increase
		Market Method	Revenue Multiple	0.8x to 1.0x	N/A	Increase
Debt	$55,134	Market Method	EBITDA Multiple	5.8x to 8.0x	N/A	Increase
Debt	$112,504	Market Method	Revenue Multiple	0.2x to 0.8x	N/A	Increase
Equity	$29,432	Market Method	EBITDA Multiple	5.8x to 7.5x	N/A	Increase
Equity	$—	Market Method	Revenue Multiple	0.5x to 0.8x	N/A	Increase
Equity	$8,939	Market Method	EBITDA Multiple	7.8x to 8.8x	N/A	Increase
		Income Method	Implied Volatility	60.0% to 60.0%	N/A	Increase
			Expected Term (in years)	2.3 to 2.3	N/A	Increase
Equity	$9,220	Income Method	Implied Volatility	60.0% to 60.0%	N/A	Increase
			Expected Term (in years)	0.2 to 0.2	N/A	Increase

* Weighted based on fair value

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2022

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

December 31, 2022

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

For the years ended December 31, 2022, 2021 and 2020, Management Fees incurred were 18,756, 21,387 and 19,813, respectively, of which $4,177 and $5,247 remained payable as of December 31, 2022 and 2021, respectively.

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

December 31, 2022

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

The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below) (which shall be borne by the Adviser), in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the financial and legal affairs for the Company, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the Investment Company Act of 1940, the Securities Exchange Act of 1934, as amended, and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units of the Company, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s consolidated financial statements and

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2022

4. Agreements and Related Party Transactions (Continued)

tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s consolidated financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the investments of the Company and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business. Notwithstanding the foregoing, in the event of a Reorganization (as defined in the LLC Agreement) that results in a Public Company (as defined in the LLC Agreement) or an Extension Fund (as defined in the LLC Agreement), including a Reorganization pursuant to which the Company becomes the Public Company or the Extension Fund, the fees, costs and expenses associated with any such restructuring, initial public offering, listing of equity securities or reorganization will be borne appropriately by the Public Company and the Extension Fund (and indirectly only by Unitholders that elect to become investors in the Public Company or the Extension Fund, as the case may be, and no others will directly or indirectly bear such fees, costs or expenses.

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

December 31, 2022

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

During the years ended December 31, 2022, 2021 and 2020, the Adviser reimbursed $157, $467, and $1,023 respectively, of the Company’s expenses, in accordance with the Administration Agreement. As of December 31, 2022 and 2021, the Company had $157 and $467 of expense reimbursements due from the Adviser. Expense reimbursements received from the Adviser are subject to a three-year recoupment period. The Adviser's ability to potentially recoup expense reimbursements provided to the Company for the years ended December 31, 2022 and 2021 will expire on December 31, 2025 and 2024, respectively and will depend on whether the Company's expenses fall below the annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, the Company will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually).

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2022 and 2021:

		December 31, 2022		December 31, 2021
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	June 2023	$4,135	$203	$3,618	$18
Altern Marketing LLC	October 2024	4,686	33	5,217	—
Bendon Inc.	December 2025	7,263	326	7,263	298
Centric Brands Inc.	October 2024	2,306	—	3,315	—
Encompass Digital Media, Inc.	September 2023	794	93	1,661	—
FM Restaurants Holdco, LLC	November 2023	—	—	2,414	—
Greenfield World Trade, Inc.	June 2023	4,685	—	8,059	—
Hometown Food Company	August 2023	4,705	—	5,881	—
Karman Holdings LLC (fka Space Holdings LLC)	December 2025	1,147	28	1,311	9
KBP Investments LLC	May 2027	437	32	2,256	5
Mondee Holdings LLC	December 2024	8,613	—	8,613	—
Obagi Cosmeceuticals LLC	March 2026	—	—	11,308	—
Rapid Displays, Inc.	April 2026	1,770	25	1,770	—
UniTek Acquisition, Inc.	August 2023	571	14	1,714	140
WDE TorcSill Holdings LLC	October 2024	313	17	191	9
Winsight, LLC	October 2024	—	—	4,234	237
Total		$41,425	$771	$68,825	$716

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2022

5. Commitments and Contingencies (Continued)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2022, the Company is not aware of any pending or threatened litigation.

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

6. Members’ Capital

The Company’s Unit activity for the years ended December 31, 2022, 2021 and 2020, was as follows:

	For the Year Ended December 31,
	2022	2021	2020
Units at beginning of period	13,734,010	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the years ended December 31, 2022, 2021 and 2020.
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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2022, the Company was in compliance with such covenants.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2022

7. Credit Facilities (Continued)

As of December 31, 2022, the Natixis Borrowing Base assets were more than the Natixis Maximum Commitment. As of December 31, 2021, the Natixis Borrowing Base assets were less than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of December 31, 2022 and 2021 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2022	$250,000	$—	$250,000
As of December 31, 2021	$250,000	$45,000	$163,967

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

Under the PNC Credit Facility, the lenders have agreed to extend credit to the Borrower in an aggregate principal amount of up to $400,000 of revolving and term loans (the “PNC Maximum Commitment”), subject to compliance with a borrowing base (the “PNC Borrowing Base”). The PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900,000, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) a revolving loan (the “PNC Revolving Credit Facility” and together with the Natixis Revolving Credit Facility, the “Revolving Credit Facilities”) under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 31, 2022 and (ii) a term loan (the “PNC Term Loan”) under the PNC Credit Facility during the period which commenced on January 29, 2019 and ended on January 29, 2020, unless, there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) SOFR rate plus the sum of the facility margin of 2.3% and SOFR adjustment per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2022

7. Credit Facilities (Continued)

On October 27, 2022, the Borrower amended and restated the Amended PNC Credit Agreement (as further amended the “Third Amended PNC Credit Agreement”). The Third Amended PNC Credit Agreement, among other things, removed reference to LIBOR rates and the related definitions and added reference to SOFR rates and the related definitions in which the Borrower may now elect a fluctuating rate of interest that is based on SOFR rather than LIBOR. Loans under the PNC Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) SOFR rate plus the sum of the facility margin of 2.3% and SOFR adjustment per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) SOFR rate plus the sum of the facility margin of 2.3% and SOFR adjustment per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum. On June 19, 2020, the Second Amended PNC Maximum Commitment was increased from $795,000 to $825,000. On November 15, 2021, the Second Amended PNC Maximum Commitment was decreased from $825,000 to $700,000.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2022, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of December 31, 2022, the PNC Borrowing Base assets were more than the Second Amended and Amended PNC Maximum Commitment. As of December 31, 2021, the PNC Borrowing Base assets were less than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of December 31, 2022 and 2021 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2022	$337,000	$337,000	N/A
As of December 31, 2021	$700,000	$543,000	$149,756

(1)
The amount available considers any limitations related to the facility borrowing. No available amount as of December 31, 2022 as the Borrower's ability to make additional borrowings under the PNC Revolving Credit Facility expired on January 31, 2022.

Borrowings under the PNC Credit Facility as of December 31, 2022 and 2021 consisted of $0 and $295,500, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $337,000 and $247,500, respectively, of PNC Term Loan.

The Company incurred financing costs of $3,463 and $4,433, in connection with the Natixis Credit Agreement and the PNC Credit Agreement, respectively. In addition, the Company incurred an additional $2,070 and $1,531 in financing costs in connection with the Amended and Second Amended PNC Credit Agreement, respectively. The Company incurred $255 in financing costs associated with the June 19, 2020 upsize of the PNC Credit Facility. Lastly, the Company incurred financing costs of $139 as part of entering into the Third Amended PNC Credit Agreement.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2022

7. Credit Facilities (Continued)

Costs associated with the Revolving Credit Facilities were primarily recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of December 31, 2022 and 2021, $221 and $2,817 respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company’s Consolidated Statements of Assets and Liabilities. As of December 31, 2022 and 2021, $1,576 and $ 1,113, respectively, of such deferred financing costs have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of December 31,
	2022	2021
Principal amount outstanding on PNC Term Loan	$337,000	$247,500
Deferred financing costs	(1,576)	(1,113)
PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$335,424	$246,387

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of December 31, 2022 and 2021, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the Year Ended December 31,
	2022	2021	2020
Credit Facilities interest expense	$18,584	$12,299	$17,943
Unused fees	691	1,757	1,575
Administrative fees	101	100	100
Amortization of deferred financing costs	2,924	2,699	3,116
Total	$22,300	$16,855	$22,734
Weighted average interest rate	3.93%	2.35%	2.90%
Average outstanding balance	$466,710	$515,948	$609,598

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2022

8. Repurchase Obligations (Continued)

No repurchase agreements were entered into or settled during the year ended December 31, 2022. During the year ended December 31, 2021, the Company entered into and settled a repurchase agreement for which the Company incurred interest expense of $890.

The Company had no outstanding Repurchase Obligations as of December 31, 2022 and 2021.

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

As of December 31, 2022 and 2021, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of December 31,
	2022	2021
Cost of investments for federal income tax purposes	$1,139,662	$1,402,577
Unrealized appreciation	$48,979	$53,276
Unrealized depreciation	$(47,861)	$(22,442)
Net unrealized appreciation on investments	$1,118	$30,834

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2022 and 2021. These differences result primarily from net operating losses, differences in accounting for partnership interest, and amendment fees reclassified as capital gains:

	For the Year Ended December 31,
	2022	2021	2020
Common Unitholders tax reclassification	$—	$(137)	$(137)
Undistributed net investment (loss) income	$(6,979)	$(4,484)	$(4,484)
Accumulated net realized gain (loss)	$6,979	$4,621	$4,621

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2022

9. Income Taxes (Continued)

The tax character of shareholder distributions attributable to the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Ordinary income	$109,097	$114,241	$96,591
Long term capital gain	$7,311	$217,659	$49,044
Return of capital	$116,092	$217,659	$49,044

The tax components of distributable earnings on a tax basis for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Net tax appreciation	$347	$30,118	$3,548
Capital loss carryover	$—	$(1,900)	$(16,108)
Other cumulative effect of timing differences	$(76,750)	$(59,083)	$(15,278)

As of December 31, 2022, the Company had a net long-term capital loss carryforward of $0 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

The Company did not have any unrecognized tax benefits as of December 31, 2022 and 2021, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior two years.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2022

10. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2022, 2021, 2020, 2019 and 2018 is presented below.

	For the Year Ended December 31,
	2022(1)	2021(1)	2020(1)	2019(1)	2018(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$77.81	$93.84	$99.36	$100.23	$100.00
Net Decrease in Common Unitholder NAV from Prior Period			—	(0)
Income from Investment Operations:
Net investment income	7.17	5.66	7.15	2.57	0.44
Net realized and unrealized (loss) gain	(2.01)	2.48	(2.07)	0.60	0.45
Total from investment operations	5.16	8.14	5.08	3.17	0.89
Less Distributions:
From distributable earnings	(8.48)	(8.32)	(7.03)	(3.65)	(0.61)
From return of capital	(8.45)	(15.85)	(3.57)	(0.34)	—
Total distributions(2)	(16.93)	(24.17)	(10.60)	(3.99)	(0.61)
Offering costs, net of offering costs reimbursed	—	—	—	—	(0.05)
Net Asset Value Per Unit (accrual base), End of Period	$66.04	$77.81	$93.84	$99.36	$100.23
Unitholder Total Return(3)	8.07%	11.25%	8.69%	8.98%	5.59%
Unitholder IRR before incentive fees(4)	11.96%	12.50%	10.07%	11.06%	8.49%
Unitholder IRR after all fees and expenses(4)	9.87%	10.21%	9.00%	9.00%	8.49%
Ratios and Supplemental Data
Members’ Capital, end of period	$741,665	$903,296	$830,397	$816,230	$401,404
Units outstanding, end of period	13,734,010	13,734,010	13,734,010	13,734,010	10,672,260
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	7.31%	8.97%	6.35%	10.29%	6.46%
Expenses (reimbursed) recaptured by Adviser	(0.02%)	(0.05%)	(0)	—	0.37%
Ratio of net expenses to average net assets	7.29%	8.92%	6.22%	10.29%	6.83%
Ratio of financing cost to average net assets	2.64%	1.76%	2.92%	4.72%	2.91%
Ratio of net investment income before expense recapture to average net assets	11.63%	8.06%	12.46%	6.94%	4.20%
Ratio of net investment income to average net assets	11.64%	8.10%	12.59%	6.94%	3.84%
Ratio of incentive fees to average net assets	2.10%	4.51%	0.40%	0	—
Credit facilities payable	$335,424	$586,887	$583,352	$755,387	$300,000
Asset coverage ratio	3.20	2.54	2.42	2.08	2.34
Portfolio turnover rate	13.16%	39.85%	49.52%	12.91%	67.41%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of December 31, 2022, 2021, 2020 and 2019, respectively.
(2)
Excludes return of unused capital.
(3)
The Total Return for the years ended December 31, 2022, 2021, 2020 and 2019 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2022

10. Financial Highlights (Continued)

(4)
The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 11.96%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.87%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 10, 2023, the Company entered into the sixth amendment to the revolving credit agreement with Natixis. The sixth amendment includes the addition of the Adjusted Term SOFR Rate and removal of the Eurocurrency Rate for purposes of calculating interest on the loan. The Company incurred $25 of upfront costs to amend the loan.