Form 10-Q
period 2023-03-31
TCW Direct Lending VII LLC
filed 2023-05-10
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of March 31, 2023, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 10, 2023 was 13,734,010.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2023

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 15.54% inc PIK (SOFR + 10.25%, 1.50% Floor, 2.75% PIK)	2.7%	$21,727,133	08/20/24	$21,608,472	$20,010,689
	Heligear Acquisition Co.	07/30/19	Term Loan - 12.65% (SOFR + 7.50%, 2.00% Floor)	6.7%	49,966,411	07/30/24	49,694,933	49,966,411
	Karman Holdings LLC	12/21/20	Revolver - 12.17% (LIBOR + 7.00%, 1.00% Floor)	0.7%	5,571,634	12/21/25	5,571,634	5,415,628
	Karman Holdings LLC	12/21/20	Term Loan - 11.85% (LIBOR + 7.00%, 1.00% Floor)	7.9%	60,672,420	12/21/25	59,939,057	58,973,592
	Navistar Defense, LLC (2) (5)	08/01/22	Term Loan - 13.61% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	4.6%	36,713,538	02/01/26	33,109,294	34,841,147
				22.6%	174,651,136		169,923,390	169,207,467
Auto Components
	Shipston Group U.S. Inc.	05/18/20	Last Out Term Loan - 13.32% inc PIK (LIBOR + 8.50%, 1.00% Floor, all PIK)	0.2%	1,897,971	09/28/24	1,897,971	1,425,376
	Shipston Group U.S. Inc.	09/28/18	Last Out Term Loan - 13.26% inc PIK (LIBOR + 8.50%, 1.00% Floor, all PIK)	2.9%	28,564,267	09/28/24	28,523,453	21,451,764
	Shipston Group U.S. Inc.	01/20/22	Last Out Delayed Draw Term Loan - 13.32% inc PIK (LIBOR + 8.50%, 1.00% Floor, all PIK)	0.2%	1,649,838	09/28/24	1,649,838	1,239,029
				3.3%	32,112,076		32,071,262	24,116,169
Capital Goods
	Carolina Atlantic Roofing Suppy LLC	05/28/21	Term Loan - 12.91% (SOFR + 7.75%, 2.00% Floor)	4.7%	35,564,473	05/28/26	35,115,458	34,888,748
				4.7%	35,564,473		35,115,458	34,888,748
Chemicals
	AGY Holdings Corp. (2)	09/21/20	Delayed Draw Term Loan - 15.16% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	3.3%	26,735,681	09/21/25	26,735,681	25,051,333
	AGY Holdings Corp. (2)	09/21/20	Term Loan - 14.83% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	3.6%	29,093,555	09/21/25	29,093,555	27,260,661
	AGY Holdings Corp. (2)	05/27/22	Delayed Draw Term Loan - 15.16% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	0.4%	3,466,380	09/21/25	3,466,380	3,247,998
				7.3%	59,295,616		59,295,616	55,559,992

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Commercial & Professional Services
	Rapid Displays, Inc.	04/16/21	Term Loan - 11.46% (LIBOR + 6.63%, 1.00% Floor)	1.8%	$13,912,200	04/13/26	$13,805,183	$13,411,361
	Rapid Displays, Inc.	09/29/22	Incremental Term Loan - 11.76% (LIBOR + 7.00%, 1.00% Floor)	0.0%	246,245	04/13/26	241,493	240,581
				1.8%	14,158,445		14,046,676	13,651,942
Commercial Services & Supplies
	Retail Services WIS Corporation	05/20/21	Term Loan - 12.91% (LIBOR + 7.75%, 1.00% Floor)	6.1%	45,409,275	05/20/25	44,830,394	45,590,913
				6.1%	45,409,275		44,830,394	45,590,913
Consumer Durables & Apparel
	Rocky Brands, Inc. (3)	03/15/21	Term Loan - 12.14% (SOFR + 7.50%, 2.00% Floor)	4.6%	36,717,801	03/15/26	36,283,863	34,698,322
	Twin Star International, Inc.	06/18/21	Term Loan - 12.55% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	4.4%	43,113,731	06/18/26	42,796,387	32,766,436
	Twin Star International, Inc.	02/15/23	Delayed Draw Term Loan - 12.55% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	854,901	06/18/26	854,901	854,901
				9.1%	80,686,433		79,935,151	68,319,659
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 17.16% (SOFR + 12.00%, 1.25% Floor)	5.1%	39,300,492	02/26/26	38,845,623	38,121,477
				5.1%	39,300,492		38,845,623	38,121,477
Energy Equipment & Services
	Profrac Services II, LLC	03/04/22	Term Loan - 12.10% (SOFR + 7.25%, 1.00% Floor)	4.4%	32,204,459	03/04/25	31,584,758	32,848,548
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 14.42% inc PIK (SOFR + 9.50%, 1.50% Floor, 2.75% PIK)	1.2%	9,747,888	10/22/24	9,747,888	9,289,737
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 14.42% inc PIK (SOFR + 9.50%, 1.50% Floor, 2.75% PIK)	3.0%	23,391,553	10/22/24	23,220,880	22,292,150
				8.6%	65,343,900		64,553,526	64,430,435
Food Products
	Hometown Food Company	08/31/18	Term Loan - 9.85% (LIBOR + 5.00%, 1.25% Floor)	2.4%	18,292,637	08/31/23	18,258,069	18,292,637
				2.4%	18,292,637		18,258,069	18,292,637
Health Care Technology
	PatientPoint Health Technologies, LLC	03/30/21	Term Loan - 12.16% (SOFR + 7.00%, 1.00% Floor)	2.2%	$16,401,000	03/07/25	16,193,740	16,236,990
				2.2%	16,401,000		16,193,740	16,236,990

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Delayed Draw Term Loan - 11.62% inc PIK (SOFR + 6.50%, 0.75% Floor, 1.00% PIK)	1.7%	14,061,587	05/26/27	14,061,587	12,922,598
	KBP Brands, LLC	05/26/21	Term Loan - 11.62% inc PIK (SOFR + 6.50%, 0.75% Floor, 1.00% PIK)	1.2%	9,940,863	05/26/27	9,718,307	9,135,653
	Red Lobster Management, LLC	01/22/21	Term Loan - 12.92% (SOFR + 8.00%, 1.50% Floor)	6.6%	54,296,577	01/22/26	53,686,044	49,409,885
				9.5%	78,299,027		77,465,938	71,468,136
Household Durables
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 10.84% (LIBOR + 5.87%, 1.00% Floor)	3.6%	26,681,925	10/29/26	26,668,876	26,681,925
				3.6%	26,681,925		26,668,876	26,681,925
Household Products
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 18.25% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	7.6%	57,177,588	03/31/25	55,482,021	56,777,344
	Greenfield World Trade, Inc.	08/12/21	Last Out Delayed Draw Term Loan - 18.19% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	1.6%	12,158,545	03/31/25	11,235,050	12,073,435
				9.2%	69,336,133		66,717,071	68,850,779
Information Technology Services
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 11.46% (LIBOR + 6.25%, 1.50% Floor)	1.6%	12,070,680	11/15/23	12,070,680	12,070,680
	Corcentric, Inc.	11/15/18	Term Loan - 11.46% (LIBOR + 6.25%, 1.50% Floor)	4.1%	30,704,380	11/15/23	30,607,117	30,704,380
				5.7%	42,775,060		42,677,797	42,775,060
Internet & Direct Marketing Retail
	Altern Marketing LLC	09/30/20	First Out Term Loan - 11.00% (SOFR + 6.00%, 2.00% Floor)	1.1%	8,171,309	10/07/24	8,104,503	8,122,281
	Altern Marketing LLC	09/30/20	Revolver - 13.00% (PRIME + 5.00%, 2.00% Floor)	0.3%	1,989,530	10/07/24	1,989,530	1,977,593
				1.4%	10,160,839		10,094,033	10,099,874

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Media
	Encompass Digital Media, Inc.	10/01/18	Revolver - 12.35% inc PIK (LIBOR + 7.50%, 1.25% Floor, all PIK)	0.2%	$1,840,441	09/28/23	$1,840,441	$1,599,344
	Encompass Digital Media, Inc.	10/01/18	Term Loan - 12.35% inc PIK (LIBOR + 7.50%, 1.25% Floor, all PIK)	3.7%	31,703,796	09/28/23	31,665,556	27,550,599
				3.9%	33,544,237		33,505,997	29,149,943
Publishing
	Bendon Inc.	12/11/20	Term Loan - 12.55% (SOFR + 7.50%, 1.50% Floor)	6.1%	47,811,249	12/11/25	47,225,214	45,468,498
				6.1%	47,811,249		47,225,214	45,468,498
Software
	Mondee Holdings LLC	12/20/19	Term Loan - 13.66% inc PIK (SOFR + 8.50%, 1.75% Floor, 3.50% PIK)	9.1%	67,515,502	12/23/24	66,847,438	68,055,626
				9.1%	67,515,502		66,847,438	68,055,626
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	10/09/20	Term Loan - 13.81% inc PIK (SOFR + 9.00%, 1.00% Floor, 6.50% PIK)	5.2%	43,813,438	10/09/25	41,846,166	38,906,333
	Centric Brands Inc. (3)	10/09/20	Revolver - 10.38% (SOFR + 5.75%, 1.00% Floor)	0.4%	3,245,604	10/09/24	3,234,928	3,245,604
	Hollander Intermediate LLC	09/19/22	Term Loan - 13.67% (SOFR + 8.75%, 2.00% Floor)	7.2%	58,720,198	09/19/26	58,720,198	53,670,261
				12.8%	105,779,240		103,801,292	95,822,198
	Total Debt Investments			134.5%	1,063,118,695		1,048,072,561	1,006,788,468

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2023

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2) (5) (6)	Class A Units	0.0%	4,399	43,990	—
			0.0%	4,399	43,990	—
Chemicals
	AGY Equity LLC (2) (5) (6)	Class A Preferred Units	0.0%	7,752,414	—	—
	AGY Equity LLC (2) (5) (6)	Class B Preferred Units	0.0%	10,078,138	—	—
	AGY Equity LLC (2) (5) (6)	Class C Common Units	0.0%	11,241,000	—	—
	AGY Equity LLC (2) (5) (6)	Class D Preferred Units	0.0%	3,997,226	3,997,226	—
			0.0%	33,068,778	3,997,226	—
Household Durables
	Shelterlogic Group Holdings, Inc (4) (5) (6)	Common Stock	2.8%	1,254,034	—	20,666,480
			2.8%	1,254,034	—	20,666,480
Household Products
	Greenfield World Trade, Inc. (5) (6)	Class A-1 Warrant, expires 03/25/27	0.7%	3,959	3,178,520	5,465,989
	Greenfield World Trade, Inc. (5) (6)	Class A-2 Warrant, expires 03/25/27	0.2%	1,376	1,189,508	1,426,870
	Greenfield World Trade, Inc. (5) (6)	Class A-3 Warrant, expires 03/25/27	0.0%	116	113,932	119,592
			0.9%	5,451	4,481,960	7,012,451
Software
	Mondee Holdings LLC (5) (6)	Common Stock	1.3%	916,136	1,226,708	9,967,560
			1.3%	916,136	1,226,708	9,967,560
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3) (5) (6)	Membership Interests	0.0%	159,658	—	—
	Centric Brands L.P. (3) (5) (6)	Class A LP Interests	0.0%	159,658	—	—
			0.0%	319,316	—	—
	Total Equity Investments		5.0%	35,568,114	9,749,884	37,646,491
	Total Debt & Equity Investments (7)		139.5%		1,057,822,445	1,044,434,959
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.65%		4.8%	35,887,338	35,887,338	35,887,338
	Total Cash Equivalents		4.8%		35,887,338	35,887,338
	Total Investments (144.1%)				$1,093,709,783	$1,080,322,297
	Net unrealized depreciation on unfunded commitments (-0.1%)					(757,889)
	Liabilities in Excess of Other Assets (-44.0%)					(329,623,992)
	Net Assets (100.0%)					$749,940,416

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2023

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and March 31, 2023 along with transactions during the period ended March 31, 2023 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at March 31, 2023	Interest/Dividend/ Other income
AGY Holdings Corp. Delayed Draw Term Loan - 15.16% inc PIK	25,420,236	3,472,056	—	—	(592,961)	28,299,331	2,578,308
AGY Holdings Corp. Term Loan - 14.83% inc PIK	26,315,189	1,422,484	—	—	(477,012)	27,260,661	2,479,970
Navistar Defense, LLC Term Loan - 13.61% inc PIK	34,632,469	—	—	—	208,679	34,841,148	794
AGY Equity LLC Class A Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class B Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class C Common Units	—	—	—	—	—	—	—
AGY Equity LLC Class D Preferred Units	—	—	—	—	—	—	—
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
Total Controlled Affiliated investments	$86,367,894	$4,894,540	$—	$—	$(861,294)	$90,401,140	$5,059,072

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2023, $76,850,259 or 6.8% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and March 31, 2023 along with transactions during the period ended March 31, 2023 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at March 31, 2023	Interest/Dividend/ Other income
Slogic Holding Corp. Last Out Term Loan - 10.84%	$26,681,925	$12,165	$—	$—	$(12,165)	$26,681,925	$707,951
Shelterlogic Group Holdings, Inc Common Stock	29,432,178	—	—	—	(8,765,698)	20,666,480	—
Total Non-Controlled Affiliated Investments	$56,114,103	$12,165	$—	$—	$(8,777,863)	$47,348,405	$707,951

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of March 31, 2023, the aggregate fair value of these securities was $37,646,491, or 3.3% of the Company’s total assets.
(7)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2023

LIBOR - London Interbank Offered Rate, generally 1-Month, 3-Month, or 6-Month

PRIME - Prime Rate

SOFR - Secured Overnight Financing Rate, generally 1-Month, 3-Month, or 6-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $24,892,008 and $67,714,921, respectively, for the period ended March 31, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	100.0%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 15.09% inc PIK (SOFR + 10.25%, 1.50% Floor, 2.75% PIK)	2.9%	$22,774,816	08/20/24	$22,627,335	$21,226,129
	Heligear Acquisition Co.	07/30/19	Term Loan - 12.33% (SOFR + 7.50%, 2.00% Floor)	6.8%	50,701,211	07/30/24	50,374,728	50,549,108
	Karman Holdings LLC	12/21/20	Revolver - 11.73% (LIBOR + 7.00%, 1.00% Floor)	0.7%	5,407,762	12/21/25	5,407,762	5,277,976
	Karman Holdings LLC	12/21/20	Term Loan - 11.73% (LIBOR + 7.00%, 1.00% Floor)	8.0%	61,080,066	12/21/25	60,274,996	59,614,144
	Navistar Defense, LLC (2) (5)	08/01/22	Term Loan - 12.73% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	4.7%	35,556,949	02/01/26	33,109,294	34,632,469
				23.1%	175,520,804		171,794,115	171,299,826
Auto Components
	Shipston Group U.S. Inc.	05/18/20	Last Out Term Loan - 11.27% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	0.2%	1,855,947	09/28/24	1,855,947	1,546,003
	Shipston Group U.S. Inc.	09/28/18	Last Out Term Loan - 10.25% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	3.1%	27,907,008	09/28/24	27,845,788	23,246,538
	Shipston Group U.S. Inc.	01/20/22	Last Out Delayed Draw Term Loan - 11.27% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	0.2%	1,613,490	09/28/24	1,613,490	1,344,037
				3.5%	31,376,445		31,315,225	26,136,578
Capital Goods
	Carolina Atlantic Roofing Suppy LLC	05/28/21	Term Loan - 12.41% (SOFR + 7.75%, 2.00% Floor)	4.8%	35,791,961	05/28/26	35,304,801	35,791,961
				4.8%	35,791,961		35,304,801	35,791,961
Chemicals
	AGY Holdings Corp. (2)	09/21/20	Delayed Draw Term Loan - 14.73% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	3.3%	25,452,322	09/21/25	25,452,322	24,205,159
	AGY Holdings Corp. (2)	09/21/20	Term Loan - 14.42% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	3.5%	27,671,071	09/21/25	27,671,071	26,315,189
	AGY Holdings Corp. (2)	05/27/22	Delayed Draw Term Loan - 14.73% inc PIK (LIBOR + 10.00%, 1.50% Floor, all PIK)	0.2%	1,277,683	06/30/23	1,277,683	1,215,077
				7.0%	54,401,076		54,401,076	51,735,425

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Commercial & Professional Services
	Rapid Displays, Inc.	04/16/21	Term Loan - 10.65% (LIBOR + 6.63%, 1.00% Floor)	1.9%	$13,947,600	04/13/26	$13,831,596	$13,752,334
	Rapid Displays, Inc.	09/29/22	Incremental Term Loan - 10.65% (LIBOR + 7.00%, 1.00% Floor)	0.0%	246,862	04/13/26	241,712	246,862
				1.9%	14,194,462		14,073,308	13,999,196
Commercial Services & Supplies
	Retail Services WIS Corporation	05/20/21	Term Loan - 12.48% (LIBOR + 7.75%, 1.00% Floor)	6.2%	46,013,788	05/20/25	45,359,517	46,059,802
				6.2%	46,013,788		45,359,517	46,059,802
Construction & Engineering
	UniTek Acquisition, Inc.	09/16/20	Delayed Draw Term Loan A - 9.76% inc PIK (SOFR + 6.50%, 1.00% Floor, 2.00% PIK)	0.2%	1,297,786	08/20/23	801,063	1,265,341
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 10.76% inc PIK (SOFR + 7.50%, 1.00% Floor, 2.00% PIK)	0.4%	3,505,562	08/20/24	3,505,562	3,323,273
	UniTek Acquisition, Inc.	11/10/20	Revolver - 12.00% (PRIME + 4.50%, 1.00% Floor)	0.6%	4,683,444	08/20/23	4,683,444	4,566,358
	UniTek Acquisition, Inc.	09/16/20	Term Loan A - 9.76% inc PIK (SOFR + 6.50%, 1.00% Floor, 2.00% PIK)	0.9%	6,488,936	08/20/23	4,001,579	6,326,712
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 10.76% inc PIK (SOFR + 7.50%, 1.00% Floor, 2.00% PIK)	2.2%	17,523,014	08/20/24	17,412,095	16,611,817
				4.3%	33,498,742		30,403,743	32,093,501
Consumer Durables & Apparel
	Rocky Brands, Inc. (3)	03/15/21	Term Loan - 12.14% (SOFR + 7.50%, 2.00% Floor)	5.8%	44,584,314	03/15/26	44,013,459	42,845,526
	Twin Star International, Inc.	06/18/21	Term Loan - 12.23% (SOFR + 7.50%, 1.50% Floor)	3.8%	39,489,648	06/18/26	39,147,974	27,840,202
				9.6%	84,073,962		83,161,433	70,685,728
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 16.44% (SOFR + 12.00%, 1.25% Floor)	5.2%	39,552,766	02/26/26	39,056,182	38,287,077
				5.2%	39,552,766		39,056,182	38,287,077
Energy Equipment & Services
	Profrac Services II, LLC	03/04/22	Term Loan - 11.10% (SOFR + 7.25%, 1.00% Floor)	4.5%	32,612,110	03/04/25	31,904,225	33,264,352
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 15.69% inc PIK (SOFR + 11.25%, 1.50% Floor, 4.50% PIK)	1.2%	9,362,927	10/22/24	9,362,927	8,847,966
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 15.69% inc PIK (SOFR + 11.25%, 1.50% Floor, 4.50% PIK)	3.0%	23,192,584	10/22/24	22,994,963	21,916,992
				8.7%	65,167,621		64,262,115	64,029,310
Food Products
	Hometown Food Company	08/31/18	Term Loan - 9.39% (LIBOR + 5.00%, 1.25% Floor)	2.7%	20,218,178	08/31/23	20,157,349	20,218,178
	Hometown Food Company	08/31/18	Revolver - 9.39% (LIBOR + 5.00%, 1.25% Floor)	0.2%	1,176,235	08/31/23	1,176,235	1,176,235
				2.9%	21,394,413		21,333,584	21,394,413

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Health Care Technology
	PatientPoint Health Technologies, LLC	03/30/21	Term Loan - 11.84% (SOFR + 7.00%, 1.00% Floor)	2.2%	$16,506,000	03/07/25	16,270,823	16,373,952
				2.2%	16,506,000		16,270,823	16,373,952
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Delayed Draw Term Loan - 10.73% inc PIK (SOFR + 6.00%, 0.75% Floor, 0.50% PIK)	1.8%	14,034,103	05/26/27	14,034,103	13,009,614
	KBP Brands, LLC	05/26/21	Term Loan - 10.25% inc PIK (SOFR + 6.00%, 0.75% Floor, 0.50% PIK)	1.2%	9,939,447	05/26/27	9,703,329	9,213,867
	Red Lobster Management, LLC	01/22/21	Term Loan - 12.32% (SOFR + 8.00%, 1.50% Floor)	6.6%	54,443,650	01/22/26	53,777,763	49,053,728
				9.6%	78,417,200		77,515,195	71,277,209
Household Durables
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 10.09% (LIBOR + 5.96%, 1.00% Floor)	3.6%	26,681,925	10/29/26	26,656,711	26,681,925
				3.6%	26,681,925		26,656,711	26,681,925
Household Products
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 17.78% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	7.7%	56,346,632	03/31/25	54,436,296	56,797,405
	Greenfield World Trade, Inc.	08/12/21	Last Out Delayed Draw Term Loan - 17.78% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	1.6%	11,980,543	12/31/22	10,940,072	12,076,388
				9.3%	68,327,175		65,376,368	68,873,793
Information Technology Services
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 10.98% (LIBOR + 6.25%, 1.50% Floor)	1.6%	12,136,640	11/15/23	12,136,640	12,136,640
	Corcentric, Inc.	11/15/18	Term Loan - 10.98% (LIBOR + 6.25%, 1.50% Floor)	4.2%	30,869,280	11/15/23	30,732,895	30,869,280
				5.8%	43,005,920		42,869,535	43,005,920
Internet & Direct Marketing Retail
	Altern Marketing LLC	09/30/20	First Out Term Loan - 10.69% (SOFR + 6.00%, 2.00% Floor)	1.2%	8,673,924	10/07/24	8,591,509	8,613,206
	Altern Marketing LLC	09/30/20	Revolver - 12.50% (PRIME + 5.00%, 2.00% Floor)	0.1%	531,263	10/07/24	531,263	527,544
				1.3%	9,205,187		9,122,772	9,140,750

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Media
	Encompass Digital Media, Inc.	10/01/18	Revolver - 11.92% inc PIK (LIBOR + 7.50%, 1.25% Floor, all PIK)	0.2%	$1,766,925	09/28/23	$1,766,925	$1,560,195
	Encompass Digital Media, Inc.	10/01/18	Term Loan - 11.92% inc PIK (LIBOR + 7.50%, 1.25% Floor, all PIK)	3.6%	30,455,589	09/28/23	30,398,230	26,892,285
				3.8%	32,222,514		32,165,155	28,452,480
Publishing
	Bendon Inc.	12/11/20	Term Loan - 11.73% (LIBOR + 7.00%, 1.00% Floor)	6.3%	49,264,770	12/11/25	48,605,744	47,047,856
				6.3%	49,264,770		48,605,744	47,047,856
Software
	Mondee Holdings LLC	12/20/19	Term Loan - 13.34% inc PIK (SOFR + 8.50%, 1.75% Floor, 3.50% PIK)	10.2%	75,063,333	12/23/24	74,196,895	75,813,966
				10.2%	75,063,333		74,196,895	75,813,966
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	10/09/20	Term Loan - 13.30% inc PIK (SOFR + 9.00%, 1.00% Floor, 6.50% PIK)	5.2%	43,097,540	10/09/25	40,938,235	38,701,591
	Centric Brands Inc. (3)	10/09/20	Revolver - 9.84% (SOFR + 5.75%, 1.00% Floor)	0.4%	2,989,372	10/09/24	2,978,696	2,989,372
	Hollander Intermediate LLC	09/19/22	Term Loan - 13.19% (SOFR + 8.75%, 2.00% Floor)	7.4%	59,091,845	09/19/26	59,091,845	55,073,599
				13.0%	105,178,757		103,008,776	96,764,562
	Total Debt Investments			142.3%	1,104,858,821		1,086,253,073	1,054,945,230

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2) (5) (6)	Class A Units	0.0%	4,399	43,990	—
			0.0%	4,399	43,990	—
Chemicals
	AGY Equity LLC (2) (5) (6)	Class A Preferred Units	0.0%	7,752,414	—	—
	AGY Equity LLC (2) (5) (6)	Class B Preferred Units	0.0%	10,078,138	—	—
	AGY Equity LLC (2) (5) (6)	Class C Common Units	0.0%	11,241,000	—	—
	AGY Equity LLC (2) (5) (6)	Class D Preferred Units	0.0%	3,997,226	3,997,226	—
			0.0%	33,068,778	3,997,226	—
Household Durables
	Shelterlogic Group Holdings, Inc (4) (5) (6)	Common Stock	4.0%	1,254,034	—	29,432,178
			4.0%	1,254,034	—	29,432,178
Household Products
	Greenfield World Trade, Inc. (5) (6)	Class A-1 Warrant, expires 03/25/27	0.9%	3,959	3,178,520	6,865,228
	Greenfield World Trade, Inc. (5) (6)	Class A-2 Warrant, expires 03/25/27	0.3%	1,376	1,189,508	1,913,294
	Greenfield World Trade, Inc. (5) (6)	Class A-3 Warrant, expires 03/25/27	0.0%	116	113,932	160,520
			1.2%	5,451	4,481,960	8,939,042
Software
	Mondee Holdings LLC (5) (6)	Class G Preferred Stock	1.2%	2,700,922	1,226,708	9,220,164
			1.2%	2,700,922	1,226,708	9,220,164
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3) (5) (6)	Membership Interests	0.0%	159,658	—	—
	Centric Brands L.P. (3) (5) (6)	Class A LP Interests	0.0%	159,658	—	—
			0.0%	319,316	—	—
	Total Equity Investments		6.4%	37,352,900	9,749,884	47,591,384
	Total Debt & Equity Investments (7)		148.7%		1,096,002,957	1,102,536,614
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.06%		5.2%	38,242,961	38,242,961	38,242,961
	Total Cash Equivalents		5.2%		38,242,961	38,242,961
	Total Investments (153.8%)				$1,134,245,918	$1,140,779,575
	Net unrealized depreciation on unfunded commitments (-0.1%)					(770,877)
	Liabilities in Excess of Other Assets (-53.7%)					(398,343,218)
	Net Assets (100.0%)					$741,665,480

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and December 31, 2022 along with transactions during the year ended December 31, 2022 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2022	Interest/Dividend/ Other income
AGY Holdings Corp. Delayed Draw Term Loan - 14.73% inc PIK	$—	$—	$—	$—	$—	$—	$—
AGY Holdings Corp. Delayed Draw Term Loan - 14.73% inc PIK	19,425,938	7,206,449	—	—	(1,212,151)	25,420,236	5,686,033
AGY Holdings Corp. Term Loan - 14.42% inc PIK	25,005,013	2,540,405	—	—	(1,230,229)	26,315,189	5,854,193
Navistar Defense, LLC Term Loan - 12.73% inc PIK	—	33,109,294	—	—	1,523,175	34,632,469	3,354
AGY Equity LLC Class A Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class B Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class C Common Units	—	—	—	—	—	—	—
AGY Equity LLC Class D Preferred Units	—	3,997,226	—	—	(3,997,226)	—	—
TCW ND Parent Holdings LLC Class A Units	—	43,990	—	—	(43,990)	—	—
Navistar Defense, LLC Term Loan A - 9.75% inc PIK	3,244,352	107,614	(2,307,174)	—	(1,044,792)	—	198,952
Navistar Defense, LLC Term Loan B - 9.75% inc PIK	13,671,013	772,753	(18,197,242)	—	3,753,476	—	1,502,138
Navistar Defense, LLC Term Loan C - 9.75% inc PIK	—	9,261,149	(9,261,149)	—	—	—	1,804,531
Total Controlled Affiliated investments	$61,346,316	$57,038,880	$(29,765,565)	$—	$(2,251,737)	$86,367,894	$15,049,201

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
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and December 31, 2022 along with transactions during the year ended December 31, 2022 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2022	Interest/Dividend/ Other income
Slogic Holding Corp. Last Out Term Loan - 10.09%	$26,681,925	$121,434	$—	$—	$(121,434)	$26,681,925	$2,275,402
Shelterlogic Group Holdings, Inc Common Stock	30,761,454	—	—	—	(1,329,276)	29,432,178	—
Total Non-Controlled Affiliated Investments	$57,443,379	$121,434	$—	$—	$(1,450,710)	$56,114,103	$2,275,402

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

PRIME - Prime Rate

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $198,299,049 and $514,779,805, respectively, for the year ended December 31, 2022. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	100.0%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of March 31,
	2023	As of December 31,
	(unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $934,707 and $977,794, respectively)	$906,686	$960,055
Non-controlled affiliated investments (amortized cost of $26,669 and $26,657, respectively)	47,348	56,114
Controlled affiliated investments (amortized cost of $96,446 and $91,552, respectively)	90,401	86,368
Cash and cash equivalents	74,196	47,657
Interest receivable	10,367	11,632
Receivable for investments sold	7,344	605
Due from Adviser	157	157
Deferred financing costs	66	221
Prepaid and other assets	52	103
Total Assets	$1,136,617	$1,162,912

Liabilities
Term loan (net of $1,214 and $1,576 of deferred financing costs, respectively)	$298,786	$335,424
Incentive fee payable	78,335	76,266
Management fees payable	4,055	4,177
Interest and credit facilities expense payable	3,842	4,130
Unrealized depreciation on unfunded commitments	758	771
Directors’ fees payable	98	—
Other accrued expenses and other liabilities	803	479
Total Liabilities	386,677	421,247

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	1,373,401	1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(387,434)	(387,434)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	818,068	818,068
Accumulated loss	(68,128)	(76,403)
Total Members’ Capital	$749,940	$741,665
Total Liabilities and Members’ Capital	$1,136,617	$1,162,912
Net Asset Value Per Unit (Note 10)	$66.64	$66.04

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the Three Months Ended March 31,
	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$26,631	$28,449
Interest income paid-in-kind	8,898	7,439
Other fee income	85	213
Non-controlled affiliated investments:
Interest income	708	474
Controlled affiliated investments:
Interest income	2,231	1,154
Interest income paid-in-kind	2,827	763
Other fee income	1	—
Total investment income	41,381	38,492

Expenses
Interest and credit facilities expenses	6,277	5,089
Management fees	4,055	5,236
Incentive fees	2,069	3,890
Professional fees	326	234
Administrative fees	319	359
Directors’ fees	100	100
Other expenses	71	79
Total expenses	13,217	14,987
Net investment income	28,164	23,505
Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	19	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(10,269)	(3,168)
Non-controlled affiliated investments	(8,778)	(3,418)
Controlled affiliated investments	(861)	(1,361)
Net realized and unrealized (loss) gain on investments	(19,889)	(7,947)
Net increase in Members’ Capital from operations	$8,275	$15,558
Basic and diluted:
Income per unit	$0.60	$1.13

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2023

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2022	$934,160	$(30,864)	$903,296
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	23,505	23,505
Net change in unrealized appreciation/(depreciation) on investments	—	(7,947)	(7,947)
Total Increase in Members’ Capital for the three months ended March 31, 2022	—	15,558	15,558
Members’ Capital at March 31, 2022	$934,160	$(15,306)	$918,854

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2023	$818,068	$(76,403)	$741,665
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	28,164	28,164
Net realized gain on investments	—	19	19
Net change in unrealized appreciation/(depreciation) on investments	—	(19,908)	(19,908)
Total Increase in Members’ Capital for the three months ended March 31, 2023	—	8,275	8,275
Members’ Capital at March 31, 2023	$818,068	$(68,128)	$749,940

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$8,275	$15,558
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(13,167)	(66,323)
Interest income paid-in-kind	(11,725)	(8,202)
Proceeds from sales and paydowns of investments	60,978	95,456
Net realized gain on investments	(19)	—
Net change in unrealized (appreciation)/depreciation on investments	19,908	7,947
Amortization of premium and accretion of discount, net	(4,624)	(3,355)
Amortization of deferred financing costs	516	1,388
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	1,265	(350)
(Increase) decrease in due from Adviser	—	—
(Increase) decrease in prepaid and other assets	51	50
Increase (decrease) in payable for open trades	—	—
Increase (decrease) in incentive fees payable	2,069	3,890
Increase (decrease) in management fees payable	(122)	(11)
Increase (decrease) in interest and credit facilities expense payable	(288)	2
Increase (decrease) in directors’ fees payable	98	84
Increase (decrease) in other accrued expenses and liabilities	324	411
Net cash provided by operating activities	63,539	46,545
Cash Flows from Financing Activities
Repayments of credit facilities	(37,000)	(45,000)
Net cash used in financing activities	(37,000)	(45,000)
Net increase in cash and cash equivalents	26,539	1,545
Cash and cash equivalents, beginning of period	47,657	113,687
Cash and cash equivalents, end of period	$74,196	$115,232
Supplemental and non-cash financing activities
Interest expense paid	$5,840	$3,330
Purchase of investments due to reorganization	$1,227	$17,247
Change in receivable for investments sold	$6,739	$—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

March 31, 2023

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

March 31, 2023

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2023, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2023 was $387,434.

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

March 31, 2023

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of March 31, 2023.

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

Repurchase Obligations: Transactions whereby the Company sells an investment it currently holds with a concurrent agreement to repurchase the same investment at an agreed upon price at a future date are accounted for as secured borrowings in accordance with ASC 860, Transfers and Servicing. The investment subject to the repurchase agreement remains on the Company's Statements of Assets and Liabilities and a secured borrowing is recorded for the future repurchase obligation. The secured borrowing is collateralized by the investment subject to the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company's Statements of Operations within Interest expense on repurchase transactions.

Recent Accounting Pronouncements: In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on the consolidated financial statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2023

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets are generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2023

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,006,788	$1,006,788
Equity	—	9,968	27,679	37,647
Cash equivalents	35,887	—	—	35,887
Total Assets	$35,887	$9,968	$1,034,467	$1,080,322

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2022:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,054,945	$1,054,945
Equity	—	—	47,591	47,591
Cash equivalents	38,243	—	—	38,243
Total Assets	$38,243	$—	$1,102,536	$1,140,779

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2023:

	Debt	Equity	Total
Balance, January 1, 2023	$1,054,945	$47,591	$1,102,536
Purchases, including payments received in-kind	24,892	—	24,892
Sales and paydowns of investments	(67,715)	(1,227)	(68,942)
Amortization of premium and accretion of discount, net	4,624	—	4,624
Net realized gains	19	—	19
Net change in unrealized appreciation/(depreciation)	(9,977)	(18,685)	(28,662)
Balance, March 31, 2023	$1,006,788	$27,679	$1,034,467
Net change in unrealized appreciation/(depreciation) in investments held as of March 31, 2023	$(8,278)	$(10,692)	$(18,970)

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2023

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

The Company did not have any transfers between levels during the three months ended March 31, 2023 and 2022.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2023:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$721,137	Income Method	Discount Rate	9.3% to 27.0%	15.3%	Decrease
Debt	$33,621	Market Method	EBITDA Multiple	5.3x to 6.3x	N/A	Increase
		Market Method	Revenue Multiple	0.8x to 1.0x	N/A	Increase
Debt	$94,738	Market Method	EBITDA Multiple	6.0x to 8.0x	N/A	Increase
Debt	$114,517	Market Method	Revenue Multiple	0.2x to 0.9x	N/A	Increase
Debt	$42,775	Income Method	Discount Rate	11.2% to 12.5%	11.9%	Decrease
		Income Method	Take Out Indication	100.0% to 100.0%	N/A	Increase
Equity	$20,667	Market Method	EBITDA Multiple	6.0x to 8.0x	N/A	Increase
Equity	$—	Market Method	Revenue Multiple	0.5x to 0.9x	N/A	Increase
Equity	$7,012	Market Method	EBITDA Multiple	8.0x to 9.0x	N/A	Increase
		Income Method	Implied Volatility	60.0% to 60.0%	N/A	Increase
			Expected Term (in years)	2.0 to 2.0	N/A	Increase

* Weighted based on fair value

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2023

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

March 31, 2023

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2023

4. Agreements and Related Party Transactions (Continued)

For the three months ended March 31, 2023, Management Fees incurred were $4,055 of which $4,055 remained payable as of March 31, 2023. For the three months ended March 31, 2022, Management Fees incurred amounted to $5,236 of which $5,236 remained payable at March 31, 2022.

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

March 31, 2023

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

March 31, 2023

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

March 31, 2023

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2023

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2023 and December 31, 2022:

		March 31, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$1,937	$130	$4,135	$203
Altern Marketing LLC	October 2024	3,208	19	4,686	33
Bendon Inc.	December 2025	6,907	356	7,263	326
Centric Brands Inc.	October 2024	2,050	—	2,306	—
Encompass Digital Media, Inc.	September 2023	614	93	794	93
Greenfield World Trade, Inc.	June 2023	4,653	33	4,685	—
Hometown Food Company	August 2023	5,881	—	4,705	—
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	956	28	1,147	28
KBP Brands, LLC (fka KBP Investments LLC)	May 2027	402	35	437	32
Mondee Holdings LLC	December 2024	—	—	8,613	—
Rapid Displays, Inc.	April 2026	1,706	64	1,770	25
UniTek Acquisition, Inc.	August 2023	—	—	571	14
WDE TorcSill Holdings LLC	October 2024	8	—	313	17
Total		$28,322	$758	$41,425	$771

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2023, the Company is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2023

6. Members' Capital

The Company’s Unit activity for the three months ended March 31, 2023 and 2022, was as follows:

	Three Months Ended March 31,
	2023	2022
Units at beginning of period	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three months ended March 31, 2023 and 2022.

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2023, the Company was in compliance with such covenants.

As of March 31, 2023 and December 31, 2022, the Natixis Borrowing Base assets were more than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of March 31, 2023 and December 31, 2022 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2023	$250,000	$—	$250,000
As of December 31, 2022	$250,000	$—	$250,000

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

March 31, 2023

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

On October 27, 2022, the Borrower amended and restated the Amended PNC Credit Agreement (as further amended the “Third Amended PNC Credit Agreement”). The Third Amended PNC Credit Agreement, among other things, removed reference to LIBOR rates and the related definitions and added reference to SOFR rates and the related definitions in which the Borrower may now elect a fluctuating rate of interest that is based on SOFR rather than LIBOR. Loans under the PNC Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) SOFR rate plus the sum of the facility margin of 2.30% and SOFR adjustment per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2023

7. Credit Facilities (Continued)

On January 10, 2023, the Company entered into a Sixth Amendment to the Revolving Credit Agreement with Natixis (the "Sixth Amended Revolving Credit Agreement"). The Sixth Amended Revolving Credit Agreement replaces the Eurocurrency Rate with a Daily Simple SOFR Rate, Term SOFR Rate and Adjusted Term SOFR Rate (each as defined in the Sixth Amended Revolving Credit Agreement) for purposes of calculating interest on the loan. Each Term SOFR Loan shall bear interest on the outstanding principal amount thereof for each Interest Period at a rate per annum equal to the Adjusted Term SOFR Rate for such Interest Period plus the interest rate spread or "Applicable Margin." Each Daily SOFR Loan will bear interest on the outstanding principal amount thereof at a rate per annum equal to Daily Simple SOFR plus the Applicable Margin. The Term SOFR Loan and Daily SOFR Loan have an Applicable Margin of 1.75%.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2023, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are consolidated in the Company’s consolidated financial statements and considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

Borrowings under the PNC Term Loan as of March 31, 2023 and December 31, 2022 were $300,000 and $337,000, respectively.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2023

7. Credit Facilities (Continued)

The Company incurred $629 in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. Costs associated with the Revolving Credit Facilities were primarily recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective term of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of March 31, 2023 and December 31, 2022, $66 and $221, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company’s Consolidated Statements of Assets and Liabilities. As of March 31, 2023 and December 31, 2022, $1,214 and $1,576, respectively, of such deferred financing costs have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of March 31, 2023	As of December 31, 2022
Principal amount outstanding on PNC Term Loan	$300,000	$337,000
Deferred financing costs	(1,214)	(1,576)
PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$298,786	$335,424

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of March 31, 2023 and 2022, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Credit Facilities interest expense	$5,555	$3,486
Unused commitment fees	156	215
Administrative fees	50	—
Amortization of deferred financing costs	516	1,388
Total	$6,277	$5,089
Weighted average interest rate	7.03%	2.54%
Average outstanding balance	$316,033	$549,000

P[

8. Repurchase Obligation

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (each, a “Macquarie Transaction”).

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2023

8. Repurchase Obligation (continued)

In accordance with ASC 860, Transfers and Servicing, these Macquarie Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by a Macquarie Transaction remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase Obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the Repurchase Obligation is reported on the Company’s Consolidated Statements of Operations within Other expenses.

No repurchase agreements were entered into or settled during the three months ended March 31, 2023 and 2022.

The Company had no outstanding Repurchase Obligations as of March 31, 2023 and December 31, 2022.

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

As of March 31, 2023 and December 31, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of March 31, 2023	As of December 31, 2022
Cost of investments for federal income tax purposes	$1,093,710	$1,139,662
Unrealized appreciation	$39,518	$48,979
Unrealized depreciation	$(52,911)	$(47,861)
Net unrealized (depreciation)/appreciation on investments	$(13,393)	$1,118

The Company did not have any unrecognized tax benefits as of December 31, 2022, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior two years.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2023

10. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2023 and 2022 is presented below.

	For the Three Months Ended March 31,
	2023(1)	2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$66.04	$77.81
Income from Investment Operations:
Net investment income	2.05	1.71
Net realized and unrealized gain (loss)	(1.45)	(0.58)
Total income from investment operations	0.60	1.13
Net Asset Value Per Unit (accrual base), End of Period	$66.64	$78.94
Unitholder Total Return(2)(3)	1.01%	1.66%
Unitholder IRR before incentive fees(4)	11.64%	12.19%
Unitholder IRR after all fees and expenses(4)	9.63%	9.98%
Ratios and Supplemental Data
Members’ Capital, end of period	$749,940	$918,854
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	7.14%	6.67%
Ratio of financing cost to average net assets(3)	0.84%	0.56%
Ratio of net investment income to average net assets(5)	15.21%	10.46%
Ratio of incentive fees to average net assets(5)	1.12%	1.73%
Credit facilities payable	298,786	540,525
Asset coverage ratio	3.50	2.69
Portfolio turnover rate(3)	1.21%	4.64%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of March 31, 2023 and 2022, respectively.
(2)
The Total Return for the three months ended March 31, 2023 and 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 11.64%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.63%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
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
•
the ability of the Adviser to monitor and administer our investments;

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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 28, 2023.

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

Critical Accounting Policies and Estimates

Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets are generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

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

Investment Activity

As of March 31, 2023, our portfolio consisted of 41 debt investments and 12 equity investments. Based on fair values as of March 31, 2023, our portfolio was 96.4% invested in debt investments which were mostly senior secured term loans. The remaining 3.6% represented our equity investments, which were comprised of common stock, preferred stock, membership interests and warrants. We had one debt investment that was on non-accrual status as of March 31, 2023, representing 3.3% and 3.1% of our portfolio's fair value and cost, respectively.

As of December 31, 2022, our portfolio consisted of 46 debt investments and 12 equity investments. Based on fair values as of December 31, 2022, our portfolio was 95.7% invested in debt investments which were mostly senior secured term loans. The remaining 4.3% represented our equity investments, which were comprised of common stock, preferred stock and warrants. We had one debt investment on non-accrual status as of December 31, 2022, representing 3.1% and 3.0% of our portfolio's fair value and cost, respectively.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2023:

Industry	Percent of Total Investments
Aerospace & Defense	17%
Textiles, Apparel & Luxury Goods	9%
Household Products	7%
Hotels, Restaurants & Leisure	7%
Software	7%
Consumer Durables & Apparel	7%
Energy Equipment & Services	6%
Chemicals	5%
Household Durables	5%
Publishing	4%
Information Technology Services	4%
Consumer Services	4%
Commercial Services & Supplies	4%
Capital Goods	3%
Media	3%
Food Products	2%
Health Care Technology	2%
Auto Components	2%
Internet & Direct Marketing Retail	1%
Commercial & Professional Services	1%
Total	100%

Interest income, including interest income paid-in-kind, was $41.3 million and $38.3 million for the three months ended March 31, 2023 and 2022, respectively. We also earned $0.1 million and $0.2 million in other fee income during the three months ended March 31, 2023 and 2022, respectively.

Results of Operations

Our operating results for the three months ended March 31, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022

Total investment income	$41,381	$38,492
Total expenses	13,217	14,987
Net investment income	28,164	23,505
Net realized (loss) gain on investments	19	—
Net change in unrealized appreciation/(depreciation) on investments	(19,908)	(7,947)
Net increase in Members’ Capital from operations	$8,275	$15,558

Total investment income

Total investment income for the three months ended March 31, 2023 and 2022 was $41.4 million and $38.5 million, respectively. The increase in total investment income during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to an increase in interest rates during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Additionally, there was an increase of $3.3 million due to accelerated original issue discounts from payoffs of loans and $1.3 million in amendment fees during the three months ended March 31, 2023. These increases were partially offset by the decrease in the number of debt investments in our portfolio, which decreased to 41 as of March 31, 2023, as compared to 53 as of March 31, 2022.

Net investment income

Net investment income for the three months ended March 31, 2023 and 2022 was $28.2 million and $23.5 million, respectively. The increase in our net investment income during the three months ended March 31, 2023 compared the three months ended March 31, 2022 was primarily due to the increase in total investment income described above, coupled with a decrease in total expenses during the three months ended March 31, 2023. The decrease in total expenses was primarily attributable to the decrease in incentive fees and management fees during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and was partially offset by an increase in interest and credit facilities expenses.

Expenses for the three months ended March 31, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022
Expenses
Interest and credit facilities expenses	$6,277	$5,089
Management fees	4,055	5,236
Incentive fees	2,069	3,890
Professional fees	326	234
Administrative fees	319	359
Directors' fees	100	100
Other expenses	71	79
Total expenses	$13,217	$14,987

Our total expenses were $13.2 million and $15.0 million for the three months ended March 31, 2023 and 2022, respectively. Our total expenses included management fees attributed to the Adviser of $4.1 million and $5.2 million; and incentive fees of $2.1 million and $3.9, for the three months ended March 31, 2023 and 2022, respectively.

The decrease in total expenses during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the decrease in incentive fees during the current quarter combined with a decrease in management fees caused by the decrease in the size of our portfolio of debt investments. Incentive fees decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to $19.8 million of net realized and unrealized losses recognized during the three months ended March 31, 2023 versus $7.9 million of net realized and unrealized losses recognized during the three months ended March 31, 2022. The decreases were partially offset by the increase in interest and credit facilities expenses due to a higher weighted average interest rate during the current quarter compared to the three months ended March 31, 2022.

Net realized gain on investments

Our net realized gain on investments for the three months ended March 31, 2023 and 2022 was $19 thousand and $0, respectively. Our net realized gain during the three months ended March 31, 2023 is fully attributable to our partial sale of the Mondee Holdings, LLC term loan. We did not have a net realized (loss) gain during the three months ended March 31, 2022 as none of our investments were disposed of during the period.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) investments for the three months ended March 31, 2023 and 2022 was ($19.9) million and ($7.9) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2023 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Mondee Holdings Inc.	Common Stock	$8,741	**
Twin Star International, Inc.	Term Loan	1,278
Hollander Intermediate LLC	Term Loan	(1,032)
Greenfield World Trade, Inc.	Last Out Term Loan	(1,066)
Greenfield World Trade, Inc.	Class A-1 Warrant	(1,399)
UniTek Acquisition, Inc.	Term Loan	(2,325)	*
Shipston Group U.S. Inc.	Last Out Term Loan	(2,472)
Mondee Holdings Inc.	Preferred Stock	(7,993)	**
Shelterlogic Group Holdings, Inc	Common Stock	(8,766)
All others	Various	(4,874)
Net change in unrealized appreciation/(depreciation)		$(19,908)

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the three months ended March 31, 2023 as realized gains/(losses) and/or accelerated original issue discount.

**Our investment in Mondee Holdings, Inc. preferred stock converted into an investment in Mondee Holdings, Inc. common stock during the three months ended March 31, 2023.

Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2022 was primarily due to the following investments (dollar amounts in thousands):

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

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended March 31, 2023 and 2022 was $8.3 million and $15.6 million, respectively. The lower net increase in Members’ Capital from operations during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to net unrealized depreciation during the current quarter which, as previously described, was a net depreciation of ($19.9) million, compared to a net unrealized depreciation of ($7.9) million during the three months ended March 31, 2022, partially offset by higher net investment income during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

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

As of March 31, 2023, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

March 31, 2023
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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of March 31, 2023, we were in compliance with such covenants.

As of March 31, 2023 and December 31, 2022, the Natixis Borrowing Base assets were more than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of March 31, 2023 and December 31, 2022 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2023	$250,000	$—	$250,000
As of December 31, 2022	$250,000	$—	$250,000
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

On January 10, 2023, we entered into a Sixth Amendment to the Revolving Credit Agreement with Natixis (the "Sixth Amended Revolving Credit Agreement"). The Sixth Amended Revolving Credit Agreement replaces the Eurocurrency Rate with a Daily Simple SOFR Rate, Term SOFR Rate and Adjusted Term SOFR Rate (each as defined in the Sixth Amended Revolving Credit Agreement) for purposes of calculating interest on the loan. Each Term SOFR Loan shall bear interest on the outstanding principal amount thereof for each Interest Period at a rate per annum equal to the Adjusted Term SOFR Rate for such Interest Period plus the interest rate spread or "Applicable Margin." Each Daily SOFR Loan will bear interest on the outstanding principal amount thereof at a rate per annum equal to Daily Simple SOFR plus the Applicable Margin. The Term SOFR Loan and Daily SOFR Loan have an Applicable Margin of 1.75%.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2023, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are consolidated in our consolidated financial statements and considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

Borrowings under the PNC Term Loan as of March 31, 2023 and December 31, 2022 consisted of $300.0 million and $337.0 million, respectively.

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

We incurred $0.6 million in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. We recorded most of the costs associated with the Revolving Credit Facilities as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective term of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of March 31, 2023 and December 31, 2022, $0.1 million and $0.2 million, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities. As of March 31, 2023 and December 31, 2022, $1.2 million and $1.6 million, respectively, of such deferred financing costs have yet to be amortized.

The summary information regarding the Credit Facilities for the three months ended March 31, 2023 and 2022 was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Credit Facilities interest expense	$5,555	$3,486
Unused commitment fees	156	215
Administrative fees	50	—
Amortization of deferred financing costs	516	1,388
Total	$6,277	$5,089
Weighted average interest rate	7.03%	2.54%
Average outstanding balance	$316,033	$549,000

In order to finance certain investment transactions, we may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby we sell to Macquarie an investment that we hold and concurrently enter into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (each, a “Macquarie Transaction”). These Macquarie Transactions are accounted for as secured borrowings. Accordingly, the investment financed by a Macquarie Transaction remains on our Consolidated Statements of Assets and Liabilities as an asset, and we record a liability to reflect our repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase Obligation is secured by the respective investment that is the subject of the repurchase agreement.

No repurchase agreements were entered into or settled during the three months ended March 31, 2023. No repurchase agreements were entered into or settled during the three months ended March 31, 2022. We had no outstanding Repurchase Obligations as of March 31, 2023 and December 31, 2022.

We had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

		March 31, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$1,937	$130	$4,135	$203
Altern Marketing LLC	October 2024	3,208	19	4,686	33
Bendon Inc.	December 2025	6,907	356	7,263	326
Centric Brands Inc.	October 2024	2,050	—	2,306	—
Encompass Digital Media, Inc.	September 2023	614	93	794	93
Greenfield World Trade, Inc.	June 2023	4,653	33	4,685	—
Hometown Food Company	August 2023	5,881	—	4,705	—
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	956	28	1,147	28
KBP Brands, LLC (fka KBP Investments LLC)	May 2027	402	35	437	32
Mondee Holdings LLC	December 2024	—	—	8,613	—
Rapid Displays, Inc.	April 2026	1,706	64	1,770	25
UniTek Acquisition, Inc.	August 2023	—	—	571	14
WDE TorcSill Holdings LLC	October 2024	8	—	313	17
Total		$28,322	$758	$41,425	$771

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2023, 100% of our debt investments bore interest based on floating rates, such as LIBOR, SOFR or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of March 31, 2023, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our March 31, 2023 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$31,220	$9,125	$22,095
Up 200 basis points	20,813	6,083	14,730
Up 100 basis points	10,407	3,042	7,365
Down 100 basis points	(10,407)	(3,042)	(7,365)
Down 200 basis points	(20,813)	(6,083)	(14,730)
Down 300 basis points	(31,040)	(9,125)	(21,915)

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

10.10*	Sixth Amendment to Revolving Credit Agreement, dated as of January 10, 2023, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2023	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 10, 2023
	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer