Form 10-Q
period 2023-06-30
TCW Direct Lending VII LLC
filed 2023-08-09
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of June 30, 2023, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 9, 2023 was 13,734,010.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2023

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 15.54% inc PIK (SOFR + 10.25%, 1.50% Floor, 2.75% PIK)	2.6%	$17,912,484	08/20/24	$17,833,011	$17,106,423
	Heligear Acquisition Co.	07/30/19	Term Loan - 12.99% (SOFR + 7.50%, 2.00% Floor)	7.6%	49,231,611	07/30/24	49,014,210	49,231,611
	Karman Holdings LLC	12/21/20	Revolver - 12.40% (SOFR + 7.00%, 2.00% Floor)	0.9%	6,227,120	12/21/25	6,227,120	6,115,032
	Karman Holdings LLC	12/21/20	Term Loan - 12.40% (SOFR + 7.00%, 2.00% Floor)	9.1%	60,264,773	12/21/25	59,602,959	59,180,007
	Navistar Defense, LLC (2) (5)	08/01/22	Term Loan - 13.61% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	5.4%	37,991,542	02/01/26	33,131,766	34,952,219
				25.6%	171,627,530		165,809,066	166,585,292
Auto Components
	Shipston Group U.S. Inc.(5)	05/18/20	Last Out Term Loan - 14.04% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	0.2%	1,964,057	09/28/24	1,964,057	1,461,258
	Shipston Group U.S. Inc.(5)	09/28/18	Last Out Term Loan - 14.04% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	3.4%	29,280,917	09/28/24	29,260,737	21,785,002
	Shipston Group U.S. Inc.(5)	01/20/22	Last Out Delayed Draw Term Loan - 14.04% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	0.2%	1,707,329	09/28/24	1,707,329	1,270,253
				3.8%	32,952,303		32,932,123	24,516,513
Capital Goods
	Carolina Atlantic Roofing Supply LLC	05/28/21	Term Loan - 13.28% (SOFR + 7.75%, 2.00% Floor)	5.1%	34,057,488	05/28/26	33,661,437	33,410,396
				5.1%	34,057,488		33,661,437	33,410,396
Chemicals
	AGY Holdings Corp. (2)	09/21/20	Delayed Draw Term Loan - 15.50% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	3.9%	27,143,221	09/21/25	27,143,221	25,188,909
	AGY Holdings Corp. (2)	09/21/20	Term Loan - 15.31% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	4.2%	29,537,037	09/21/25	29,537,037	27,410,370
	AGY Holdings Corp. (2)	05/27/22	Delayed Draw Term Loan - 15.50% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	0.5%	3,519,219	09/21/25	3,519,219	3,265,836
				8.6%	60,199,477		60,199,477	55,865,115
Commercial & Professional Services
	Rapid Displays, Inc.	04/16/21	Term Loan - 11.76% (SOFR + 6.63%, 1.00% Floor)	2.0%	13,876,800	04/13/26	13,778,822	12,988,685
	Rapid Displays, Inc.	09/29/22	Incremental Term Loan - 12.18% (LIBOR + 7.00%, 1.00% Floor)	0.0%	245,628	04/13/26	241,277	231,872
				2.0%	14,122,428		14,020,099	13,220,557
Commercial Services & Supplies
	Retail Services WIS Corporation	05/20/21	Term Loan - 13.14% (SOFR + 7.75%, 1.00% Floor)	6.9%	44,804,763	05/20/25	44,300,225	44,759,958
				6.9%	44,804,763		44,300,225	44,759,958
Consumer Durables & Apparel
	Rocky Brands, Inc. (3)	03/15/21	Term Loan - 12.77% (SOFR + 7.50%, 2.00% Floor)	5.1%	34,914,313	03/15/26	34,536,489	32,924,198
	Twin Star International, Inc.(5)	06/18/21	Term Loan - 12.89% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	4.5%	44,489,932	06/18/26	44,197,185	29,229,885
	Twin Star International, Inc.	02/15/23	Delayed Draw Term Loan - 12.89% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	883,209	06/18/26	883,209	883,209
	Twin Star International, Inc.	06/12/23	Incremental Term Loan - 12.90% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	876,542	06/18/26	876,542	876,542
				9.8%	81,163,996		80,493,425	63,913,834

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 17.51% (SOFR + 12.00%, 1.25% Floor)	6.0%	$39,048,218	02/26/26	$38,634,995	$38,852,977
				6.0%	39,048,218		38,634,995	38,852,977
Energy Equipment & Services
	Profrac Services II, LLC	03/04/22	Term Loan - 12.42% (SOFR + 7.25%, 1.00% Floor)	4.9%	31,462,174	03/04/25	30,935,125	32,091,418
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 13.72% inc PIK (SOFR + 8.50%, 1.50% Floor, 1.75% PIK)	1.5%	9,796,504	10/22/24	9,796,504	9,434,033
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 13.72% inc PIK (SOFR + 8.50%, 1.50% Floor, 1.75% PIK)	3.4%	23,105,074	10/22/24	22,964,109	22,250,186
				9.8%	64,363,752		63,695,738	63,775,637
Food Products
	Hometown Food Company	08/31/18	Term Loan - 10.21% (SOFR + 5.00%, 1.25% Floor)	2.6%	16,752,204	08/31/23	16,739,500	16,752,204
				2.6%	16,752,204		16,739,500	16,752,204
Health Care Technology
	PatientPoint Health Technologies, LLC	03/30/21	Term Loan - 12.22% (SOFR + 7.00%, 1.00% Floor)	2.5%	16,296,000	03/07/25	16,116,611	16,214,520
				2.5%	16,296,000		16,116,611	16,214,520
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Delayed Draw Term Loan - 12.47% inc PIK (SOFR + 7.00%, 0.75% Floor, 1.50% PIK)	2.0%	14,106,701	05/26/27	14,106,701	13,217,979
	KBP Brands, LLC	05/26/21	Term Loan - 12.35% inc PIK (SOFR + 7.00%, 0.75% Floor, 1.50% PIK)	1.4%	9,954,791	05/26/27	9,745,905	9,327,639
	Red Lobster Management, LLC	01/22/21	Term Loan - 13.20% (SOFR + 8.00%, 1.50% Floor)	8.1%	54,149,504	01/22/26	53,594,629	52,687,468
				11.5%	78,210,996		77,447,235	75,233,086
Household Durables
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 11.62% (SOFR + 6.19%, 1.00% Floor)	4.1%	26,681,925	10/29/26	26,681,925	26,681,925
				4.1%	26,681,925		26,681,925	26,681,925
Household Products
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 18.55% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	8.8%	58,023,322	03/31/25	56,543,506	57,443,089
	Greenfield World Trade, Inc.	08/12/21	Last Out Delayed Draw Term Loan - 18.54% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	1.9%	12,341,103	03/31/25	11,535,119	12,217,692
				10.7%	70,364,425		68,078,625	69,660,781
Media
	Encompass Digital Media, Inc.	10/01/18	Revolver - 12.54% inc PIK (SOFR + 8.00%, 1.00% Floor)	0.2%	1,901,084	09/28/23	1,901,084	1,376,385
	Encompass Digital Media, Inc.	10/01/18	Term Loan - 12.80% inc PIK (LIBOR + 7.50%, 1.25% Floor, all PIK)	3.6%	32,728,143	09/28/23	32,709,236	23,695,176
				3.8%	34,629,227		34,610,320	25,071,561
Publishing
	Bendon Inc.	12/11/20	Term Loan - 12.89% (SOFR + 7.50%, 1.50% Floor)	6.9%	47,317,133	12/11/25	46,790,736	45,140,545
				6.9%	47,317,133		46,790,736	45,140,545
Software
	Mondee Holdings LLC	12/20/19	Term Loan - 14.00% inc PIK (SOFR + 8.50%, 1.75% Floor, 3.50% PIK)	10.5%	67,465,071	12/23/24	66,900,732	68,072,257
				10.5%	67,465,071		66,900,732	68,072,257

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2023

Industry	Issuer		Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	10/09/20	Term Loan - 14.13% inc PIK (SOFR + 9.00%, 1.00% Floor, 6.50% PIK)	5.9%	$44,517,496	10/09/25	$42,744,390	$38,196,011
	Centric Brands Inc. (3)	10/09/20	Revolver - 10.83% (15.00%, Fixed Coupon, all PIK)	0.5%	3,245,604	10/09/24	3,234,928	3,245,604
	Hollander Intermediate LLC	09/19/22	Term Loan - 13.97% (SOFR + 8.75%, 2.00% Floor)	8.1%	58,348,551	09/19/26	58,348,551	52,747,090
				14.5%	106,111,651		104,327,869	94,188,705
	Total Debt Investments			144.7%	1,006,168,587		991,440,138	941,915,863

	EQUITY				Shares
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2) (5) (6)		Class A Units	0.0%	4,399		43,990	—
				0.0%	4,399		43,990	—
Chemicals
	AGY Equity LLC (2) (5) (6)		Class A Preferred Units	0.0%	7,752,414		—	—
	AGY Equity LLC (2) (5) (6)		Class B Preferred Units	0.0%	10,078,138		—	—
	AGY Equity LLC (2) (5) (6)		Class C Common Units	0.0%	11,241,000		—	—
	AGY Equity LLC (2) (5) (6)		Class D Preferred Units	0.0%	3,997,226		3,997,226	—
				0.0%	33,068,778		3,997,226	—
Household Durables
	Shelterlogic Group Holdings, Inc (4) (5) (6)		Common Stock	1.7%	1,254,034		—	11,185,983
				1.7%	1,254,034		—	11,185,983
Household Products
	Greenfield World Trade, Inc. (5) (6)		Class A-1 Warrant, expires 03/25/27	0.8%	3,959		3,178,520	5,224,758
	Greenfield World Trade, Inc. (5) (6)		Class A-2 Warrant, expires 03/25/27	0.2%	1,376		1,189,508	1,349,249
	Greenfield World Trade, Inc. (5) (6)		Class A-3 Warrant, expires 03/25/27	0.0%	116		113,932	113,214
				1.0%	5,451		4,481,960	6,687,221
Software
	Mondee Holdings LLC (5) (6) (7)		Common Stock	0.8%	570,627		764,071	4,895,980
				0.8%	570,627		764,071	4,895,980
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3) (5) (6)		Membership Interests	0.0%	159,658		—	—
	Centric Brands L.P. (3) (5) (6)		Class A LP Interests	0.0%	159,658		—	—
				0.0%	319,316		—	—
	Total Equity Investments			3.5%	35,222,605		9,287,247	22,769,184
	Total Debt & Equity Investments (8)			148.2%			1,000,727,385	964,685,047
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.10%			6.9%	45,101,237		45,101,237	45,101,237
	Total Cash Equivalents			6.9%			45,101,237	45,101,237
	Total Investments (155.3%)						$1,045,828,622	$1,009,786,284
	Net unrealized depreciation on unfunded commitments (-0.1%)							(871,811)
	Liabilities in Excess of Other Assets (-55.2%)							(358,794,857)
	Net Assets (100.0%)							$650,119,616

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2023

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and June 30, 2023 along with transactions during the period ended June 30, 2023 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2023	Interest/Dividend/ Other income
AGY Holdings Corp. Delayed Draw Term Loan - 15.50% inc PIK	25,420,236	3,932,435	—	—	(897,926)	28,454,745	4,204,072
AGY Holdings Corp. Term Loan - 15.31% inc PIK	26,315,189	1,865,966	—	—	(770,785)	27,410,370	4,039,707
Navistar Defense, LLC Term Loan - 13.61% inc PIK	34,632,469	22,472	—	—	297,278	34,952,219	29,314
AGY Equity LLC Class A Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class B Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class C Common Units	—	—	—	—	—	—	—
AGY Equity LLC Class D Preferred Units	—	—	—	—	—	—	—
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
Total Controlled Affiliated investments	$86,367,894	$5,820,873	$—	$—	$(1,371,433)	$90,817,334	$8,273,093

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2023, $74,365,813 or 7.2% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and June 30, 2023 along with transactions during the period ended June 30, 2023 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2023	Interest/Dividend/ Other income
Slogic Holding Corp. Last Out Term Loan - 11.62%	$26,681,925	$25,214	$—	$—	$(25,214)	$26,681,925	$1,469,660
Shelterlogic Group Holdings, Inc Common Stock	29,432,178	—	—	—	(18,246,195)	11,185,983	—
Total Non-Controlled Affiliated Investments	$56,114,103	$25,214	$—	$—	$(18,271,409)	$37,867,908	$1,469,660

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of June 30, 2023, the aggregate fair value of these securities was $22,769,184, or 2.2% of the Company’s total assets.
(7)
Fair value of the Mondee Holdings, Inc. common stock held by the Company is based on the adjusted market price of the issuer's stock as of June 30, 2023. Such common stock is considered to be a Level 2 security within the Fair Value Hierarchy.
(8)
Except for the Level 2 investment, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2023

LIBOR - London Interbank Offered Rate, generally 1-Month, 3-Month, or 6-Month

SOFR - Secured Overnight Financing Rate, generally 1-Month, 3-Month, or 6-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $34,231,607 and $138,547,688, respectively, for the period ended June 30, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	100.0%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 15.09% inc PIK (SOFR + 10.25%, 1.50% Floor, 2.75% PIK)	2.9%	$22,774,816	08/20/24	$22,627,335	$21,226,129
	Heligear Acquisition Co.	07/30/19	Term Loan - 12.33% (SOFR + 7.50%, 2.00% Floor)	6.8%	50,701,211	07/30/24	50,374,728	50,549,108
	Karman Holdings LLC	12/21/20	Revolver - 11.73% (LIBOR + 7.00%, 1.00% Floor)	0.7%	5,407,762	12/21/25	5,407,762	5,277,976
	Karman Holdings LLC	12/21/20	Term Loan - 11.73% (LIBOR + 7.00%, 1.00% Floor)	8.0%	61,080,066	12/21/25	60,274,996	59,614,144
	Navistar Defense, LLC (2) (5)	08/01/22	Term Loan - 12.73% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	4.7%	35,556,949	02/01/26	33,109,294	34,632,469
				23.1%	175,520,804		171,794,115	171,299,826
Auto Components
	Shipston Group U.S. Inc.	05/18/20	Last Out Term Loan - 11.27% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	0.2%	1,855,947	09/28/24	1,855,947	1,546,003
	Shipston Group U.S. Inc.	09/28/18	Last Out Term Loan - 10.25% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	3.1%	27,907,008	09/28/24	27,845,788	23,246,538
	Shipston Group U.S. Inc.	01/20/22	Last Out Delayed Draw Term Loan - 11.27% inc PIK (LIBOR + 6.50%, 1.00% Floor, 3.25% PIK)	0.2%	1,613,490	09/28/24	1,613,490	1,344,037
				3.5%	31,376,445		31,315,225	26,136,578
Capital Goods
	Carolina Atlantic Roofing Supply LLC	05/28/21	Term Loan - 12.41% (SOFR + 7.75%, 2.00% Floor)	4.8%	35,791,961	05/28/26	35,304,801	35,791,961
				4.8%	35,791,961		35,304,801	35,791,961
Chemicals
	AGY Holdings Corp. (2)	09/21/20	Delayed Draw Term Loan - 14.73% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	3.3%	25,452,322	09/21/25	25,452,322	24,205,159
	AGY Holdings Corp. (2)	09/21/20	Term Loan - 14.42% inc PIK (LIBOR + 10.00%, 1.50% Floor, 6.00% PIK)	3.5%	27,671,071	09/21/25	27,671,071	26,315,189
	AGY Holdings Corp. (2)	05/27/22	Delayed Draw Term Loan - 14.73% inc PIK (LIBOR + 10.00%, 1.50% Floor, all PIK)	0.2%	1,277,683	06/30/23	1,277,683	1,215,077
				7.0%	54,401,076		54,401,076	51,735,425

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Commercial & Professional Services
	Rapid Displays, Inc.	04/16/21	Term Loan - 10.65% (LIBOR + 6.63%, 1.00% Floor)	1.9%	$13,947,600	04/13/26	$13,831,596	$13,752,334
	Rapid Displays, Inc.	09/29/22	Incremental Term Loan - 10.65% (LIBOR + 7.00%, 1.00% Floor)	0.0%	246,862	04/13/26	241,712	246,862
				1.9%	14,194,462		14,073,308	13,999,196
Commercial Services & Supplies
	Retail Services WIS Corporation	05/20/21	Term Loan - 12.48% (LIBOR + 7.75%, 1.00% Floor)	6.2%	46,013,788	05/20/25	45,359,517	46,059,802
				6.2%	46,013,788		45,359,517	46,059,802
Construction & Engineering
	UniTek Acquisition, Inc.	09/16/20	Delayed Draw Term Loan A - 9.76% inc PIK (SOFR + 6.50%, 1.00% Floor, 2.00% PIK)	0.2%	1,297,786	08/20/23	801,063	1,265,341
	UniTek Acquisition, Inc.	08/20/18	Delayed Draw Term Loan B - 10.76% inc PIK (SOFR + 7.50%, 1.00% Floor, 2.00% PIK)	0.4%	3,505,562	08/20/24	3,505,562	3,323,273
	UniTek Acquisition, Inc.	11/10/20	Revolver - 12.00% (PRIME + 4.50%, 1.00% Floor)	0.6%	4,683,444	08/20/23	4,683,444	4,566,358
	UniTek Acquisition, Inc.	09/16/20	Term Loan A - 9.76% inc PIK (SOFR + 6.50%, 1.00% Floor, 2.00% PIK)	0.9%	6,488,936	08/20/23	4,001,579	6,326,712
	UniTek Acquisition, Inc.	08/20/18	Term Loan B - 10.76% inc PIK (SOFR + 7.50%, 1.00% Floor, 2.00% PIK)	2.2%	17,523,014	08/20/24	17,412,095	16,611,817
				4.3%	33,498,742		30,403,743	32,093,501
Consumer Durables & Apparel
	Rocky Brands, Inc. (3)	03/15/21	Term Loan - 12.14% (SOFR + 7.50%, 2.00% Floor)	5.8%	44,584,314	03/15/26	44,013,459	42,845,526
	Twin Star International, Inc.	06/18/21	Term Loan - 12.23% (SOFR + 7.50%, 1.50% Floor)	3.8%	39,489,648	06/18/26	39,147,974	27,840,202
				9.6%	84,073,962		83,161,433	70,685,728
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 16.44% (SOFR + 12.00%, 1.25% Floor)	5.2%	39,552,766	02/26/26	39,056,182	38,287,077
				5.2%	39,552,766		39,056,182	38,287,077
Energy Equipment & Services
	Profrac Services II, LLC	03/04/22	Term Loan - 11.10% (SOFR + 7.25%, 1.00% Floor)	4.5%	32,612,110	03/04/25	31,904,225	33,264,352
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 15.69% inc PIK (SOFR + 11.25%, 1.50% Floor, 4.50% PIK)	1.2%	9,362,927	10/22/24	9,362,927	8,847,966
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 15.69% inc PIK (SOFR + 11.25%, 1.50% Floor, 4.50% PIK)	3.0%	23,192,584	10/22/24	22,994,963	21,916,992
				8.7%	65,167,621		64,262,115	64,029,310
Food Products
	Hometown Food Company	08/31/18	Term Loan - 9.39% (LIBOR + 5.00%, 1.25% Floor)	2.7%	20,218,178	08/31/23	20,157,349	20,218,178
	Hometown Food Company	08/31/18	Revolver - 9.39% (LIBOR + 5.00%, 1.25% Floor)	0.2%	1,176,235	08/31/23	1,176,235	1,176,235
				2.9%	21,394,413		21,333,584	21,394,413

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Health Care Technology
	PatientPoint Health Technologies, LLC	03/30/21	Term Loan - 11.84% (SOFR + 7.00%, 1.00% Floor)	2.2%	$16,506,000	03/07/25	$16,270,823	$16,373,952
				2.2%	16,506,000		16,270,823	16,373,952
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Delayed Draw Term Loan - 10.73% inc PIK (SOFR + 6.00%, 0.75% Floor, 0.50% PIK)	1.8%	14,034,103	05/26/27	14,034,103	13,009,614
	KBP Brands, LLC	05/26/21	Term Loan - 10.25% inc PIK (SOFR + 6.00%, 0.75% Floor, 0.50% PIK)	1.2%	9,939,447	05/26/27	9,703,329	9,213,867
	Red Lobster Management, LLC	01/22/21	Term Loan - 12.32% (SOFR + 8.00%, 1.50% Floor)	6.6%	54,443,650	01/22/26	53,777,763	49,053,728
				9.6%	78,417,200		77,515,195	71,277,209
Household Durables
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 10.09% (LIBOR + 5.96%, 1.00% Floor)	3.6%	26,681,925	10/29/26	26,656,711	26,681,925
				3.6%	26,681,925		26,656,711	26,681,925
Household Products
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 17.78% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	7.7%	56,346,632	03/31/25	54,436,296	56,797,405
	Greenfield World Trade, Inc.	08/12/21	Last Out Delayed Draw Term Loan - 17.78% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	1.6%	11,980,543	12/31/22	10,940,072	12,076,388
				9.3%	68,327,175		65,376,368	68,873,793
Information Technology Services
	Corcentric, Inc.	11/15/18	Delayed Draw Term Loan - 10.98% (LIBOR + 6.25%, 1.50% Floor)	1.6%	12,136,640	11/15/23	12,136,640	12,136,640
	Corcentric, Inc.	11/15/18	Term Loan - 10.98% (LIBOR + 6.25%, 1.50% Floor)	4.2%	30,869,280	11/15/23	30,732,895	30,869,280
				5.8%	43,005,920		42,869,535	43,005,920
Internet & Direct Marketing Retail
	Altern Marketing LLC	09/30/20	First Out Term Loan - 10.69% (SOFR + 6.00%, 2.00% Floor)	1.2%	8,673,924	10/07/24	8,591,509	8,613,206
	Altern Marketing LLC	09/30/20	Revolver - 12.50% (PRIME + 5.00%, 2.00% Floor)	0.1%	531,263	10/07/24	531,263	527,544
				1.3%	9,205,187		9,122,772	9,140,750
Media
	Encompass Digital Media, Inc.	10/01/18	Revolver - 11.92% inc PIK (LIBOR + 7.50%, 1.25% Floor, all PIK)	0.2%	1,766,925	09/28/23	1,766,925	1,560,195
	Encompass Digital Media, Inc.	10/01/18	Term Loan - 11.92% inc PIK (LIBOR + 7.50%, 1.25% Floor, all PIK)	3.6%	30,455,589	09/28/23	30,398,230	26,892,285
				3.8%	32,222,514		32,165,155	28,452,480
Publishing
	Bendon Inc.	12/11/20	Term Loan - 11.73% (LIBOR + 7.00%, 1.00% Floor)	6.3%	49,264,770	12/11/25	48,605,744	47,047,856
				6.3%	49,264,770		48,605,744	47,047,856
Software
	Mondee Holdings LLC	12/20/19	Term Loan - 13.34% inc PIK (SOFR + 8.50%, 1.75% Floor, 3.50% PIK)	10.2%	75,063,333	12/23/24	74,196,895	75,813,966
				10.2%	75,063,333		74,196,895	75,813,966

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

Industry	Issuer		Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	10/09/20	Term Loan - 13.30% inc PIK (SOFR + 9.00%, 1.00% Floor, 6.50% PIK)	5.2%	$43,097,540	10/09/25	$40,938,235	$38,701,591
	Centric Brands Inc. (3)	10/09/20	Revolver - 9.84% (SOFR + 5.75%, 1.00% Floor)	0.4%	2,989,372	10/09/24	2,978,696	2,989,372
	Hollander Intermediate LLC	09/19/22	Term Loan - 13.19% (SOFR + 8.75%, 2.00% Floor)	7.4%	59,091,845	09/19/26	59,091,845	55,073,599
				13.0%	105,178,757		103,008,776	96,764,562
	Total Debt Investments			142.3%	1,104,858,821		1,086,253,073	1,054,945,230

	EQUITY				Shares
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2) (5) (6)		Class A Units	0.0%	4,399		43,990	—
				0.0%	4,399		43,990	—
Chemicals
	AGY Equity LLC (2) (5) (6)		Class A Preferred Units	0.0%	7,752,414		—	—
	AGY Equity LLC (2) (5) (6)		Class B Preferred Units	0.0%	10,078,138		—	—
	AGY Equity LLC (2) (5) (6)		Class C Common Units	0.0%	11,241,000		—	—
	AGY Equity LLC (2) (5) (6)		Class D Preferred Units	0.0%	3,997,226		3,997,226	—
				0.0%	33,068,778		3,997,226	—
Household Durables
	Shelterlogic Group Holdings, Inc (4) (5) (6)		Common Stock	4.0%	1,254,034		—	29,432,178
				4.0%	1,254,034		—	29,432,178
Household Products
	Greenfield World Trade, Inc. (5) (6)		Class A-1 Warrant, expires 03/25/27	0.9%	3,959		3,178,520	6,865,228
	Greenfield World Trade, Inc. (5) (6)		Class A-2 Warrant, expires 03/25/27	0.3%	1,376		1,189,508	1,913,294
	Greenfield World Trade, Inc. (5) (6)		Class A-3 Warrant, expires 03/25/27	0.0%	116		113,932	160,520
				1.2%	5,451		4,481,960	8,939,042
Software
	Mondee Holdings LLC (5) (6)		Class G Preferred Stock	1.2%	2,700,922		1,226,708	9,220,164
				1.2%	2,700,922		1,226,708	9,220,164
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3) (5) (6)		Membership Interests	0.0%	159,658		—	—
	Centric Brands L.P. (3) (5) (6)		Class A LP Interests	0.0%	159,658		—	—
				0.0%	319,316		—	—
	Total Equity Investments			6.4%	37,352,900		9,749,884	47,591,384
	Total Debt & Equity Investments (7)			148.7%			1,096,002,957	1,102,536,614
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.06%			5.2%	38,242,961		38,242,961	38,242,961
	Total Cash Equivalents			5.2%			38,242,961	38,242,961
	Total Investments (153.8%)						$1,134,245,918	$1,140,779,575
	Net unrealized depreciation on unfunded commitments (-0.1%)							(770,877)
	Liabilities in Excess of Other Assets (-53.7%)							(398,343,218)
	Net Assets (100.0%)							$741,665,480

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2023

	As of June 30,
	2023	As of December 31,
	(unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $876,673 and $977,794, respectively)	$836,000	$960,055
Non-controlled affiliated investments (amortized cost of $26,682 and $26,657, respectively)	37,868	56,114
Controlled affiliated investments (amortized cost of $97,372 and $91,552, respectively)	90,817	86,368
Cash and cash equivalents	49,929	47,657
Interest receivable	11,088	11,632
Receivable for investments sold	1,438	605
Deferred financing costs	692	221
Due from Adviser	—	157
Prepaid and other assets	—	103
Total Assets	$1,027,832	$1,162,912

Liabilities
Term loan (net of $851 and $1,576 of deferred financing costs, respectively)	$289,149	$335,424
Incentive fee payable	79,380	76,266
Interest and credit facilities expense payable	3,993	4,130
Management fees payable	3,843	4,177
Unrealized depreciation on unfunded commitments	872	771
Directors’ fees payable	167	—
Other accrued expenses and other liabilities	308	479
Total Liabilities	377,712	421,247

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	1,373,401	1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(442,434)	(387,434)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	763,068	818,068
Accumulated loss	(112,948)	(76,403)
Total Members’ Capital	650,120	741,665
Total Liabilities and Members’ Capital	$1,027,832	$1,162,912
Net Asset Value Per Unit (Note 9)	$59.38	$66.04

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2023

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$26,156	$31,694	$52,787	$60,143
Interest income paid-in-kind	6,579	3,590	15,477	11,029
Other fee income	(2)	262	83	475
Non-controlled affiliated investments:
Interest income	762	480	1,470	954
Controlled affiliated investments:
Interest income	2,304	1,979	4,535	3,133
Interest income paid-in-kind	904	2,442	3,731	3,205
Other fee income	6	—	7	—
Total investment income	36,709	40,447	78,090	78,939

Expenses
Interest and credit facilities expenses	6,998	4,918	$13,275	$10,007
Management fees	3,843	4,954	7,898	10,190
Incentive fees	1,045	3,962	3,114	7,852
Administrative fees	273	346	592	705
Professional fees	241	361	567	595
Directors’ fees	98	98	198	198
Other expenses	64	54	135	133
Total expenses	12,562	14,693	25,779	29,680
Net investment income	24,147	25,754	$52,311	$49,259
Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	2,802	2,150	$2,821	$2,150
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(12,766)	(2,423)	(23,035)	(5,591)
Non-controlled affiliated investments	(9,493)	(635)	(18,271)	(4,053)
Controlled affiliated investments	(510)	(8,997)	(1,371)	(10,358)
Net realized and unrealized loss on investments	(19,967)	(9,905)	$(39,856)	$(17,852)
Net increase in Members’ Capital from operations	$4,180	$15,849	$12,455	$31,407
Basic and diluted:
Income per unit	$0.30	$1.15	$0.91	$2.29

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2023

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2022	$934,160	$(30,864)	$903,296
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	23,505	23,505
Net change in unrealized appreciation/(depreciation) on investments	—	(7,947)	(7,947)
Total Increase in Members’ Capital for the three months ended March 31, 2022	—	15,558	15,558
Members’ Capital at March 31, 2022	934,160	(15,306)	918,854
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	25,754	25,754
Net realized gain on investments	—	2,150	2,150
Net change in unrealized appreciation/(depreciation) on investments	—	(12,055)	(12,055)
Distributions to Members from:
Distributable earnings	—	(33,000)	(33,000)
Return of capital	(66,000)	—	(66,000)
Total Decrease in Members’ Capital for the three months ended June 30, 2022	(66,000)	(17,151)	(83,151)
Members’ Capital at June 30, 2022	$868,160	$(32,457)	$835,703

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2023	$818,068	$(76,403)	$741,665
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	28,164	28,164
Net realized gain on investments	—	19	19
Net change in unrealized appreciation/(depreciation) on investments	—	(19,908)	(19,908)
Total Increase in Members’ Capital for the three months ended March 31, 2023	—	8,275	8,275
Members’ Capital at March 31, 2023	818,068	(68,128)	749,940
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	24,147	24,147
Net realized gain on investments	—	2,802	2,802
Net change in unrealized appreciation/(depreciation) on investments	—	(22,769)	(22,769)
Distributions to Members from:
Distributable earnings	—	(49,000)	(49,000)
Return of capital	(55,000)	—	(55,000)
Total Decrease in Members’ Capital for the three months ended June 30, 2023	(55,000)	(44,820)	(99,820)
Members’ Capital at June 30, 2023	$763,068	$(112,948)	$650,120

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2023

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$12,455	$31,407
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(15,024)	(85,343)
Interest income paid-in-kind	(19,208)	(14,234)
Proceeds from sales and paydowns of investments	137,715	224,385
Net realized gain on investments	(2,821)	(2,150)
Net change in unrealized (appreciation)/depreciation on investments	42,677	20,002
Amortization of premium and accretion of discount, net	(6,219)	(6,973)
Amortization of deferred financing costs	1,105	1,884
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	544	(6,953)
(Increase) decrease in due from Adviser	157	467
(Increase) decrease in prepaid and other assets	103	104
Increase (decrease) in incentive fees payable	3,114	7,852
Increase (decrease) in management fees payable	(334)	(293)
Increase (decrease) in interest and credit facilities expense payable	(137)	708
Increase (decrease) in directors’ fees payable	167	168
Increase (decrease) in other accrued expenses and liabilities	(176)	62
Net cash provided by operating activities	154,118	171,093
Cash Flows from Financing Activities
Distributions to Members from distributable earnings	(48,995)	(32,999)
Return of capital	(55,000)	(66,000)
Deferred financing costs paid	(851)	(629)
Repayments of credit facilities	(47,000)	(130,000)
Net cash used in financing activities	(151,846)	(229,628)
Net increase (decrease) in cash and cash equivalents	2,272	(58,535)
Cash and cash equivalents, beginning of period	47,657	113,687
Cash and cash equivalents, end of period	$49,929	$55,152
Supplemental and non-cash financing activities
Interest expense paid	$11,154	$6,780
Purchase of investments due to reorganization	$1,227	$—
Change in receivable for investments sold	$833	$—
Change in distributions payable	$5	$1

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2023

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

As of June 30, 2023

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2023, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of June 30, 2023 was $442,434.

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

Income Recognition: Interest income and interest income paid-in-kind are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized as interest income in the period in which the fees were earned. Income received in exchange for the provision of services such as administration and managerial services is recognized as other fee income in the period in which it was earned.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2023

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of June 30, 2023.

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

As of June 30, 2023

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

As of June 30, 2023

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$941,916	$941,916
Equity	—	4,896	17,873	22,769
Cash equivalents	45,101	—	—	45,101
Total Assets	$45,101	$4,896	$959,789	$1,009,786

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

As of June 30, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2023:

	Debt	Equity	Total
Balance, April 1, 2023	$1,006,788	$27,679	$1,034,467
Purchases, including payments received in-kind	9,340	—	9,340
Sales and paydowns of investments	(67,568)	—	(67,568)
Amortization of premium and accretion of discount, net	1,595	—	1,595
Net change in unrealized appreciation/(depreciation)	(8,239)	(9,806)	(18,045)
Balance, June 30, 2023	$941,916	$17,873	$959,789
Net change in unrealized appreciation/(depreciation) in investments held as of June 30, 2023	$(8,137)	$(9,806)	$(17,943)

	Debt	Equity	Total
Balance, January 1, 2023	$1,054,945	$47,591	$1,102,536
Purchases, including payments received in-kind	34,232	—	34,232
Sales and paydowns of investments	(135,283)	(1,227)	(136,510)
Amortization of premium and accretion of discount, net	6,219	—	6,219
Net realized gains	19	—	19
Net change in unrealized appreciation/(depreciation)	(18,216)	(28,491)	(46,707)
Balance, June 30, 2023	$941,916	$17,873	$959,789
Net change in unrealized appreciation/(depreciation) in investments held as of June 30, 2023	$(16,372)	$(20,498)	$(36,870)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2022:

	Debt	Equity	Total
Balance, April 1, 2022	$1,369,554	$39,163	$1,408,717
Purchases, including payments received in-kind	21,055	4,041	25,096
Sales and paydowns of investments	(126,029)	(2,944)	(128,973)
Amortization of premium and accretion of discount, net	3,618	—	3,618
Net realized losses	(39)	2,189	2,150
Net change in unrealized appreciation/(depreciation)	(8,040)	(4,601)	(12,641)
Balance, June 30, 2022	$1,260,119	$37,848	$1,297,967
Net change in unrealized appreciation/(depreciation) in investments held as of June 30, 2022	$(9,997)	$(5,026)	$(15,023)

	Debt	Equity	Total
Balance, January 1, 2022	$1,393,576	$39,835	$1,433,411
Purchases, including payments received in-kind	95,580	4,041	99,621
Sales and paydowns of investments	(221,485)	(2,944)	(224,429)
Amortization of premium and accretion of discount, net	6,973	—	6,973
Net realized (losses) gains	(39)	2,189	2,150
Net change in unrealized appreciation/(depreciation)	(14,486)	(5,273)	(19,759)
Balance, June 30, 2022	$1,260,119	$37,848	$1,297,967
Net change in unrealized appreciation/(depreciation) in investments held as of June 30, 2022	$(15,683)	$(6,029)	$(21,712)

The Company did not have any transfers between levels during the three and six months ended June 30, 2023 and 2022.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2023:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$705,643	Income Method	Discount Rate	10.1% to 24.5%	15.9%	Decrease
Debt	$30,990	Market Method	EBITDA Multiple	5.3x to 6.3x	N/A	Increase
		Market Method	Revenue Multiple	0.8x to 1.0x	N/A	Increase
Debt	$89,949	Market Method	EBITDA Multiple	5.9x to 8.3x	N/A	Increase
Debt	$115,334	Market Method	Revenue Multiple	0.2x to 1.1x	N/A	Increase
Equity	$11,186	Market Method	EBITDA Multiple	5.9x to 8.3x	N/A	Increase
Equity	$—	Market Method	Revenue Multiple	0.5x to 1.1x	N/A	Increase
Equity	$6,687	Market Method	EBITDA Multiple	8.0x to 9.0x	N/A	Increase
		Income Method	Implied Volatility	60.0% to 60.0%	N/A	Increase
			Expected Term (in years)	2.0 to 2.0	N/A	Increase

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

As of June 30, 2023

4. Agreements and Related Party Transactions

Advisory Agreement: On December 29, 2017, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement was most recently reapproved to remain in effect on August 10, 2022. The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2023

4. Agreements and Related Party Transactions (Continued)

For the three and six months ended June 30, 2023, Management Fees incurred were $3,843 and $7,898, respectively, of which $3,843 remained payable as of June 30, 2023. For the three and six months ended June 30, 2022, Management Fees incurred amounted to $4,954 and $10,190, respectively, of which $4,954 remained payable at June 30, 2022.

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

As of June 30, 2023

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

As of June 30, 2023

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

As of June 30, 2023

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2023

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2023 and December 31, 2022:

		June 30, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$2,067	$149	$4,135	$203
Altern Marketing LLC	October 2024	—	—	4,686	33
Bendon Inc.	December 2025	7,263	334	7,263	326
Centric Brands Inc.	October 2024	2,050	—	2,306	—
Encompass Digital Media, Inc.	September 2023	706	195	794	93
Greenfield World Trade, Inc.	December 2023	4,685	47	4,685	—
Hometown Food Company	August 2023	5,881	—	4,705	—
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	328	6	1,147	28
KBP Brands, LLC (fka KBP Investments LLC)	May 2027	437	28	437	32
Mondee Holdings LLC	December 2024	—	—	8,613	—
Rapid Displays, Inc.	April 2026	1,770	113	1,770	25
UniTek Acquisition, Inc.	August 2023	—	—	571	14
WDE TorcSill Holdings LLC	October 2024	8	—	313	17
Twin Star International, Inc.	June 2026	859	—	—	—
Total		$26,054	$872	$41,425	$771

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2023, the Company is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2023

6. Members' Capital

The Company’s Unit activity for the three and six months ended June 30, 2023 and 2022, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Units at beginning of period	13,734,010	13,734,010	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three and six months ended June 30, 2023 and 2022.

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2023, the Company was in compliance with such covenants.

As of June 30, 2023 and December 31, 2022, the Natixis Borrowing Base assets were more than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of June 30, 2023 and December 31, 2022 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2023	$250,000	$—	$250,000
As of December 31, 2022	$250,000	$—	$250,000

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

As of June 30, 2023

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2023

7. Credit Facilities (Continued)

On January 10, 2023, the Company entered into the Sixth Amendment to the Revolving Credit Agreement with Natixis (the “Sixth Amended Revolving Credit Agreement”). The Sixth Amended Revolving Credit Agreement replaces the Eurocurrency Rate with a Daily Simple SOFR Rate, Term SOFR Rate and Adjusted Term SOFR Rate (each as defined in the Sixth Amended Revolving Credit Agreement) for purposes of calculating interest on the loan. Each Term SOFR Loan shall bear interest on the outstanding principal amount thereof for each Interest Period at a rate per annum equal to the Adjusted Term SOFR Rate for such Interest Period plus the interest rate spread or "Applicable Margin." Each Daily SOFR Loan will bear interest on the outstanding principal amount thereof at a rate per annum equal to Daily Simple SOFR plus the Applicable Margin. The Term SOFR Loan and Daily SOFR Loan have an Applicable Margin of 1.75%.

On May 9, 2023, the Company entered into the Seventh Amendment to the Revolving Credit Agreement with Natixis (the “Seventh Amended Revolving Credit Agreement”). The Seventh Amended Revolving Credit Agreement (1) removed the Adjusted Term SOFR Rate for purposes of calculating interest on the loan but kept the Daily Simple SOFR and Term SOFR rates as is; (2) updated the Applicable Margin from 0.75% to 1.15% for Base Rate Loans and from 1.75% to 2.15% for all other loan types; (3) added a minimum usage fee whereby the Company is charged 2.15% on undrawn amounts that are less than 50% of the Maximum Commitment; (4) modified the unused fees such that if usage is between 0% and 30%, the Company is charged 0.75%, 0.55% if usage is between 30% and 50%, and 0.40% if usage is greater than 50%; and (5) extended the maturity date of the Natixis Revolving Credit Facility 364 days to May 9, 2024.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2023, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are consolidated in the Company’s consolidated financial statements and considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

Borrowings under the PNC Term Loan as of June 30, 2023 and December 31, 2022 were $290,000 and $337,000, respectively.

The Company incurred financing costs of $3,463 and $4,433, in connection with the Natixis Credit Agreement and the PNC Credit Agreement, respectively. In addition, the Company incurred an additional $2,070 and $1,531 in financing costs in connection with the Amended and Second Amended PNC Credit Agreement, respectively. The Company incurred $255 in financing costs associated with the June 19, 2020 upsize of the PNC Credit Facility. Lastly, the Company incurred $851 in financing costs associated with the May 9, 2023 Seventh Amended Revolving Credit Agreement with Natixis.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2023

7. Credit Facilities (Continued)

The Company incurred $629 in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. Costs associated with the Revolving Credit Facilities were primarily recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective term of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of June 30, 2023 and December 31, 2022, $692 and $221, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company’s Consolidated Statements of Assets and Liabilities. As of June 30, 2023 and December 31, 2022, $851 and $1,576, respectively, of such deferred financing costs have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of June 30, 2023	As of December 31, 2022
Principal amount outstanding on PNC Term Loan	$290,000	$337,000
Deferred financing costs	(851)	(1,576)
PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$289,149	$335,424

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of June 30, 2023 and 2022, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Credit Facilities interest expense	$5,620	$4,165	$11,175	$7,651
Unused commitment fees	739	157	895	372
Administrative fees	50	100	100	100
Amortization of deferred financing costs	589	496	1,105	1,884
Total	$6,998	$4,918	$13,275	$10,007
Weighted average interest rate	7.50%	3.23%	7.26%	2.87%
Average outstanding balance	$296,593	$510,308	$306,260	$529,547

P[

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2023

8. Income Taxes (Continued)

As of June 30, 2023 and December 31, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of June 30, 2023	As of December 31, 2022
Cost of investments for federal income tax purposes	$1,045,829	$1,139,662
Unrealized appreciation	$24,271	$48,979
Unrealized depreciation	$(60,312)	$(47,861)
Net unrealized (depreciation)/appreciation on investments	$(36,041)	$1,118

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2023

9. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2023 and 2022 is presented below.

	For the Six Months Ended June 30,
	2023(1)	2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$66.04	$77.81
Income from Investment Operations:
Net investment income	3.81	3.59
Net realized and unrealized loss	(2.90)	(1.30)
Total income from investment operations	0.91	2.29
Less Distributions:
From distributable earnings	(3.57)	(2.40)
From return of capital	(4.00)	(4.81)
Total distributions	(7.57)	(7.21)
Net Asset Value Per Unit (accrual base), End of Period	$59.38	$72.89
Unitholder Total Return(2)(3)	1.55%	3.40%
Unitholder IRR before incentive fees(4)	11.26%	11.96%
Unitholder IRR after all fees and expenses(4)	9.33%	9.81%
Ratios and Supplemental Data:
Members’ Capital, end of period	$650,120	$835,703
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	7.22%	6.69%
Ratio of financing cost to average net assets(3)	1.84%	1.12%
Ratio of net investment income to average net assets(5)	14.65%	11.10%
Ratio of incentive fees to average net assets(5)	0.87%	1.77%
Credit facilities payable	289,149	455,862
Asset coverage ratio	3.24	2.82
Portfolio turnover rate(3)	1.43%	6.12%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2023 and 2022, respectively.
(2)
The Total Return for the six months ended June 30, 2023 and 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 11.26%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.33%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
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
•
uncertainty surrounding political and global financial stability, including the liquidity of certain banks;
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

Investment Activity

As of June 30, 2023, our portfolio consisted of 38 debt investments and 12 equity investments. Based on fair values as of June 30, 2023, our portfolio was 97.6% invested in debt investments which were mostly senior secured term loans. The remaining 2.4% represented our equity investments, which were comprised of common stock, preferred stock, membership interests and warrants. Debt investments in three portfolio companies were on non-accrual status as of June 30, 2023, representing 9.2% and 11.0% of our portfolio's fair value and cost, respectively.

As of December 31, 2022, our portfolio consisted of 46 debt investments and 12 equity investments. Based on fair values as of December 31, 2022, our portfolio was 95.7% invested in debt investments which were mostly senior secured term loans. The remaining 4.3% represented our equity investments, which were comprised of common stock, preferred stock and warrants. A debt investment in one portfolio company was on non-accrual status as of December 31, 2022, representing 3.1% and 3.0% of our portfolio's fair value and cost, respectively.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2023:

Industry	Percent of Total Investments
Aerospace & Defense	17%
Textiles, Apparel & Luxury Goods	10%
Household Products	8%
Hotels, Restaurants & Leisure	8%
Software	8%
Consumer Durables & Apparel	7%
Energy Equipment & Services	6%
Chemicals	6%
Publishing	4%
Commercial Services & Supplies	4%
Consumer Services	4%
Household Durables	4%
Capital Goods	3%
Media	3%
Auto Components	3%
Food Products	2%
Health Care Technology	2%
Commercial & Professional Services	1%
Total	100%

Interest income, including interest income paid-in-kind, was $36.7 million and $40.2 million for the three months ended June 30, 2023 and 2022, respectively. We also earned $4.0 thousand and $0.3 million in other fee income during the three months ended June 30, 2023 and 2022, respectively.

Interest income, including interest income paid-in-kind, was $78.0 million and $78.5 million for the six months ended June 30, 2023 and 2022, respectively. We also earned $0.1 million and $0.5 million in other fee income during the six months ended June 30, 2023 and 2022, respectively.

Results of Operations

Our operating results for the three and six months ended June 30, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Total investment income	$36,709	$40,447	$78,090	$78,939
Total expenses	12,562	14,693	25,779	29,680
Net investment income	24,147	25,754	52,311	49,259
Net realized gain on investments	2,802	2,150	2,821	2,150
Net change in unrealized appreciation/(depreciation) on investments	(22,769)	(12,055)	(42,677)	(20,002)
Net increase in Members’ Capital from operations	$4,180	$15,849	$12,455	$31,407

Total investment income

Total investment income for the three months ended June 30, 2023 and 2022 was $36.7 million and $40.4 million, respectively. Total investment income for the six months ended June 30, 2023 and 2022 was $78.1 million and $78.9 million. The decrease in total investment income during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was due to a decrease in the number of debt investments in our portfolio, which decreased to 38 as of June 30, 2023, as compared to 51 as of June 30, 2022. This decrease in the number of our investments was partially offset by an increase in interest rates during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.

Net investment income

Net investment income for the three months ended June 30, 2023 and 2022 was $24.1 million and $25.8 million, respectively. The decrease in our net investment income during the three months ended June 30, 2023 compared the three months ended June 30, 2022 was primarily due to the decrease in total investment income described above, partially offset by a decrease in total expenses during the three months ended June 30, 2023. The decrease in total expenses was primarily attributable to the decrease in incentive fees and management fees during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and was partially offset by an increase in interest and credit facilities expenses.

Net investment income for the six months ended June 30, 2023 and 2022 was $52.3 million and $49.3 million, respectively. The increase in our net investment income during the six months ended June 30, 2023 compared the six months ended June 30, 2022 was primarily due to the decrease in total expenses during the six months ended June 30, 2023 partially offset by the decrease in total investment income described above. The decrease in total expenses was primarily attributable to the decrease in incentive fees and management fees during the six months ended June 30, 2023 compared the six months ended June 30, 2022 and was partially offset by an increase in interest and credit facilities expenses.

Expenses for the three and six months ended June 30, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Expenses
Interest and credit facilities expenses	$6,998	$4,918	$13,275	$10,007
Management fees	3,843	4,954	7,898	10,190
Incentive fees	1,045	3,962	3,114	7,852
Administrative fees	273	346	592	705
Professional fees	241	361	567	595
Directors’ fees	98	98	198	198
Other expenses	64	54	135	133
Total expenses	$12,562	$14,693	$25,779	$29,680

Our total expenses were $12.6 million and $14.7 million for the three months ended June 30, 2023 and 2022, respectively. Our total expenses included management fees attributed to the Adviser of $3.8 million and $5.0 million; and incentive fees of $1.0 million and $4.0 million, for the three months ended June 30, 2023 and 2022, respectively.

Our total expenses were $25.8 million and $29.7 million for the six months ended June 30, 2023 and 2022, respectively. Our total expenses included management fees attributed to the Adviser of $7.9 million and $10.2 million; and incentive fees of $3.1 million and $7.9 million, for the six months ended June 30, 2023 and 2022, respectively.

The decrease in total expenses during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to the decrease in incentive fees during the current period combined with a decrease in management fees caused by the decrease in the size of our portfolio of investments. Incentive fees decreased during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 due to $20.0 million and $39.9 million, respectively, of net realized and unrealized losses recognized during the three and six months ended June 30, 2023 versus $9.9 million and $17.9 million, respectively, of net realized and unrealized losses recognized during the three and six months ended June 30, 2022. The decreases were partially offset by the increase in interest and credit facilities expenses due to a higher weighted average interest rate during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.

Net realized gain on investments

Our net realized gain on investments for the three months ended June 30, 2023 and 2022 was $2.8 million and $2.2 million, respectively. Our net realized gain during the three months ended June 30, 2023 is fully attributable to our partial sale of the Mondee Holdings, LLC common stock. Our net realized gain during the three months ended June 30, 2022 was primarily attributable to our full disposition of United Poly Systems Holding, Inc. common stock which resulted in a gain of $2.2 million.

Our net realized gain on investments for the six months ended June 30, 2023 and 2022 was $2.8 million and $2.2 million, respectively. Our net realized gain during the six months ended June 30, 2023 is fully attributable to our partial sale of the Mondee Holdings, LLC common stock. Our net realized gain during the six months ended June 30, 2022 was primarily attributable to our full disposition of United Poly Systems Holding, Inc. common stock which resulted in a gain of $2.2 million.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) investments for the three months ended June 30, 2023 and 2022 was ($22.8) million and ($12.1) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2023 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Shelterlogic Group Holdings, Inc	Common Stock	$(9,480)
Twin Star International, Inc.	Term Loan	(4,937)
Encompass Digital Media, Inc.	Term Loan	(4,899)
Mondee Holdings Inc.	Common Stock	(4,609)	*
Centric Brands Inc.	Term Loan	(1,609)
Hollander Intermediate LLC	Term Loan	(552)
Karman Holdings LLC	Term Loan	543
Columbia Helicopters Inc.	Last Out Term Loan	871
Grand Circle Corporation	Term Loan	942
Red Lobster Management, LLC	Term Loan	3,369
All others	Various	(2,408)
Net change in unrealized appreciation/(depreciation)		$(22,769)

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the three months ended June 30, 2023 as realized gains/(losses) and/or accelerated original issue discount.

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

Our net change in unrealized appreciation/(depreciation) investments for the six months ended June 30, 2023 and 2022 was $(42.7) million and $(20.0) million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2023 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Shelterlogic Group Holdings, Inc	Common Stock	$(18,246)
Mondee Holdings Inc.	Preferred Stock	(7,993)	**
Encompass Digital Media, Inc.	Term Loan	(5,508)
Twin Star International, Inc.	Term Loan	(3,660)
Shipston Group U.S. Inc.	Last Out Term Loan	(2,876)
UniTek Acquisition, Inc.	Term Loan	(2,325)	*
Centric Brands Inc.	Term Loan	(2,312)
Greenfield World Trade, Inc.	Class A-1 Warrant, expires 03/25/27	(1,640)
Hollander Intermediate LLC	Term Loan	(1,583)
Greenfield World Trade, Inc.	Last Out Term Loan	(1,462)
AGY Holdings Corp.	Term Loan	(771)
Carolina Atlantic Roofing Supply LLC	Term Loan	(738)
Rapid Displays, Inc.	Term Loan	(711)
AGY Holdings Corp.	Delayed Draw Term Loan	(707)
Greenfield World Trade, Inc.	Class A-2 Warrant, expires 03/25/27	(564)
Columbia Helicopters Inc.	Last Out Term Loan	675
UniTek Acquisition, Inc.	Delayed Draw Term Loan	800	*
Grand Circle Corporation	Term Loan	987
Red Lobster Management, LLC	Term Loan	3,817
Mondee Holdings Inc.	Common Stock	4,132	**
All others	Various	(1,992)
Net change in unrealized appreciation/(depreciation)		$(42,677)

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the six months ended June 30, 2023 as realized gains/(losses) and/or accelerated original issue discount.

**Our investment in Mondee Holdings, Inc. preferred stock converted into an investment in Mondee Holdings, Inc. common stock during the six months ended June 30, 2023. Additionally, a portion of the common stock was sold during the six months ended June 30, 2023 and the unrealized (depreciation)/appreciation on the common stock sold was recognized as a realized gain during the six months ended June 30, 2023.

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

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended June 30, 2023 and 2022 was $4.2 million and $15.8 million, respectively. The lower net increase in Members’ Capital from operations during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to net unrealized depreciation during the current quarter which, as previously described, was a net depreciation of ($22.8) million, compared to a net unrealized depreciation of ($12.1) million during the three months ended June 30, 2022, coupled with lower net investment income during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Our net increase in Members’ Capital from operations during the six months ended June 30, 2023 and 2022 was $12.5 million and $31.4 million, respectively. The lower net increase in Members’ Capital from operations during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to net unrealized depreciation during the current period which, as previously described, was a net depreciation of $(42.7) million, compared to a net unrealized depreciation of $(20.0) million during the six months ended June 30, 2022, coupled with lower net investment income during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

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

As of June 30, 2023, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

June 30, 2023
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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of June 30, 2023, we were in compliance with such covenants.

As of June 30, 2023 and December 31, 2022, the Natixis Borrowing Base assets were more than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of June 30, 2023 and December 31, 2022 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2023	$250,000	$—	$250,000
As of December 31, 2022	$250,000	$—	$250,000
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

On May 9, 2023, we entered into the Seventh Amendment to the Revolving Credit Agreement with Natixis (the "Seventh Amended Revolving Credit Agreement"). The Seventh Amended Revolving Credit Agreement (1) removed the Adjusted Term SOFR Rate for purposes of calculating interest on the loan but kept the Daily Simple SOFR and Term SOFR rates as is; (2) updated the Applicable Margin from 0.75% to 1.15% for Base Rate Loans and from 1.75% to 2.15% for all other loan types; (3) added a minimum usage fee whereby the Company is charged 2.15% on undrawn amounts that are less than 50% of the Maximum Commitment; (4) modified the unused fees such that if usage is between 0% and 30%, the Company is charged 0.75%, 0.55% if usage is between 30% and 50%, and 0.40% if usage is greater than 50%; and (5) extended the maturity date of the Natixis Revolving Credit Facility 364 days to May 9, 2024.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2023, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are consolidated in our consolidated financial statements and considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

Borrowings under the PNC Term Loan as of June 30, 2023 and December 31, 2022 were $290.0 million and $337.0 million, respectively.

We incurred financing costs of $3.4 million and $4.4 million, in connection with the Natixis Credit Agreement and the PNC Credit Agreement, respectively. In addition, we incurred an additional $2.1 million and $1.5 million in financing costs in connection with the Amended and Second Amended PNC Credit Agreement, respectively. We incurred $0.3 million in financing costs associated with the June 19, 2020 upsize of the PNC Credit Facility. Lastly, we incurred $0.9 million in financing costs associated with the May 9, 2023 Seventh Amended Revolving Credit Agreement with Natixis.

We incurred $0.6 million in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. We recorded most of the costs associated with the Revolving Credit Facilities as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective term of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of June 30, 2023 and December 31, 2022, $0.7 million and $0.2 million, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities. As of June 30, 2023 and December 31, 2022, $0.9 million and $1.6 million, respectively, of such deferred financing costs have yet to be amortized.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2023 and 2022 was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Credit Facilities interest expense	$5,620	$4,165	$11,175	$7,651
Unused commitment fees	739	157	895	372
Administrative fees	50	100	100	100
Amortization of deferred financing costs	589	496	1,105	1,884
Total	$6,998	$4,918	$13,275	$10,007
Weighted average interest rate	7.50%	3.23%	7.26%	2.87%
Average outstanding balance	$296,593	$510,308	$306,260	$529,547

We had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

		June 30, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$2,067	$149	$4,135	$203
Altern Marketing LLC	October 2024	—	—	4,686	33
Bendon Inc.	December 2025	7,263	334	7,263	326
Centric Brands Inc.	October 2024	2,050	—	2,306	—
Encompass Digital Media, Inc.	September 2023	706	195	794	93
Greenfield World Trade, Inc.	December 2023	4,685	47	4,685	—
Hometown Food Company	August 2023	5,881	—	4,705	—
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	328	6	1,147	28
KBP Brands, LLC (fka KBP Investments LLC)	May 2027	437	28	437	32
Mondee Holdings LLC	December 2024	—	—	8,613	—
Rapid Displays, Inc.	April 2026	1,770	113	1,770	25
UniTek Acquisition, Inc.	August 2023	—	—	571	14
WDE TorcSill Holdings LLC	October 2024	8	—	313	17
Twin Star International, Inc.	June 2026	859	—	—	—
Total		$26,054	$872	$41,425	$771

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2023, 100% of our debt investments bore interest based on floating rates, such as LIBOR or SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of June 30, 2023, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our June 30, 2023 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$27,093	$8,821	$18,272
Up 200 basis points	18,062	5,881	12,181
Up 100 basis points	9,031	2,940	6,091
Down 100 basis points	(9,031)	(2,940)	(6,091)
Down 200 basis points	(18,062)	(5,881)	(12,181)
Down 300 basis points	(27,093)	(8,821)	(18,272)

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

10.9

Fifth Amendment to Revolving Credit Agreement, dated as of May 13, 2021, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 10, 2021)

10.10

Sixth Amendment to Revolving Credit Agreement, dated as of January 10, 2023, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on May 10, 2023).

10.11*	Seventh Amendment to Revolving Credit Agreement, dated as of May 9, 2023, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2023	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 9, 2023
	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer