Form 10-Q
period 2023-09-30
TCW Direct Lending VII LLC
filed 2023-11-08
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of September 30, 2023, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 8, 2023 was 13,734,010.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2023

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 15.90% inc PIK (SOFR + 10.25%, 1.50% Floor, 2.75% PIK)	2.9%	$17,995,432	08/20/24	$17,933,678	$17,149,647
	Heligear Acquisition Co.	07/30/19	Term Loan - 13.14% (SOFR + 7.50%, 2.00% Floor)	8.2%	48,496,811	07/30/24	48,332,534	48,060,340
	Karman Holdings LLC	12/21/20	Revolver - 12.55% (SOFR + 7.00%, 2.00% Floor)	0.8%	4,752,276	12/21/25	4,752,276	4,714,258
	Karman Holdings LLC	12/21/20	Term Loan - 12.55% (SOFR + 7.00%, 2.00% Floor)	10.1%	59,857,127	12/21/25	59,266,687	59,378,270
	Navistar Defense, LLC (2) (5)	07/27/23	Revolver - 16.01% inc PIK (SOFR + 10.50%, 1.50% Floor, all PIK)	0.6%	3,798,939	02/01/26	3,769,118	3,798,939
	Navistar Defense, LLC (2) (5)	08/01/22	Term Loan - 14.22% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	6.2%	39,398,558	02/01/26	33,109,294	36,640,659
				28.8%	174,299,143		167,163,587	169,742,113
Auto Components
	Shipston Group U.S. Inc.(5)	05/18/20	Last Out Term Loan - 14.01% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	0.2%	1,778,391	09/28/24	1,765,995	1,401,372
	Shipston Group U.S. Inc.(5)	09/28/18	Last Out Term Loan - 14.01% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	3.6%	26,777,956	09/28/24	25,801,524	21,116,543
	Shipston Group U.S. Inc.(5)	01/20/22	Last Out Delayed Draw Term Loan - 14.01% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	0.2%	1,545,446	09/28/24	1,515,964	1,217,811
				4.0%	30,101,793		29,083,483	23,735,726
Capital Goods
	Carolina Atlantic Roofing Supply LLC	05/28/21	Term Loan - 13.44% (SOFR + 7.75%, 2.00% Floor)	5.6%	33,830,000	05/28/26	33,470,674	33,254,890
				5.6%	33,830,000		33,470,674	33,254,890
Chemicals
	AGY Holdings Corp. (2)	09/21/20	Delayed Draw Term Loan - 15.65% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	4.4%	27,556,974	09/21/25	27,556,974	25,875,998
	AGY Holdings Corp. (2)	09/21/20	Term Loan - 15.63% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	4.8%	29,987,283	09/21/25	29,987,283	28,158,058
	AGY Holdings Corp. (2)	05/27/22	Delayed Draw Term Loan - 15.65% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	0.6%	3,572,864	09/21/25	3,572,864	3,354,920
				9.8%	61,117,121		61,117,121	57,388,976
Commercial & Professional Services
	Rapid Displays, Inc.	04/16/21	Term Loan - 12.46% (SOFR + 7.00%, 1.00% Floor)	2.1%	13,029,145	04/13/26	12,945,474	12,195,280
	Rapid Displays, Inc.	09/29/22	Incremental Term Loan - 12.40% (SOFR + 7.00%, 1.00% Floor)	0.0%	230,633	04/13/26	226,917	215,872
				2.1%	13,259,778		13,172,391	12,411,152
Commercial Services & Supplies
	Retail Services WIS Corporation	05/20/21	Term Loan - 13.89% (SOFR + 8.35%, 1.00% Floor)	7.5%	44,200,251	05/20/25	43,768,980	44,377,052
				7.5%	44,200,251		43,768,980	44,377,052
Consumer Durables & Apparel
	Rocky Brands, Inc. (3)	03/15/21	Term Loan - 12.77% (SOFR + 7.50%, 2.00% Floor)	5.4%	33,953,864	03/15/26	33,620,648	31,577,094
	Twin Star International, Inc.	06/12/23	Incremental Delayed Draw Term Loan - 12.93% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	867,948	06/18/26	867,948	867,948
	Twin Star International, Inc.(5)	06/18/21	Term Loan - 13.04% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	2.6%	45,939,760	06/18/26	44,197,185	15,252,000
	Twin Star International, Inc.	02/15/23	Delayed Draw Term Loan - 13.04% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	911,991	06/18/26	911,991	911,991
	Twin Star International, Inc.	06/12/23	Incremental Term Loan - 13.06% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	905,440	06/18/26	905,440	905,440
				8.5%	82,579,003		80,503,212	49,514,473

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 16.41% (SOFR + 10.75%, 1.25% Floor)	6.6%	$38,795,944	02/26/26	$38,424,290	$38,834,740
				6.6%	38,795,944		38,424,290	38,834,740
Energy Equipment & Services
	Profrac Services II, LLC	03/04/22	Term Loan - 12.42% (SOFR + 7.25%, 1.00% Floor)	5.4%	31,417,905	03/04/25	30,970,715	32,046,263
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 12.93% inc PIK (SOFR + 7.50%, 1.50% Floor, 0.75% PIK)	1.6%	9,825,428	10/22/24	9,825,428	9,550,316
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 12.93% inc PIK (SOFR + 7.50%, 1.50% Floor, 0.75% PIK)	3.8%	22,771,612	10/22/24	22,659,703	22,134,007
				10.8%	64,014,945		63,455,846	63,730,586
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Delayed Draw Term Loan - 11.94% inc PIK (SOFR + 6.50%, 0.75% Floor, 1.00% PIK)	2.3%	14,150,001	05/26/27	14,150,001	13,301,001
	KBP Brands, LLC	05/26/21	Term Loan - 11.94% inc PIK (SOFR + 6.50%, 0.75% Floor, 1.00% PIK)	1.6%	9,973,350	05/26/27	9,778,240	9,374,949
	Red Lobster Management, LLC	01/22/21	Term Loan - 13.65% (SOFR + 8.00%, 1.50% Floor)	8.2%	48,614,970	01/22/26	48,165,825	48,323,280
				12.1%	72,738,321		72,094,066	70,999,230
Household Durables
	Slogic Holding Corp. (4)	08/25/23	Revolver - 11.43% (SOFR + 5.87%, 1.00% Floor)	0.3%	1,706,005	04/30/24	1,706,005	1,706,005
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 11.30% (SOFR + 5.87%, 1.00% Floor)	4.1%	26,681,925	10/29/26	26,681,925	24,360,598
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 18.76% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	9.7%	59,014,552	03/31/25	57,751,473	57,185,101
	Greenfield World Trade, Inc.	08/12/21	Last Out Delayed Draw Term Loan - 18.76% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	2.1%	12,545,336	03/31/25	11,857,399	12,156,430
				16.2%	99,947,818		97,996,802	95,408,134
Media
	Encompass Digital Media, Inc.	10/01/18	Revolver - 15.00% inc PIK (PRIME + 6.50%, 1.25% Floor, all PIK)	0.2%	1,946,663	12/31/23	1,946,663	1,354,877
	Encompass Digital Media, Inc.	10/01/18	Term Loan - 15.00% inc PIK (PRIME + 6.50%, 1.25% Floor, all PIK)	4.0%	33,510,423	12/31/23	33,510,212	23,323,255
				4.2%	35,457,086		35,456,875	24,678,132
Publishing
	Bendon Inc.	12/11/20	Term Loan - 13.04% (SOFR + 7.50%, 1.50% Floor)	7.8%	46,823,017	12/11/25	46,355,722	45,699,265
				7.8%	46,823,017		46,355,722	45,699,265
Software
	Mondee Holdings LLC	12/20/19	Term Loan - 14.15% inc PIK (SOFR + 8.50%, 1.75% Floor, 4.25% PIK)	11.6%	67,353,910	12/23/24	66,890,693	68,162,157
				11.6%	67,353,910		66,890,693	68,162,157

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2023

Industry	Issuer		Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	10/09/20	Term Loan - 12.38% (SOFR + 7.00%, 1.00% Floor)	7.3%	$45,260,691	10/09/25	$43,683,886	$42,861,874
	Centric Brands Inc. (3)	10/09/20	Revolver - 11.12% (SOFR + 5.75%, 1.00% Floor)	0.6%	3,758,068	10/09/24	3,747,392	3,758,068
	Hollander Intermediate LLC	09/19/22	Term Loan - 16.18% (SOFR + 10.75%, 3.00% Floor)	8.9%	57,976,905	09/21/26	57,976,905	52,411,122
				16.8%	106,995,664		105,408,183	99,031,064
	Total Debt Investments			152.4%	971,513,794		954,361,925	896,967,690

	EQUITY				Shares
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2) (5) (6)		Class A Units	0.0%	4,399		43,990	—
				0.0%	4,399		43,990	—
Chemicals
	AGY Equity LLC (2) (5) (6)		Class A Preferred Units	0.0%	7,752,414		—	—
	AGY Equity LLC (2) (5) (6)		Class B Preferred Units	0.0%	10,078,138		—	—
	AGY Equity LLC (2) (5) (6)		Class C Common Units	0.0%	11,241,000		—	—
	AGY Equity LLC (2) (5) (6)		Class D Preferred Units	0.0%	3,997,226		3,997,226	—
				0.0%	33,068,778		3,997,226	—
Household Durables
	Shelterlogic Group Holdings, Inc (4) (5) (6)		Common Stock	0.0%	1,254,034		—	—
	Greenfield World Trade, Inc. (5) (6)		Class A-1 Warrant, expires 03/25/27	0.5%	3,959		3,178,520	2,763,836
	Greenfield World Trade, Inc. (5) (6)		Class A-2 Warrant, expires 03/25/27	0.1%	1,376		1,189,508	565,641
	Greenfield World Trade, Inc. (5) (6)		Class A-3 Warrant, expires 03/25/27	0.0%	116		113,932	47,305
				0.6%	1,259,485		4,481,960	3,376,782
Software
	Mondee Holdings LLC (5) (6) (7)		Common Stock	0.3%	570,627		764,071	2,037,138
				0.3%	570,627		764,071	2,037,138
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3) (5) (6)		Membership Interests	0.0%	159,658		—	—
	Centric Brands L.P. (3) (5) (6)		Class A LP Interests	0.0%	159,658		—	134,113
				0.0%	319,316		—	134,113
	Total Equity Investments			0.9%	35,222,605		9,287,247	5,548,033
	Total Debt & Equity Investments (8)			153.3%			963,649,172	902,515,723
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.26%			7.4%	43,802,740		43,802,740	43,802,740
	Total Cash Equivalents			7.4%			43,802,740	43,802,740
	Total Investments (160.5%)						$1,007,451,912	$946,318,463
	Net unrealized depreciation on unfunded commitments (-0.1%)							(783,575)
	Liabilities in Excess of Other Assets (-60.4%)							(355,916,096)
	Net Assets (100.0%)							$589,618,792

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2023

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and September 30, 2023 along with transactions during the period ended September 30, 2023 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2023	Interest/Dividend/ Other income
AGY Holdings Corp. Delayed Draw Term Loan - 15.65% inc PIK	$25,420,236	$4,399,833	$—	$—	$(589,151)	$29,230,918	$5,897,044
AGY Holdings Corp. Term Loan - 15.63% inc PIK	26,315,189	2,316,212	—	—	(473,343)	28,158,058	5,673,068
Navistar Defense, LLC Term Loan - 14.22% inc PIK	34,632,469	—	—	—	2,008,190	36,640,659	12,435
AGY Equity LLC Class A Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class B Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class C Common Units	—	—	—	—	—	—	—
AGY Equity LLC Class D Preferred Units	—	—	—	—	—	—	—
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
Navistar Defense, LLC Revolver - 16.01% inc PIK	—	3,769,118	—	—	29,821	3,798,939	94,031
Total Controlled Affiliated investments	$86,367,894	$10,485,163	$—	$—	$975,517	$97,828,574	$11,676,578

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2023, $78,331,149 or 8.1% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and September 30, 2023 along with transactions during the period ended September 30, 2023 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2023	Interest/Dividend/ Other income
Slogic Holding Corp. Last Out Term Loan - 11.62%	$26,681,925	$25,214	$—	$—	$(2,346,541)	$24,360,598	$2,255,205
Shelterlogic Group Holdings, Inc Common Stock	29,432,178	—	—	—	(29,432,178)	—	—
Slogic Holding Corp. Revolver - 11.43%	—	1,706,005	—	—	—	1,706,005	162,585
Total Non-Controlled Affiliated Investments	$56,114,103	$1,731,219	$—	$—	$(31,778,719)	$26,066,603	$2,417,790

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of September 30, 2023, the aggregate fair value of these securities was $5,548,033, or 0.6% of the Company’s total assets.
(7)
Fair value of the Mondee Holdings, Inc. common stock held by the Company is based on the adjusted market price of the issuer's stock as of September 30, 2023. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy.
(8)
Except for the Level 1 investment, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2023

PRIME - Prime Rate

SOFR - Secured Overnight Financing Rate, generally 1-Month, 3-Month, or 6-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $49,457,216 and $192,388,965, respectively, for the period ended September 30, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2023

	As of September 30,
	2023	As of December 31,
	(unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $833,224 and $977,794, respectively)	$778,620	$960,055
Non-controlled affiliated investments (amortized cost of $28,388 and $26,657, respectively)	26,067	56,114
Controlled affiliated investments (amortized cost of $102,037 and $91,552, respectively)	97,829	86,368
Cash and cash equivalents	45,732	47,657
Interest receivable	15,318	11,632
Receivable for investments sold	1,843	605
Deferred financing costs	565	221
Due from Adviser	—	157
Prepaid and other assets	73	103
Total Assets	$966,047	$1,162,912

Liabilities
Term loan (net of $483 and $1,576 of deferred financing costs, respectively)	$289,517	$335,424
Incentive fee payable	76,599	76,266
Interest and credit facilities expense payable	5,133	4,130
Management fees payable	3,687	4,177
Unrealized depreciation on unfunded commitments	784	771
Directors’ fees payable	241	—
Other accrued expenses and other liabilities	467	479
Total Liabilities	376,428	421,247

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	1,373,401	1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(472,234)	(387,434)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	733,268	818,068
Accumulated loss	(143,649)	(76,403)
Total Members’ Capital	589,619	741,665
Total Liabilities and Members’ Capital	$966,047	$1,162,912
Net Asset Value Per Unit (Note 9)	$54.98	$66.04

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2023

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$25,385	$28,649	$78,172	$88,792
Interest income paid-in-kind	4,500	6,459	19,977	17,488
Other fee income	151	217	234	692
Non-controlled affiliated investments:
Interest income	948	652	2,418	1,606
Controlled affiliated investments:
Interest income	2,436	3,694	6,971	6,827
Interest income paid-in-kind	963	2,134	4,694	5,339
Other fee income	5	—	12	—
Total investment income	34,388	41,805	112,478	120,744

Expenses
Interest and credit facilities expenses	7,556	5,833	20,831	15,840
Management fees	3,687	4,389	11,585	14,579
Incentive fees	(2,782)	5,572	332	13,424
Administrative fees	263	294	855	999
Professional fees	231	222	798	817
Directors’ fees	98	98	296	296
Other expenses	33	52	168	185
Total expenses	9,086	16,460	34,865	46,140
Net investment income	25,302	25,345	77,613	74,604
Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	—	—	2,821	2,150
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(13,842)	(7,358)	(36,877)	(12,949)
Non-controlled affiliated investments	(13,508)	3,850	(31,779)	(203)
Controlled affiliated investments	2,347	451	976	(9,907)
Net realized and unrealized loss on investments	(25,003)	(3,057)	(64,859)	(20,909)
Net increase in Members’ Capital from operations	$299	$22,288	$12,754	$53,695
Basic and diluted:
Income per unit	$0.02	$1.62	$0.93	$3.91

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2023

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2022	$934,160	$(30,864)	$903,296
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	23,505	23,505
Net change in unrealized appreciation/(depreciation) on investments	—	(7,947)	(7,947)
Total Increase in Members’ Capital for the three months ended March 31, 2022	—	15,558	15,558
Members’ Capital at March 31, 2022	934,160	(15,306)	918,854
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	25,754	25,754
Net realized gain on investments	—	2,150	2,150
Net change in unrealized appreciation/(depreciation) on investments	—	(12,055)	(12,055)
Distributions to Members from:
Distributable earnings	—	(33,000)	(33,000)
Return of capital	(66,000)	—	(66,000)
Total Decrease in Members’ Capital for the three months ended June 30, 2022	(66,000)	(17,151)	(83,151)
Members’ Capital at June 30, 2022	868,160	(32,457)	835,703
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	25,345	25,345
Net realized loss on investments	—	—	—
Net change in unrealized appreciation/depreciation on investments	—	(3,057)	(3,057)
Distributions to Members from:
Distributable earnings	—	(24,000)	(24,000)
Return of capital	(46,000)	—	(46,000)
Total Decrease in Members’ Capital for the three months ended September 30, 2022	(46,000)	(1,712)	(47,712)
Members’ Capital at September 30, 2022	$822,160	$(34,169)	$787,991

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2023	$818,068	$(76,403)	$741,665
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	28,164	28,164
Net realized gain on investments	—	19	19
Net change in unrealized appreciation/(depreciation) on investments	—	(19,908)	(19,908)
Total Increase in Members’ Capital for the three months ended March 31, 2023	—	8,275	8,275
Members’ Capital at March 31, 2023	818,068	(68,128)	749,940
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	24,147	24,147
Net realized gain on investments	—	2,802	2,802
Net change in unrealized appreciation/(depreciation) on investments	—	(22,769)	(22,769)
Distributions to Members from:
Distributable earnings	—	(49,000)	(49,000)
Return of capital	(55,000)	—	(55,000)
Total Decrease in Members’ Capital for the three months ended June 30, 2023	(55,000)	(44,820)	(99,820)
Members’ Capital at June 30, 2023	763,068	(112,948)	650,120
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	25,302	25,302
Net change in unrealized appreciation/depreciation on investments	—	(25,003)	(25,003)
Distributions to Members from:
Distributable earnings	—	(31,000)	(31,000)
Return of capital	(29,800)	—	(29,800)
Total Decrease in Members’ Capital for the three months ended September 30, 2023	(29,800)	(30,701)	(60,501)
Members’ Capital at September 30, 2023	$733,268	$(143,649)	$589,619

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2023

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$12,754	$53,695
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(24,786)	(159,357)
Interest income paid-in-kind	(24,671)	(22,827)
Proceeds from sales and paydowns of investments	191,151	442,210
Net realized gain on investments	(2,821)	(2,150)
Net change in unrealized (appreciation)/depreciation on investments	67,680	23,059
Amortization of premium and accretion of discount, net	(7,757)	(10,813)
Amortization of deferred financing costs	1,691	2,381
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(3,686)	(8,793)
(Increase) decrease in due from Adviser	157	467
(Increase) decrease in prepaid and other assets	30	(51)
Increase (decrease) in incentive fees payable	333	13,424
Increase (decrease) in management fees payable	(490)	(858)
Increase (decrease) in interest and credit facilities expense payable	1,003	1,554
Increase (decrease) in directors’ fees payable	241	241
Increase (decrease) in other accrued expenses and liabilities	(12)	265
Net cash provided by operating activities	210,817	332,447
Cash Flows from Financing Activities
Distributions to Members from distributable earnings	(80,000)	(56,995)
Return of capital	(84,800)	(112,000)
Deferred financing costs paid	(942)	(627)
Repayments of credit facilities	(47,000)	(168,000)
Net cash used in financing activities	(212,742)	(337,622)
Net decrease in cash and cash equivalents	(1,925)	(5,175)
Cash and cash equivalents, beginning of period	47,657	113,687
Cash and cash equivalents, end of period	$45,732	$108,512
Supplemental and non-cash financing activities
Interest expense paid	$16,984	$11,111
Purchase of investments due to reorganization	$1,227	$—
Change in receivable for investments sold	$1,238	$—
Change in distributions payable	$9	$5

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2023

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

As of September 30, 2023

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2023, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2023 was $472,234.

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

As of September 30, 2023

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of September 30, 2023.

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

As of September 30, 2023

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

As of September 30, 2023

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$896,968	$896,968
Equity	2,037	—	3,511	5,548
Cash equivalents	43,803	—	—	43,803
Total Assets	$45,840	$—	$900,479	$946,319

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

As of September 30, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2023:

	Debt	Equity	Total
Balance, July 1, 2023	$941,916	$17,873	$959,789
Purchases, including payments received in-kind	15,225	—	15,225
Sales and paydowns of investments	(53,841)	—	(53,841)
Amortization of premium and accretion of discount, net	1,538	—	1,538
Net change in unrealized appreciation/(depreciation)	(7,870)	(14,362)	(22,232)
Balance, September 30, 2023	$896,968	$3,511	$900,479
Net change in unrealized appreciation/(depreciation) in investments held as of September 30, 2023	$(7,759)	$(14,362)	$(22,121)

	Debt	Equity	Total
Balance, January 1, 2023	$1,054,945	$47,591	$1,102,536
Purchases, including payments received in-kind	49,457	—	49,457
Sales and paydowns of investments	(189,124)	(1,227)	(190,351)
Amortization of premium and accretion of discount, net	7,757	—	7,757
Net realized gains	19	—	19
Net change in unrealized appreciation/(depreciation)	(26,086)	(42,853)	(68,939)
Balance, September 30, 2023	$896,968	$3,511	$900,479
Net change in unrealized appreciation/(depreciation) in investments held as of September 30, 2023	$(24,078)	$(34,860)	$(58,938)

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

The Company did not have any transfers between levels during the three and nine months ended September 30, 2023 and 2022.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2023:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$706,721	Income Method	Discount Rate	10.2% to 27.0%	16.7%	Decrease
Debt	$50,745	Market Method	EBITDA Multiple	6.4x to 8.8x	N/A	Increase
Debt	$139,502	Market Method	Revenue Multiple	0.2x to 1.1x	N/A	Increase
Equity	$134	Market Method	EBITDA Multiple	6.8x to 8.8x	N/A	Increase
Equity	$—	Market Method	Revenue Multiple	0.6x to 1.1x	N/A	Increase
Equity	$3,377	Market Method	EBITDA Multiple	7.4x to 8.4x	N/A	Increase
		Income Method	Implied Volatility	60.0% to 60.0%	N/A	Increase
			Expected Term (in years)	2.0 to 2.0	N/A	Increase

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

As of September 30, 2023

4. Agreements and Related Party Transactions

Advisory Agreement: On December 29, 2017, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement was most recently reapproved to remain in effect on August 9, 2023. The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser.

The Advisory Agreement may be terminated by either party, by vote of the Company’s Board, or by a vote of the majority of the Company’s outstanding voting units, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, the Company will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). The Advisory Agreement was reapproved by the Company’s Board on August 9, 2023.

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

As of September 30, 2023

4. Agreements and Related Party Transactions (Continued)

For the three and nine months ended September 30, 2023, Management Fees incurred were $3,687 and $11,585, respectively, of which $3,687 remained payable as of September 30, 2023. For the three and nine months ended September 30, 2022, Management Fees incurred amounted to $4,389 and $14,579, respectively, of which $4,389 remained payable at September 30, 2022.

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

As of September 30, 2023

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

Administration Agreement: On September 25, 2018, the Company entered into an Amended and Restated Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (in such capacity, the “Administrator”), which amended and restated the Administration Agreement between the Company and the Administrator entered into on April 16, 2018. Under the Administration Agreement, the Administrator (or one or more delegated service providers) will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended; monitor the payment of the Company’s expenses; oversee the performance of administrative and professional services rendered to the Company by others; be responsible for the financial and other records that the Company is required to maintain; prepare and disseminate reports to Unitholders and reports and other materials to be filed with the SEC or other regulators; assist the Company in determining and publishing (as necessary or appropriate) its net asset value; oversee the preparation and filing of tax returns; generally oversee the payment of expenses; and provide such other services as the Administrator, subject to review of the Company’s Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator shall seek such reimbursement from the Company no more than once during any calendar year and shall only seek such reimbursement when all Company Expenses (as defined below) for such calendar year have been paid or accrued. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below. On August 9, 2023, the Administrative Agreement was reapproved by the Company's Board.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2023

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

As of September 30, 2023

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2023

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2023 and December 31, 2022:

		September 30, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$2,067	$127	$4,135	$203
Altern Marketing LLC	October 2024	—	—	4,686	33
Bendon Inc.	December 2025	7,263	175	7,263	326
Centric Brands Inc.	October 2024	1,537	—	2,306	—
Encompass Digital Media, Inc.	December 2023	604	184	794	93
Greenfield World Trade, Inc.	December 2023	4,685	145	4,685	—
Hometown Food Company	August 2023	—	—	4,705	—
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	1,803	14	1,147	28
KBP Brands, LLC (fka KBP Investments LLC)	May 2027	437	26	437	32
Mondee Holdings LLC	December 2024	—	—	8,613	—
Rapid Displays, Inc.	April 2026	1,770	113	1,770	25
Slogic Holding Corp.	April 2024	2,171	—	—	—
UniTek Acquisition, Inc.	August 2023	—	—	571	14
WDE TorcSill Holdings LLC	October 2024	8	—	313	17
Total		$22,345	$784	$41,425	$771

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2023, the Company is not aware of any pending or threatened litigation.

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

As of September 30, 2023

6. Members' Capital

The Company’s Unit activity for the three and nine months ended September 30, 2023 and 2022, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Units at beginning of period	13,734,010	13,734,010	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2023 and 2022.

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2023, the Company was in compliance with such covenants.

As of September 30, 2023 and December 31, 2022, the Natixis Borrowing Base assets were more than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of September 30, 2023 and December 31, 2022 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2023	$250,000	$—	$250,000
As of December 31, 2022	$250,000	$—	$250,000

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

As of September 30, 2023

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

As of September 30, 2023

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2023, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are consolidated in the Company’s consolidated financial statements and considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

Borrowings under the PNC Term Loan as of September 30, 2023 and December 31, 2022 were $290,000 and $337,000, respectively.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2023

7. Credit Facilities (Continued)

The Company incurred $629 in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. Costs associated with the Revolving Credit Facilities were primarily recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective term of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of September 30, 2023 and December 31, 2022, $565 and $221, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company’s Consolidated Statements of Assets and Liabilities. As of September 30, 2023 and December 31, 2022, $483 and $1,576, respectively, of such deferred financing costs have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of September 30, 2023	As of December 31, 2022
Principal amount outstanding on PNC Term Loan	$290,000	$337,000
Deferred financing costs	(483)	(1,576)
PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$289,517	$335,424

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of September 30, 2023 and 2022, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Credit Facilities interest expense	$5,805	$5,176	$16,980	$12,827
Unused commitment fees	1,165	160	2,060	532
Administrative fees	—	—	100	100
Amortization of deferred financing costs	586	497	1,691	2,381
Total	$7,556	$5,833	$20,831	$15,840
Weighted average interest rate	7.83%	4.61%	7.44%	3.39%
Average outstanding balance	$290,000	$439,413	$300,780	$499,173

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

As of September 30, 2023

8. Income Taxes (Continued)

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of September 30, 2023 and December 31, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of September 30, 2023	As of December 31, 2022
Cost of investments for federal income tax purposes	$1,007,452	$1,139,662
Unrealized appreciation	$8,913	$48,979
Unrealized depreciation	$(69,979)	$(47,861)
Net unrealized (depreciation)/appreciation on investments	$(61,066)	$1,118

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2023

9. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2023 and 2022 is presented below.

	For the Nine Months Ended September 30,
	2023(1)	2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$66.04	$77.81
Income from Investment Operations:
Net investment income	5.65	5.43
Net realized and unrealized loss	(4.72)	(1.52)
Total income from investment operations	0.93	3.91
Less Distributions:
From distributable earnings	(5.82)	(4.15)
From return of capital	(6.17)	(8.15)
Total distributions	(11.99)	(12.30)
Net Asset Value Per Unit (accrual base), End of Period	$54.98	$69.42
Unitholder Total Return(2)(3)	1.61%	5.98%
Unitholder IRR before incentive fees(4)	10.78%	12.04%
Unitholder IRR after all fees and expenses(4)	9.00%	9.91%
Ratios and Supplemental Data:
Members’ Capital, end of period	$589,619	$787,991
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	6.75%	7.11%
Ratio of financing cost to average net assets(3)	3.02%	1.82%
Ratio of net investment income to average net assets(5)	15.03%	11.49%
Ratio of incentive fees to average net assets(5)	0.06%	2.07%
Credit facilities payable	289,517	418,202
Asset coverage ratio	3.03	2.88
Portfolio turnover rate(3)	2.43%	11.97%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of September 30, 2023 and 2022, respectively.
(2)
The Total Return for the nine months ended September 30, 2023 and 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 10.78%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.00%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
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
•
uncertainty surrounding global political and financial stability, including the liquidity of the banking industry;
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

Investment Activity

As of September 30, 2023, our portfolio consisted of 39 debt investments and 12 equity investments. Based on fair values as of September 30, 2023, our portfolio was 99.4% invested in debt investments which were mostly senior secured term loans. The remaining 0.6% represented our equity investments, which were comprised of common stock, preferred stock, membership interests and warrants. Debt investments in three portfolio companies were on non-accrual status as of September 30, 2023, representing 8.4% and 11.0% of our portfolio's fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2023:

Industry	Percent of Total Investments
Aerospace & Defense	19%
Textiles, Apparel & Luxury Goods	11%
Household Durables	11%
Hotels, Restaurants & Leisure	8%
Software	8%
Energy Equipment & Services	7%
Chemicals	6%
Consumer Durables & Apparel	5%
Publishing	5%
Commercial Services & Supplies	5%
Consumer Services	4%
Capital Goods	4%
Media	3%
Auto Components	3%
Commercial & Professional Services	1%
Total	100%

Interest income, including interest income paid-in-kind, was $34.2 million and $41.6 million for the three months ended September 30, 2023 and 2022, respectively. We also earned $0.2 million and $0.2 million in other fee income during the three months ended September 30, 2023 and 2022, respectively.

Interest income, including interest income paid-in-kind, was $112.2 million and $120.1 million for the nine months ended September 30, 2023 and 2022, respectively. We also earned $0.2 million and $0.7 million in other fee income during the nine months ended September 30, 2023 and 2022, respectively.

Results of Operations

Our operating results for the three and nine months ended September 30, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Total investment income	$34,388	$41,805	$112,478	$120,744
Total expenses	9,086	16,460	34,865	46,140
Net investment income	25,302	25,345	77,613	74,604
Net realized gain on investments	—	—	2,821	2,150
Net change in unrealized appreciation/(depreciation) on investments	(25,003)	(3,057)	(67,680)	(23,059)
Net increase in Members’ Capital from operations	$299	$22,288	$12,754	$53,695

Total investment income

Total investment income for the three months ended September 30, 2023 and 2022 was $34.4 million and $41.8 million, respectively. Total investment income for the nine months ended September 30, 2023 and 2022 was $112.5 million and $120.7 million. The decrease in total investment income during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was due to a decrease in the number of debt investments in our portfolio, which decreased to 39 as of September 30, 2023, as compared to 49 as of September 30, 2022. This decrease in the number of our investments was partially offset by an increase in interest rates during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.

Net investment income

Net investment income for the three months ended September 30, 2023 and 2022 was $25.3 million and $25.3 million, respectively. Our net investment income remained stable during the three months ended September 30, 2023 compared the three months ended September 30, 2022, as the decrease in total investment income described above was offset by a decrease in total expenses during the three months ended September 30, 2023. The decrease in total expenses was primarily attributable to the decrease in incentive fees and management fees during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and was partially offset by an increase in interest and credit facilities expenses.

Net investment income for the nine months ended September 30, 2023 and 2022 was $77.6 million and $74.6 million, respectively. The increase in our net investment income during the nine months ended September 30, 2023 compared the nine months ended September 30, 2022 was primarily due to the decrease in total expenses during the nine months ended September 30, 2023 partially offset by the decrease in total investment income described above. The decrease in total expenses was primarily attributable to the decrease in incentive fees and management fees during the nine months ended September 30, 2023 compared the nine months ended September 30, 2022 and was partially offset by an increase in interest and credit facilities expenses.

Expenses for the three and nine months ended September 30, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Expenses
Interest and credit facilities expenses	$7,556	$5,833	$20,831	$15,840
Management fees	3,687	4,389	11,585	14,579
Incentive fees	(2,782)	5,572	332	13,424
Administrative fees	263	294	855	999
Professional fees	231	222	798	817
Directors’ fees	98	98	296	296
Other expenses	33	52	168	185
Total expenses	$9,086	$16,460	$34,865	$46,140

Our total expenses were $9.1 million and $16.5 million for the three months ended September 30, 2023 and 2022, respectively. Our total expenses included management fees attributed to the Adviser of $3.7 million and $4.4 million; and incentive fees of ($2.8) million and $5.6 million, for the three months ended September 30, 2023 and 2022, respectively.

Our total expenses were $34.9 million and $46.1 million for the nine months ended September 30, 2023 and 2022, respectively. Our total expenses included management fees attributed to the Adviser of $11.6 million and $14.6 million; and incentive fees of $0.3 million and $13.4 million, for the nine months ended September 30, 2023 and 2022, respectively.

The decrease in total expenses during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily due to the decrease in incentive fees during the current period combined with a decrease in management fees caused by the decrease in the size of our portfolio of investments. Incentive fees decreased during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 due to net realized and unrealized losses of $25.0 million and $64.9 million, respectively, recognized during the three and nine months ended September 30, 2023 versus $3.1 million and $20.9 million of net realized and unrealized losses recognized during the three and nine months ended September 30, 2022, respectively. The decreases were partially offset by the increase in interest and credit facilities expenses due to a higher weighted average interest rate during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.

Net realized gain on investments

Our net realized gain on investments for the three months ended September 30, 2023 and 2022 was $0. We did not have a realized gain during the three months ended September 30, 2023 and 2022 as none of our investments were disposed of during the periods.

Our net realized gain on investments for the nine months ended September 30, 2023 and 2022 was $2.8 million and $2.2 million, respectively. Our net realized gain during the nine months ended September 30, 2023 is fully attributable to our partial sale of the Mondee Holdings, LLC common stock. Our net realized gain during the nine months ended September 30, 2022 was primarily attributable to our full disposition of United Poly Systems Holding, Inc. common stock which resulted in a gain of $2.2 million.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) investments for the three months ended September 30, 2023 and 2022 was $25.0 million and $3.1 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2023 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Twin Star International, Inc.	Term Loan	$(13,978)
Shelterlogic Group Holdings, Inc.	Common Stock	(11,186)
Mondee Holdings Inc.	Common Stock	(2,859)
Greenfield World Trade, Inc.	Class A-1 Warrant, expires 03/25/27	(2,461)
Slogic Holding Corp.	Last Out Term Loan	(2,321)
Greenfield World Trade, Inc.	Last Out Term Loan	(1,466)
Encompass Digital Media, Inc.	Term Loan	(1,173)
Red Lobster Management, LLC	Term Loan	1,065
Navistar Defense, LLC	Term Loan	1,711
Shipston Group U.S. Inc.	Last Out Term Loan	2,791
Centric Brands Inc.	Term Loan	3,726
All others	Various	1,148
Net change in unrealized appreciation/(depreciation)		$(25,003)

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

Our net change in unrealized appreciation/(depreciation) investments for the nine months ended September 30, 2023 and 2022 was $67.7 million and $23.1 million, respectively. Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2023 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Shelterlogic Group Holdings, Inc	Common Stock	$(29,432)
Twin Star International, Inc.	Term Loan	(17,637)
Mondee Holdings Inc.	Preferred Stock	(7,993)	**
Encompass Digital Media, Inc.	Term Loan	(6,681)
Greenfield World Trade, Inc.	Class A-1 Warrant, expires 03/25/27	(4,101)
Greenfield World Trade, Inc.	Last Out Term Loan	(2,927)
Slogic Holding Corp.	Last Out Term Loan	(2,347)
UniTek Acquisition, Inc.	Term Loan	(2,325)	*
Hollander Intermediate LLC	Term Loan	(1,548)
Greenfield World Trade, Inc.	Class A-2 Warrant, expires 03/25/27	(1,348)
Rocky Brands, Inc.	Term Loan	(876)
Greenfield World Trade, Inc.	Last Out Delayed Draw Term Loan	(837)
Carolina Atlantic Roofing Supply LLC	Term Loan	(703)
Rapid Displays, Inc.	Term Loan	(671)
Columbia Helicopters Inc.	Last Out Term Loan	617
Karman Holdings LLC	Term Loan	772
UniTek Acquisition, Inc.	Delayed Draw Term Loan	800	*
Bendon Inc.	Term Loan	901
Grand Circle Corporation	Term Loan	1,180
Mondee Holdings Inc.	Common Stock	1,273	**
Centric Brands Inc.	Term Loan	1,415
Navistar Defense, LLC	Term Loan	2,008
Red Lobster Management, LLC	Term Loan	4,881
All others	Various	(2,101)
Net change in unrealized appreciation/(depreciation)		$(67,680)

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the nine months ended September 30, 2023 as realized gains/(losses) and/or accelerated original issue discount.

**Our investment in Mondee Holdings, Inc. preferred stock converted into an investment in Mondee Holdings, Inc. common stock during the nine months ended September 30, 2023. Additionally, a portion of the common stock was sold during the nine months ended September 30, 2023 and the unrealized (depreciation)/appreciation on the common stock sold was recognized as a realized gain during the nine months ended September 30, 2023.

Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2022 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Mondee Holdings LLC	Preferred Stock	$4,317
Mondee Holdings LLC	Term Loan	3,330
Profrac Holdings II, LLC	Term Loan	1,791
Hoover Group, Inc.	Term Loan	1,598
Keeco Holdings, LLC	Term Loan	1,202
Greenfield World Trade, Inc.	Warrant	1,105
Carolina Atlantic Roofing Supply LLC	Term Loan	(1,015)
Encompass Digital Media, Inc.	Term Loan	(1,016)
KBP Brands, LLC	Delayed Draw Term Loan	(1,072)
Shipston Group U.S. Inc.	Last Out Term Loan	(1,301)
Grand Circle Corporation	Term Loan	(1,478)
Keeco Holdings, LLC	Term Loan	(1,606)
Retail Services WIS Corporation	Term Loan	(1,807)
Centric Brands Inc.	Exit Term Loan	(2,082)
Rocky Brands, Inc.	Term Loan	(2,234)
AGY Holdings Corp.	Delayed Draw Term Loan	(2,416)
Obagi Cosmeceuticals, LLC	Term Loan	(2,542)	*
AGY Holdings Corp.	Term Loan	(2,627)
Red Lobster Management, LLC	Term Loan	(3,773)
Twin Star International, Inc.	Term Loan	(3,970)
AGY Equity LLC	Class D Preferred Units	(3,997)
All others	Various	(3,466)
Net change in unrealized appreciation/(depreciation)		$(23,059)

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the nine months ended September 30, 2022 as realized gains/(losses) and/or accelerated original issue discount.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended September 30, 2023 and 2022 was $0.3 million and $22.3 million, respectively. The lower net increase in Members’ Capital from operations during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to net unrealized depreciation during the current quarter which, as previously described, was a net depreciation of $25.0 million, compared to a net unrealized depreciation of $3.1 million during the three months ended September 30, 2022, coupled with slightly lower net investment income during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Our net increase in Members’ Capital from operations during the nine months ended September 30, 2023 and 2022 was $12.8 million and $53.7 million, respectively. The lower net increase in Members’ Capital from operations during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to net unrealized depreciation during the current period which, as previously described, was a net depreciation of $67.7 million, compared to a net unrealized depreciation of $23.1 million during the nine months ended September 30, 2022, partially offset by higher net investment income during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

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

As of September 30, 2023, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

September 30, 2023
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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of September 30, 2023, we were in compliance with such covenants.

As of September 30, 2023 and December 31, 2022, the Natixis Borrowing Base assets were more than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of September 30, 2023 and December 31, 2022 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2023	$250,000	$—	$250,000
As of December 31, 2022	$250,000	$—	$250,000
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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2023, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are consolidated in our consolidated financial statements and considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

Borrowings under the PNC Term Loan as of September 30, 2023 and December 31, 2022 were $290.0 million and $337.0 million, respectively.

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

We incurred $0.6 million in fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. We recorded most of the costs associated with the Revolving Credit Facilities as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective term of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. As of September 30, 2023 and December 31, 2022, $0.6 million and $0.2 million, respectively, of such deferred financing costs had yet to be amortized. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities. As of September 30, 2023 and December 31, 2022, $0.5 million and $1.6 million, respectively, of such deferred financing costs have yet to be amortized.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2023 and 2022 was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Credit Facilities interest expense	$5,805	$5,176	$16,980	$12,827
Unused commitment fees	1,165	160	2,060	532
Administrative fees	—	—	100	100
Amortization of deferred financing costs	586	497	1,691	2,381
Total	$7,556	$5,833	$20,831	$15,840
Weighted average interest rate	7.83%	4.61%	7.44%	3.39%
Average outstanding balance	$290,000	$439,413	$300,780	$499,173

We had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

		September 30, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$2,067	$127	$4,135	$203
Altern Marketing LLC	October 2024	—	—	4,686	33
Bendon Inc.	December 2025	7,263	175	7,263	326
Centric Brands Inc.	October 2024	1,537	—	2,306	—
Encompass Digital Media, Inc.	December 2023	604	184	794	93
Greenfield World Trade, Inc.	December 2023	4,685	145	4,685	—
Hometown Food Company	August 2023	—	—	4,705	—
Karman Holdings LLC (fka Spaceco Holdings LLC)	December 2025	1,803	14	1,147	28
KBP Brands, LLC (fka KBP Investments LLC)	May 2027	437	26	437	32
Mondee Holdings LLC	December 2024	—	—	8,613	—
Rapid Displays, Inc.	April 2026	1,770	113	1,770	25
Slogic Holding Corp.	April 2024	2,171	—	—	—
UniTek Acquisition, Inc.	August 2023	—	—	571	14
WDE TorcSill Holdings LLC	October 2024	8	—	313	17
Total		$22,345	$784	$41,425	$771

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2023, 100% of our debt investments bore interest based on floating rates, such as SOFR or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of September 30, 2023, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our September 30, 2023 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$26,039	$8,821	$17,218
Up 200 basis points	17,359	5,881	11,478
Up 100 basis points	8,680	2,940	5,740
Down 100 basis points	(8,680)	(2,940)	(5,740)
Down 200 basis points	(17,359)	(5,881)	(11,478)
Down 300 basis points	(25,704)	(8,821)	(16,883)

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

10.11

Seventh Amendment to Revolving Credit Agreement, dated as of May 9, 2023, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on August 9, 2023).

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

Date: November 8, 2023	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 8, 2023
	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer