Form 10-K
period 2023-12-31
TCW Direct Lending VII LLC
filed 2024-04-01
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 31, 2023, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at April 1, 2024 was 13,734,010.

Documents Incorporated by Reference

TCW Direct Lending VII LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2023, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VII LLC

FORM 10-K FOR THE YEAR ENDED December 31, 2023

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
•
interest rate volatility could adversely affect our results, particularly to the extent we use leverage as part of our investment strategy;
•
our future operating results;
•
the prospects of our portfolio companies;
•
our contractual arrangements and relationships with third parties;
•
the ability of our portfolio companies to achieve their financial and other business objectives;
•
the increasing concentration of our investment portfolio as we continue to wind down may heighten the risk that an adverse change in one issuer or industry could have a material adverse impact on our performance;
•
pandemics or other serious public health events;
•
an inability to replicate the historical success of any previously launched fund managed by the private credit team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”, also the “Administrator”);
•
the speculative and illiquid nature of our investments;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital, including our ability to generate sufficient cash to pay our operating expenses;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date

ii

of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are regulated under the 1940 Act as an investment company.

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

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the private credit team (the “Private Credit Team” fka the “Direct Lending Team”), of the Adviser, a group of investment professionals that uses the same investment strategy employed by the Private Credit Team over the past 23 years.

Since 2018 and as recently as March 31, 2023, we have formed five wholly-owned subsidiaries, each a Delaware limited liability with a single member interest owned by us. We may make investments through additional wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the 1940 Act. These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. Our board of directors has oversight responsibility for our investment activities, including our investment in any subsidiary, and our role as sole shareholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as the Company. We would “look through” any such subsidiary to determine compliance with our investment policies.

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

Although we are primarily focused on investing in senior secured debt obligations, there may be occasions where our investments may be unsecured. We may also consider making an equity investment in combination with a debt investment. Our investments are in portfolio companies formed as corporations, partnerships and other business entities. Our typical investment commitment is between $20 million and $150 million. We focus on portfolio companies in a variety of industries. While we focus on investments in middle market companies, we may invest in larger or smaller companies. We consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, debtor-in-possession (“DIP”) loans, bridge loans and Chapter 11 exits.

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

The Adviser is a Delaware limited liability company registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $210 billion of assets as of December 31, 2023. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with its four predecessor funds, TCW Direct Lending LLC and the Company, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

Our assets are managed by the Adviser’s Private Credit Team. The Private Credit Team joined the TCW Group in December 2012. The Private Credit Team was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Private Credit Team launched the Company as its seventh direct lending fund. The Private Credit Team is led by Richard Miller and currently includes a dedicated group of investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings. We employ the investment approach and strategy the Private Credit Team developed and implemented over the past 23 years of investing in the middle market. The investment approach of the Private Credit Team is primarily to originate and invest in loans to middle market companies and generally focuses on the following:

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

Investment Advisory and Management Agreement

On December 29, 2017, the Company entered into the Advisory Agreement with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless terminated earlier, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, we will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.” The Advisory Agreement was most recently reapproved by our board of directors on August 9, 2023.

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

Administration Agreement

On December 29, 2017, the Company entered into the Administration Agreement (as subsequently amended and restated as of September 25, 2018, the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”) under which the Administrator (or one or more delegated service providers) will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended; monitor the payment of the Company’s expenses; oversee the performance of administrative and professional services rendered to the Company by others; be responsible for the financial and other records that the Company is required to maintain; prepare and disseminate reports to Unitholders and reports and other materials to be filed with the SEC or other regulators; assist the Company in determining and publishing (as necessary or appropriate) its net asset value; oversee the preparation and filing of tax returns; generally oversee the payment of expenses; and provide such other services as the Administrator, subject to review of the Company’s board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator shall seek such reimbursement from the Company no more than once during any calendar year and shall only seek such reimbursement when all Company Expenses (as defined below) for such calendar year have been paid or accrued. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below. On August 9, 2023, the Administrative Agreement was reapproved by our board of directors.

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

As of December 31, 2023, we have sold 13,734,010 Units for an aggregate offering price of $1.4 billion.

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

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either stockholder approval or approval of the “required majority”, as such term is defined in Section 57(o) of the Investment Company Act), certain disclosure requirements and, in the case of a BDC that is not an issuer of common equity securities that are listed on a national securities exchange, such as the Company, the requirement that the BDC must extend to each person that is a stockholder as of the date of an approval described above the opportunity (which may include a tender offer) to sell the securities held by that stockholder as of that applicable approval date, with 25% of those securities to be repurchased in each of the four calendar quarters following the calendar quarter in which that applicable approval date takes place. We have not sought or obtained Unitholders’ approval, and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a) of the 1940 Act. As of December 31, 2023, our asset coverage for borrowed amounts was 315.0%.

Code of Ethics

We and the Adviser have each adopted a code of ethics of the Adviser pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, which establish procedures for personal investments and restricts certain transactions. The code of ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. In addition, we have adopted a code of ethics applicable to our Principal Executive and Principal Accounting Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. You may obtain copies of the codes of ethics by written request addressed to the following: Gladys Xiques, Chief Compliance Officer, 515 South Flower Street, Los Angeles, California 90071.

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

Wind Down. Since the Commitment Period ended in May 2021, we generally may not make new investments (other than certain follow-on investments and investments that were significantly in process prior to the termination of the Commitment Period). As a result, during the remainder of our term, fewer investments will be available to generate cash flow, decreasing the amount of distributions. The increased relative concentration of our portfolio in fewer investments increases the risk that losses in one of those investments will have a greater impact on the overall remaining portfolio. In addition, we will continue to incur expenses and other liabilities for the remainder of our term, which will reduce the amount ultimately available for distribution to Members. Amounts distributed to Members in connection with any dissolution and liquidation may be subject to clawback pursuant to the terms of the LLC Agreement.

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

Portfolio Concentration. Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be diversified. See “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets” and “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.” Aside from the diversification requirements that we have to comply with as a RIC and other contractual investment limitations to which we are subject pursuant to the LLC Agreement, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers or industries, any adverse change in one or more of such issuers or industries could have a material adverse effect on our investments. To the extent the aggregate Commitments of the Unitholders turn out to be substantially less than the amounts targeted, our portfolio may be even more concentrated than it would otherwise be. In addition, since the Commitment Period ended in May 2021, we may not make new investments (other than certain follow-on investments). As we continue to wind down under the terms of the LLC Agreement, we expect our investment portfolio to become more concentrated, which may heighten the risk that an adverse change in one issuer or industry could have a material adverse impact on the Company’s performance.

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

Interest Rate Risk. In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding fixed-rate debt securities generally fall, and they may sell at a discount from their face amount. Our debt investments generally have adjustable interest rates. For that reason, the Adviser expects that when interest rates change, the amount of interest we receive in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates. In recent years the U.S. Federal Reserve Board (the “Fed”) increased interest rates from historically low levels in an effort to cause inflation levels to align with the Fed's long-term inflation target, but those rates have appeared to stabilize somewhat more recently and might be lowered in the coming year. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).

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

Risks of Investing in Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid only after the first out tranche is paid. We may participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans, and we may suffer losses on such loans if the borrower is unable to make required payments when due.

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

Under an applicable SEC rule, BDCs that use over a certain level of derivatives will be subject to a value-at-risk (“VaR”) leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements will apply, unless a BDC qualifies as a “limited derivatives user,” as defined under the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

Cybersecurity Risks and Cyber Incidents. Our business depends on the communications and information systems of our Adviser and its affiliates, our portfolio companies and third-party service providers. These systems are subject to potential cybersecurity attacks and incidents, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. Cyber hacking could also cause significant disruption and harm to the companies in which we invest. Additionally, digital and network technologies (collectively, “cyber networks”) might be at risk of cyberattacks that could potentially seek unauthorized access to digital systems for purposes such as misappropriating sensitive information, corrupting data or causing operational disruption. Cyberattacks might potentially be carried out by persons using techniques that could range from efforts to electronically circumvent network security or overwhelm websites to intelligence gathering and social engineering functions aimed at obtaining information necessary to gain access. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the value of our securities and our ability to pay distributions to our unitholders.

As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Adviser and third-party service providers. In addition, we and the Adviser currently or in the future are expected to routinely transmit and receive confidential and proprietary information by email and other electronic means. We and the Adviser may not be able to ensure secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties to protect the confidentiality of the information.

In addition, we, the Adviser and many of our third-party service providers currently have work from home policies. Such a policy of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risks and other risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us or our Adviser will be effective. Network, system, application and data breaches as a result of cybersecurity risks or cyber incidents could result in operational disruptions or information misappropriation that could have a material adverse effect on our business, results of operations and financial condition of us and of our portfolio companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board of Directors (the “Board”) is responsible for overseeing our risk management program, and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Adviser’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Adviser’s overall risk management processes. In general, the Adviser seeks to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Adviser’s information systems or the information that the Adviser collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

Cybersecurity Risk Management and Strategy

The Adviser’s cybersecurity risk management strategy focuses on several areas:

•
Identification and Reporting: The Adviser has implemented a comprehensive, cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. The Adviser’s program includes controls and procedures to properly identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner.
•
Technical Safeguards: The Adviser implements technical safeguards that are designed to protect the Adviser’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as assistance from third party experts where necessary.
•
Incident Response and Recovery Planning: The Adviser has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Adviser’s response to a cybersecurity incident. The Adviser conducts occasional tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.
•
Third-Party Risk Management: The Adviser maintains a comprehensive, risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Adviser’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside consultants who advise on the Adviser’s cybersecurity systems.
•
Education and Awareness: The Adviser provides regular, mandatory training for all levels of personnel regarding cybersecurity threats as a means to equip the Adviser’s personnel with effective tools to address cybersecurity threats, and to communicate the Adviser’s evolving information security policies, standards, processes, and practices.

The Adviser conducts periodic assessment and testing of its policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. This includes penetration testing of network infrastructure and phishing tests targeting the Adviser’s employees. The results of such assessments and reviews are evaluated by management and reported to the Board, and the Adviser adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments and reviews.

Governance

The Board, in coordination with the Adviser, oversees the Company’s risk management program, including the management of cybersecurity threats. The Board receives regular updates and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by the Company’. The Board also receives prompt and timely information regarding any material cybersecurity risk, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Adviser discuss the Company’s approach to overseeing cybersecurity threats.

The Adviser has established an internal working group that includes relevant representation from senior management including the CCO, COO and CISO who work collaboratively to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through ongoing communication with these teams, the CISO and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Board when appropriate.

The CISO has served in various roles in information technology and information security for many years and holds relevant professional certifications. The Adviser’s COO and CCO each hold educational and professional degrees in their respective fields, and each has numerous years of experience managing risk at the Company and at similar companies, including assessing cybersecurity threats.

Material Effects of Cybersecurity Incidents

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

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

We have several wholly-owned subsidiaries, each a single member Delaware limited liability company. On March 21, 2022, we formed our fourth wholly-owned subsidiary, TCW DL NAV LLC, also a single member Delaware limited liability company. On March 31, 2023, we formed our fifth wholly-owned subsidiary, TCW DL EDM LLC, also a single member Delaware limited liability company.

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

Critical Accounting Policies and Estimates

Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Investment Activity

As of December 31, 2023, our portfolio consisted of 37 debt investments and 13 equity investments. Based on fair values as of December 31, 2023, our portfolio was 99.1% invested in debt investments which were mostly senior secured, term loans. The remaining 0.9% represented our equity investments, which were comprised of common stock, preferred stock, membership interests, and warrants.

As of December 31, 2022, our portfolio consisted of 46 debt investments and 12 equity investments. Based on fair values as of December 31, 2022, our portfolio was 95.7% invested in debt investments which were mostly senior secured, term loans. The remaining 4.3% represented our equity investments, which were comprised of common stock, preferred stock, membership interests, and warrants.

We had two debt investments on non-accrual status as of December 31, 2023, representing 6.3% and 8.5% of our portfolio's fair value and cost, respectively. We had one debt investment on non-accrual status as of December 31, 2022, representing 3.1% and 3.0% of our portfolio's fair value and cost, respectively.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as December 31, 2023:

Industry	Percent of Total Investments
Aerospace & Defense	21%
Household Durables	12%
Textiles, Apparel & Luxury Goods	11%
Software	9%
Hotels, Restaurants & Leisure	8%
Chemicals	7%
Consumer Durables & Apparel	6%
Publishing	5%
Commercial Services & Supplies	5%
Consumer Services	4%
Capital Goods	4%
Energy Equipment & Services	4%
Media	3%
Commercial & Professional Services	1%
100%

Interest income including interest income paid-in-kind, was $148.1 million, $159.3 million and $162.4 million, for the years ended December 31, 2023, 2022, and 2021, respectively. During the years ended December 31, 2023, 2022 and 2021, we also earned $0.3 million, $0.8 million and $1.0 million, respectively, in other fee income.

Results of Operations

Our operating results for the years ended December 31, 2023, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Total investment income	$148,430	$160,071	$163,396
Net expenses	52,557	61,663	85,632
Net investment income	95,873	98,408	77,764
Net realized (loss) gain on investments	(1,483)	2,232	2,049
Net change in unrealized appreciation/(depreciation) on investments	(68,488)	(29,771)	31,986
Net increase in Members’ Capital from operations	$25,902	$70,869	$111,799

Total investment income

Total investment income for the years ended December 31, 2023, 2022 and 2021 was $148.4 million, $160.1 million and $163.4 million, respectively, and included $0.3 million, $0.8 million and $1.0 million, of other fee income.

The decrease in total investment income during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the decrease in the number of debt investments in our portfolio. The number of debt investments decreased to 37 as of December 31, 2023, compared to 46 as of December 31, 2022. The decrease in the number of our debt investments was partially offset by an increase in interest rates during the year ended December 31, 2023 compared to the year ended December 31, 2022.

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

Net investment income

Net investment income for the years ended December 31, 2023, 2022 and 2021 was $95.9 million, $98.4 million and $77.8 million, respectively.

The decrease in our net investment income during the year ended December 31, 2023 compared to our net investment income during the year ended December 31, 2022 is due to lower total investment income during the year ended December 31, 2023 compared to the year ended December 31, 2022, as described above, which was partially offset by lower total expenses. The decrease in expenses was primarily due to a decrease in incentive fees and management fees which decreased to $6.5 million and $15.1 million, respectively, as of December 31, 2023 compared to $17.7 million and $18.8 million, respectively, as of December 31, 2022.

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

Expenses for the years ended December 31, 2023, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Expenses
Interest and credit facility expenses	$28,264	$22,300	$16,855
Management fees	15,063	18,756	21,387
Incentive fees	6,475	17,717	43,271
Administrative fees	1,151	1,299	1,482
Professional fees	1,059	1,116	1,313
Directors’ fees	394	394	399
Other expenses	197	238	1,392
Total expenses	$52,603	$61,820	$86,099
Expenses reimbursed by the Adviser	(46)	(157)	(467)
Net Expenses	$52,557	$61,663	$85,632

Our total expenses were $52.6 million, $61.8 million and $86.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our total expenses included management fees attributed to the Adviser of $15.1 million, $18.8 million and $21.4 million; and incentive fees attributed to the Adviser of $6.5 million, $17.7 million and $43.3 million, in the years ended December 31, 2023, 2022 and 2021, respectively.

The decrease in total expenses during the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily attributable to incentive fees to our Adviser, which decreased to $6.5 million as of December 31, 2023 compared to $17.7 million as of December 31, 2022 due to net realized and unrealized losses of $70.0 million for the year ended December 31, 2023 compared to net realized and unrealized losses of $27.5 million for the year ended December 31, 2022. Management fees also decreased from $18.8 million as of December 31, 2022 to $15.1 million as of December 31, 2023 due to a decrease in the cost basis of investments for which management fees are based during the current year compared to the prior year. The decrease in incentives fees and management fees was partially offset by an increase in interest and credit facility expenses due to a higher weighted average interest rate during the year ended December 31, 2023 compared to the year ended December 31, 2022.

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

Net expenses include an expense reimbursement of $46 thousand, $0.2 million and $0.5 million, for the years ended December 31, 2023, 2022 and 2021, respectively. The expense reimbursement during the years ended December 31, 2023 and December 31, 2022 reflects Company Expenses (as defined in our Administration Agreement) that we incurred in excess of our annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, we will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually).

Net realized (loss) gain on investments

Our net realized (loss) gain on investments for years ended December 31, 2023, 2022 and 2021 was ($1.5) million, $2.2 million and $2.0 million, respectively.

Our net realized loss during the year ended December 31, 2023 was due to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Mondee Holdings Inc.	Common Stock	$2,802	**
Mondee Holdings LLC	Term Loan	19
Shipston Group U.S. Inc.	Last Out Delayed Draw Term Loan	(263)	*
Shipston Group U.S. Inc.	Last Out Term Loan	(327)	*
Shipston Group U.S. Inc.	Last Out Term Loan	(3,714)	*
Net realized loss		$(1,483)

* Include reversals of previously recognized unrealized appreciation/(depreciation).

**Our investment in Mondee Holdings, Inc. preferred stock converted into an investment in Mondee Holdings, Inc. common stock during the year ended December 31, 2023. Additionally, a portion of the common stock was sold during the year ended December 31, 2023 and the unrealized appreciation on the common stock sold was recognized as a realized gain during the year ended December 31, 2023.

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

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for years ended December 31, 2023, 2022 and 2021 was ($68.5) million, ($29.8) million and $32.0 million, respectively.

Our net change in unrealized appreciation/(depreciation) during the year ended December 31, 2023 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Shipston Group U.S. Inc.	Last Out Term Loan	$4,599	*
Centric Brands Inc.	Term Loan	2,384
Karman Holdings LLC	Term Loan	1,419
Bendon Inc.	Term Loan	1,264
Centric Brands L.P.	Class A LP Interests	1,247
Grand Circle Corporation	Term Loan	1,100
Greenfield World Trade, Inc.	Class A-2 Warrant, expires 03/25/27	(1,096)
Rapid Displays, Inc.	Term Loan	(1,098)
Encompass Digital Media, Inc.	Revolver	(1,182)
Carolina Atlantic Roofing Supply LLC	Term Loan	(1,208)
AGY Holdings Corp.	Delayed Draw Term Loan	(1,215)
AGY Holdings Corp.	Term Loan	(1,323)
Profrac Holdings II, LLC	Term Loan	(1,360)	*
Hollander Intermediate LLC	Term Loan	(1,568)
UniTek Acquisition, Inc.	Term Loan A	(2,325)	*
Greenfield World Trade, Inc.	Last Out Term Loan	(3,050)
Greenfield World Trade, Inc.	Class A-1 Warrant, expires 03/25/27	(3,224)
Slogic Holding Corp.	Last Out Term Loan	(4,828)
Encompass Digital Media, Inc.	Term Loan	(7,771)
Mondee Holdings LLC	Preferred Stock	(7,993)	**
Twin Star International, Inc.	Term Loan	(13,538)
Shelterlogic Group Holdings, Inc	Common Stock	(29,432)
All others	Various	1,710
Net change in unrealized appreciation/(depreciation)		$(68,488)

* Include reversals of previously recognized unrealized appreciation/(depreciation).

**Our investment in Mondee Holdings, Inc. preferred stock converted into an investment in Mondee Holdings, Inc. common stock during the year ended December 31, 2023. Additionally, a portion of the common stock was sold during the year ended December 31, 2023 and the unrealized appreciation on the common stock sold was recognized as a realized gain during the year ended December 31, 2023.

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

Net increase in Members’ Capital from operations

Our net increase in members’ capital from operations during the years ended December 31, 2023, 2022 and 2021 was $25.9 million, $70.9 million and $111.8 million, respectively.

The relative decrease in net increase in members’ capital from operations during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to higher net realized and unrealized losses on investments during the year ended December 31, 2023 compared to the year ended December 31, 2022, coupled with lower net investment income during the current year versus prior year.

The relative decrease in net increase in members’ capital from operations during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to higher net realized and unrealized losses on investments during the year ended December 31, 2022 compared to the year ended December 31, 2021, partially offset by higher net investment income during the current year versus prior year.

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

As of December 31, 2023, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of December 31, 2023, we were in compliance with such covenants.

As of December 31, 2023 and 2022, the Natixis Borrowing Base assets were more than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of December 31, 2023 and 2022 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2023	$250,000	$—	$250,000
As of December 31, 2022	$250,000	$—	$250,000

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

On December 6, 2023, the Borrower entered into Amendment No. 1 to the Third Amended and Restated Credit and Security Agreement with PNC (“Amendment No.1 to Third Amended PNC Credit Agreement”). The Amendment No.1 to Third Amended PNC Credit Agreement (1) updated the Facility Margin Level from 2.30% to 2.75% and removed the SOFR adjustment from the calculation of interest on borrowings; (2) extended the Final Maturity Date 366 days from January 29, 2024 to January 29, 2025; (3)

changed the total commitments under the PNC Term Loan to $265.0 million (the total outstanding balance as of the date of the amendment).

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The

PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2023, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are consolidated in our consolidated financial statements and considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of December 31, 2023 and 2022 the PNC Borrowing Base assets were more than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of December 31, 2023 and 2022 is as follows (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2023	$265,000	$265,000	N/A
As of December 31, 2022	$337,000	$337,000	N/A

(1)
No available amount as of December 31, 2023 or December 31, 2022 as the Borrower's ability to make additional borrowings under the PNC Revolving Credit Facility expired on January 31, 2022.

Borrowings under the PNC Credit Facility as of December 31, 2023 and 2022 consisted of $0 and $0, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $265.0 million and $337.0 million, respectively, of PNC Term Loan.

Costs associated with the Revolving Credit Facilities are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities.

We incurred $0.6 million in financing fees associated with the May 10, 2021 extension of the Natixis Credit Agreement. We incurred $0.9 million in financing costs associated with the May 9, 2023 Seventh Amended Revolving Credit Agreement with Natixis. Lastly, we incurred $0.7 million in financing costs associated with the December 6, 2023 Amendment No. 1 to the Third Amended and Restated Credit and Security Agreement with PNC.

As of December 31, 2023 and 2022, $0.3 million and $0.2 million, respectively, of deferred financing costs from the Revolving Credit Facilities had yet to be amortized. As of December 31, 2023 and 2022, $0.8 million and $1.6 million, respectively, of deferred financing costs from the PNC Term Loan have yet to be amortized.

The summary information regarding the Credit Facilities for the years ended December 31, 2023, 2022 and 2021 was as follows (dollar amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Credit Facilities interest expense	$22,578	$18,584	$12,299
Unused fees	3,226	691	1,757
Administrative fees	101	101	100
Amortization of deferred financing costs	2,359	2,924	2,699
Total	$28,264	$22,300	$16,855
Weighted average interest rate	7.56%	3.93%	2.35%
Average outstanding balance	$294,556	$466,710	$515,948

We had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2023 and 2022 (dollar amounts in thousands):

		December 31, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$2,067	$182	$4,135	$203
Altern Marketing LLC	October 2024	—	—	4,686	33
Bendon Inc.	December 2025	7,263	116	7,263	326
Centric Brands Inc.	October 2024	5,295	—	2,306	—
Encompass Digital Media, Inc.	September 2025	508	174	794	93
Greenfield World Trade, Inc.	June 2024	4,685	136	4,685	—
Hometown Food Company	August 2023	—	—	4,705	—
Karman Holdings LLC (fka Space Holdings LLC)	December 2025	—	—	1,147	28
KBP Investments LLC	May 2027	—	—	437	32
Mondee Holdings LLC	December 2024	—	—	8,613	—
Rapid Displays, Inc.	April 2026	1,377	138	1,770	25
Twin Star International, Inc.	September 2024	2,023	—	—	—
UniTek Acquisition, Inc.	August 2023	—	—	571	14
WDE TorcSill Holdings LLC	October 2024	8	—	313	17
Total		$23,226	$746	$41,425	$771

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of December 31, 2023, 100.0% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of December 31, 2023, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2023 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$25,099	$8,060	$17,039
Up 200 basis points	16,733	5,374	11,359
Up 100 basis points	8,366	2,687	5,679
Down 100 basis points	(8,366)	(2,687)	(5,679)
Down 200 basis points	(16,733)	(5,374)	(11,359)
Down 300 basis points	(24,793)	(8,060)	(16,733)

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023,

based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2023, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

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

10.12*

Amendment No. 1 to Third Amended and Restated Credit and Security Agreement, dated as of December 6, 2023 among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, and Alter Domus (US) LLC, as collateral agent.

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

TCW DIRECT LENDING VII LLC

Date: April 1, 2024	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2024	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: April 1, 2024	By:	/s/ David R. Adler
David R. Adler
Director

Date: April 1, 2024	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: April 1, 2024	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: April 1, 2024	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: April 1, 2024	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

TCW Direct Lending VII LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending VII LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending VII LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, the financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in members’ capital and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities, each of which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value of equity instruments and a discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $841,763,340 as of December 31, 2023.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select appropriate valuation techniques and to use significant unobservable inputs to estimate the fair value of the investment. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs as determined by management. This required a high degree of auditor judgement and increased effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these models and internal assumptions and the weighting of the available pricing inputs in determining the fair value of these investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•
We obtained an understanding of the techniques, valuation models, internal assumptions, and weighting for the unobservable inputs used to derive the pricing information as part of the procedures to test the fair value estimates.
•
We inspected all investment transactions within 60 days prior and subsequent to year end, if any, and compared the transaction price to the valuation at year end to assess the reasonableness of the valuation at year end.
•
We utilized fair value specialists to assist in validating the appropriateness of the valuation techniques, valuation models, internal assumptions, and weighting and to test the valuation by developing an independent expectation. We also assessed the reasonableness of the internal assumptions used in the valuation. We developed independent estimates of the fair values and compared our estimates to management’s estimates.
•
We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs for those investments from the prior year-end.

Los Angeles, California

April 1, 2024

We have served as the Company’s auditor since 2017.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 15.86% inc PIK (SOFR + 10.25%, 1.50% Floor, 2.75% PIK)	3.0%	$18,120,526	08/20/24	$18,076,306	$17,051,415
	Heligear Acquisition Co.	07/30/19	Term Loan - 13.10% (SOFR + 7.50%, 2.00% Floor)	8.3%	47,762,011	07/30/24	47,649,347	47,570,963
	Karman Holdings LLC	12/21/20	Revolver - 12.50% (SOFR + 7.00%, 2.00% Floor)	1.2%	6,554,864	12/21/25	6,554,864	6,554,864
	Karman Holdings LLC	12/21/20	Term Loan - 12.50% (SOFR + 7.00%, 2.00% Floor)	10.5%	59,449,481	12/21/25	58,929,503	59,687,279
	Navistar Defense, LLC (2)	07/27/23	Super Senior Revolver - 16.21% inc PIK (SOFR + 10.50%, 1.50% Floor, all PIK)	1.8%	10,326,607	02/01/26	10,299,999	10,326,607
	Navistar Defense, LLC (2) (5)	08/01/22	Term Loan - 14.22% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	6.0%	40,991,402	02/01/26	33,109,294	33,940,881
				30.8%	183,204,891		174,619,313	175,132,009
Capital Goods
	Carolina Atlantic Roofing Supply LLC	05/28/21	Term Loan - 14.65% inc PIK (SOFR + 9.00%, 2.00% Floor, 0.75% PIK)	5.7%	33,678,160	05/28/26	33,355,097	32,634,137
				5.7%	33,678,160		33,355,097	32,634,137
Chemicals
	AGY Holdings Corp. (2)	09/21/20	Delayed Draw Term Loan - 15.61% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	4.5%	27,977,036	09/21/25	27,977,036	25,515,057
	AGY Holdings Corp. (2)	09/21/20	Term Loan - 15.64% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	4.9%	30,444,391	09/21/25	30,444,391	27,765,285
	AGY Holdings Corp. (2)	05/27/22	Delayed Draw Term Loan - 15.61% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	0.6%	3,627,327	09/21/25	3,627,327	3,308,122
				10.0%	62,048,754		62,048,754	56,588,464
Commercial & Professional Services
	Rapid Displays, Inc.	04/16/21	Term Loan - 12.55% (SOFR + 7.00%, 1.00% Floor)	2.0%	12,494,015	04/13/26	12,421,761	11,244,614
	Rapid Displays, Inc.	04/16/21	Revolver - 12.54% (SOFR + 7.00%, 1.00% Floor)	0.1%	393,333	04/13/26	393,333	354,000
	Rapid Displays, Inc.	09/29/22	Incremental Term Loan - 12.54% (SOFR + 7.00%, 1.00% Floor)	0.0%	221,169	04/13/26	217,961	199,053
				2.1%	13,108,517		13,033,055	11,797,667
Commercial Services & Supplies
	Retail Services WIS Corporation	05/20/21	Term Loan - 13.85% (SOFR + 8.35%, 1.00% Floor)	7.7%	43,595,738	05/20/25	43,235,918	44,031,696
				7.7%	43,595,738		43,235,918	44,031,696
Consumer Durables & Apparel
	Rocky Brands, Inc. (3)	03/15/21	Term Loan - 13.20% (SOFR + 7.50%, 2.00% Floor)	5.0%	29,867,493	03/15/26	29,604,476	28,374,118
	Twin Star International, Inc.	06/12/23	Incremental Delayed Draw Term Loan - 13.00% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	921,555	06/18/26	921,555	921,555
	Twin Star International, Inc.(5)	06/18/21	Term Loan - 13.00% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	3.4%	47,314,794	06/18/26	44,197,185	19,351,751
	Twin Star International, Inc.	02/15/23	Delayed Draw Term Loan - 13.00% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	942,052	06/18/26	942,052	942,052
	Twin Star International, Inc.	06/12/23	Incremental Term Loan - 13.00% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	940,916	06/18/26	940,916	940,916
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Term Loan - 13.00% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	470,312	06/18/26	470,312	470,312
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Delayed Draw Term Loan - 13.02% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	681,027	06/18/26	681,027	681,027
				9.2%	81,138,149		77,757,523	51,681,731

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 14.22% (SOFR + 8.75%, 1.25% Floor)	6.8%	$38,543,670	02/26/26	$38,213,079	$38,543,670
				6.8%	38,543,670		38,213,079	38,543,670
Energy Equipment & Services
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 12.97% inc PIK (SOFR + 7.50%, 1.75% Floor, 0.75% PIK)	1.7%	9,838,834	10/22/24	9,838,834	9,602,702
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 12.97% inc PIK (SOFR + 7.50%, 1.75% Floor, 0.75% PIK)	3.8%	22,398,620	10/22/24	22,314,823	21,861,053
				5.5%	32,237,454		32,153,657	31,463,755
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Delayed Draw Term Loan - 12.17% inc PIK (SOFR + 6.50%, 0.75% Floor, 1.00% PIK)	3.1%	18,478,536	05/26/27	18,400,117	17,591,566
	KBP Brands, LLC	05/26/21	Term Loan - 12.17% inc PIK (SOFR + 6.50%, 0.75% Floor, 1.00% PIK)	0.9%	5,666,451	05/26/27	5,563,493	5,394,461
	Red Lobster Management, LLC	01/22/21	Term Loan - 16.61% (SOFR + 11.00%, 1.50% Floor)	7.7%	47,866,465	01/22/26	47,472,497	43,702,082
				11.7%	72,011,452		71,436,107	66,688,109
Household Durables
	Slogic Holding Corp. (4)	08/25/23	Revolver - 11.37% (SOFR + 5.87%, 1.00% Floor)	0.7%	3,877,285	04/30/24	3,877,285	3,877,285
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 11.40% (SOFR + 5.87%, 1.00% Floor)	3.8%	26,681,925	10/29/26	26,681,925	21,879,179
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 18.80% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	11.8%	68,977,149	03/31/25	67,522,875	66,976,812
	Greenfield World Trade, Inc.	08/12/21	Last Out Delayed Draw Term Loan - 18.80% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	0.6%	3,652,110	03/31/25	3,488,628	3,546,199
				16.9%	103,188,469		101,570,713	96,279,475
Media
	Encompass Digital Media, Inc.(4)	10/01/18	Revolver - 13.13% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	0.4%	3,823,410	09/28/25	3,823,410	2,515,804
	Encompass Digital Media, Inc.(4)	10/01/18	Term Loan - 13.13% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	3.8%	32,974,066	09/28/25	32,974,066	21,696,936
				4.2%	36,797,476		36,797,476	24,212,740
Publishing
	Bendon Inc.	12/11/20	Term Loan - 13.00% (SOFR + 7.50%, 1.50% Floor)	7.1%	40,977,276	12/11/25	40,615,234	40,321,640
				7.1%	40,977,276		40,615,234	40,321,640
Software
	Mondee Holdings LLC	12/20/19	Term Loan - 14.11% inc PIK (SOFR + 8.50%, 1.75% Floor, all PIK)	12.4%	69,880,068	12/23/24	69,511,764	70,369,228
				12.4%	69,880,068		69,511,764	70,369,228

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	10/09/20	Term Loan - 14.37% inc PIK (SOFR + 9.00%, 1.00% Floor, 6.50% PIK)	7.9%	$46,070,354	10/09/25	$44,679,173	$44,826,454
	Hollander Intermediate LLC	09/19/22	Term Loan - 16.22% (SOFR + 10.75%, 3.00% Floor)	9.0%	57,004,200	09/21/26	57,004,200	51,417,788
				16.9%	103,074,554		101,683,373	96,244,242
	Total Debt Investments			147.0%	913,484,628		896,031,063	835,988,563

	EQUITY				Shares
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2) (5) (6)		Class A Units	0.0%	4,399		43,990	—
				0.0%	4,399		43,990	—
Chemicals
	AGY Equity LLC (2) (5) (6)		Class A Preferred Units	0.0%	7,752,414		—	—
	AGY Equity LLC (2) (5) (6)		Class B Preferred Units	0.0%	10,078,138		—	—
	AGY Equity LLC (2) (5) (6)		Class C Common Units	0.0%	11,241,000		—	—
	AGY Equity LLC (2) (5) (6)		Class D Preferred Units	0.0%	3,997,226		3,997,226	—
				0.0%	33,068,778		3,997,226	—
Household Durables
	Shelterlogic Group Holdings, Inc (4) (5) (6)		Common Stock	0.0%	1,254,034		—	—
	Greenfield World Trade, Inc. (5) (6)		Class A-1 Warrant, expires 03/25/27	0.6%	3,959		3,178,520	3,641,653
	Greenfield World Trade, Inc. (5) (6)		Class A-2 Warrant, expires 03/25/27	0.1%	1,376		1,189,508	817,631
	Greenfield World Trade, Inc. (5) (6)		Class A-3 Warrant, expires 03/25/27	0.0%	116		113,932	68,566
				0.7%	1,259,485		4,481,960	4,527,850
Media
	Encompass Digital Media, Inc.(4) (5)		Class A Units	0.0%	722,097		—	—
				0.0%	722,097		—	—
Software
	Mondee Holdings LLC (5) (6) (7)		Common Stock	0.3%	570,627		764,071	1,574,931
				0.3%	570,627		764,071	1,574,931
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3) (5) (6)		Membership Interests	0.0%	159,658		—	—
	Centric Brands L.P. (3) (5) (6)		Class A LP Interests	0.2%	159,658		—	1,246,929
				0.2%	319,316		—	1,246,929
	Total Equity Investments			1.2%	35,944,702		9,287,247	7,349,710
	Total Debt & Equity Investments (8)			148.2%			905,318,310	843,338,273
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.30%			9.8%	55,776,653		55,776,653	55,776,653
	Total Cash Equivalents			9.8%			55,776,653	55,776,653
	Short-term Investments
	U.S. Treasury Bill, Yield 5.26%			13.8%	80,000,000		78,714,489	78,714,489
	Total Short-term Investments			13.8%			78,714,489	78,714,489
	Total Investments (171.6%)						$1,039,809,452	$977,829,415
	Net unrealized depreciation on unfunded commitments (-0.1%)							(745,514)
	Liabilities in Excess of Other Assets (-71.5%)							(407,316,785)
	Net Assets (100.0%)							$569,767,116

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2023

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and 2023 along with transactions during the year ended December 31, 2023 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2023	Interest/Dividend/ Other income
AGY Equity LLC Class A Preferred Units	$—	$—	$—	$—	$—	$—	$—
AGY Equity LLC Class B Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class C Common Units	—	—	—	—	—	—	—
AGY Equity LLC Class D Preferred Units	—	—	—	—	—	—	—
AGY Holdings Corp. Delayed Draw Term Loan - 15.61% inc PIK	25,420,236	4,874,358	—	—	(1,471,415)	28,823,179	4,816,598
AGY Holdings Corp. Term Loan - 15.64% inc PIK	26,315,189	2,773,320	—	—	(1,323,224)	27,765,285	4,574,950
Navistar Defense, LLC Super Senior Revolver - 16.21% inc PIK	—	10,299,999	—	—	26,608	10,326,607	385,233
Navistar Defense, LLC Term Loan - 14.22% inc PIK	34,632,469	1	—	—	(691,589)	33,940,881	18,127
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
Total Controlled Affiliated investments	$86,367,894	$17,947,678	$—	$—	$(3,459,620)	$100,855,952	$9,794,908

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2023, $74,447,501 or 7.4% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and 2023 along with transactions during the period ended December 31, 2023 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2023	Interest/Dividend/ Other income
Encompass Digital Media Holdings, LLC Class A Units	$—	$—	$—	$—	$—	$—	$—
Encompass Digital Media, Inc. Revolver - 13.13% inc PIK	1,560,195	2,056,485	—	—	(1,100,876)	2,515,804	276,526
Encompass Digital Media, Inc. Term Loan - 13.13% inc PIK	26,892,285	4,381,065	(1,805,229)	—	(7,771,185)	21,696,936	4,445,399
Shelterlogic Group Holdings, Inc Common Stock	29,432,178	—	—	—	(29,432,178)	—	—
Slogic Holding Corp. Last Out Term Loan - 11.40%	26,681,925	25,214	—	—	(4,827,960)	21,879,179	3,036,611
Slogic Holding Corp. Revolver - 11.37%	—	3,877,285	—	—	—	3,877,285	233,530
Total Non-Controlled Affiliated Investments	$84,566,583	$10,340,049	$(1,805,229)	$—	$(43,132,199)	$49,969,204	$7,992,066

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2023

(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities was $7,349,710, or 0.7% of the Company’s total assets.
(7)
Fair value of the Mondee Holdings, Inc. common stock held by the Company is based on the market price of the issuer's stock as of December 31, 2023. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy.
(8)
Except for the Level 1 investment, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $69,936,152 and $268,468,240, respectively, for the period ended December 31, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

Name of Investment	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2022	Interest/ Dividend/ Other Income
AGY Equity LLC Class A Preferred Units	$—	$—	$—	$—	$—	$—	$—
AGY Equity LLC Class B Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class C Common Units	—	—	—	—	—	—	—
AGY Equity LLC Class D Preferred Units	—	3,997,226	—	—	(3,997,226)	—	—
AGY Holdings Corp. Delayed Draw Term Loan - 14.73% inc PIK	—	—	—	—	—	—	—
AGY Holdings Corp. Delayed Draw Term Loan - 14.73% inc PIK	19,425,938	7,206,449	—	—	(1,212,151)	25,420,236	5,686,033
AGY Holdings Corp. Term Loan - 14.42% inc PIK	25,005,013	2,540,405	—	—	(1,230,229)	26,315,189	5,854,193
Navistar Defense, LLC Term Loan - 12.73% inc PIK	—	33,109,294	—	—	1,523,175	34,632,469	3,354
Navistar Defense, LLC Term Loan A - 9.75% inc PIK	3,244,352	107,614	(2,307,174)	—	(1,044,792)	—	198,952
Navistar Defense, LLC Term Loan B - 9.75% inc PIK	13,671,013	772,753	(18,197,242)	—	3,753,476	—	1,502,138
Navistar Defense, LLC Term Loan C - 9.75% inc PIK	—	9,261,149	(9,261,149)	—	—	—	1,804,531
TCW ND Parent Holdings LLC Class A Units	—	43,990	—	—	(43,990)	—	—
Total Controlled Affiliated investments	$61,346,316	$57,038,880	$(29,765,565)	$—	$(2,251,737)	$86,367,894	$15,049,201

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2022, $81,547,117 or 7.0% of the Company’s total assets were represented by “non—qualifying assets.”
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

Name of Investment	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2022	Interest/ Dividend/ Other Income
Shelterlogic Group Holdings, Inc Common Stock	$30,761,454	$—	$—	$—	$(1,329,276)	$29,432,178	$—
Slogic Holding Corp. Last Out Term Loan - 10.09%	26,681,925	121,434	—	—	(121,434)	26,681,925	2,275,402
Total Non-Controlled Affiliated Investments	$57,443,379	$121,434	$—	$—	$(1,450,710)	$56,114,103	$2,275,402

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

As of December 31, 2022

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $198,299,049 and $514,779,805 respectively, for the year ended December 31, 2022. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	100.0%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of December 31,
	2023	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $728,462 and $977,794, respectively)	$692,514	$960,055
Non-controlled affiliated investments (amortized cost of $67,357 and $26,657, respectively)	49,969	56,114
Controlled affiliated investments (amortized cost of $109,499 and $91,552, respectively)	100,856	86,368
Cash and cash equivalents	65,036	47,657
Short-term investments	78,714	—
Interest receivable	16,331	11,632
Receivable for investments sold	813	605
Deferred financing costs	331	221
Due from Adviser	46	157
Prepaid and other assets	48	103
Total Assets	$1,004,658	$1,162,912
Liabilities
Term loan (net of $806 and $1,576 of deferred financing costs, respectively)	$264,194	$335,424
Incentive fee payable	82,742	76,266
Payable for short-term investments purchased	78,714	—
Interest and credit facilities expense payable	4,403	4,130
Management fees payable	3,478	4,177
Unrealized depreciation on unfunded commitments	746	771
Other accrued expenses and other liabilities	614	479
Total Liabilities	434,891	421,247
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	1,373,401	1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(484,419)	(387,434)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	721,083	818,068
Accumulated overdistributed earnings	(151,316)	(76,403)
Total Members’ Capital	569,767	741,665
Total Liabilities and Members’ Capital	$1,004,658	$1,162,912
Net Asset Value Per Unit (Note 10)	$53.53	$66.04

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31,
	2023	2022	2021
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$108,545	$118,796	$128,042
Interest income paid-in-kind	21,785	23,161	26,359
Other fee income	313	790	984
Non-controlled affiliated investments:
Interest income	3,417	2,275	1,971
Interest income paid-in-kind	4,575	—	—
Controlled affiliated investments:
Interest income	3,817	8,838	3,416
Interest income paid-in-kind	5,947	6,192	2,624
Other fee income	31	19	—
Total investment income	148,430	160,071	163,396
Expenses
Interest and credit facility expenses	28,264	22,300	16,855
Management fees (Note 4)	15,063	18,756	21,387
Incentive fees (Note 4)	6,475	17,717	43,271
Administrative fees	1,151	1,299	1,482
Professional fees	1,059	1,116	1,313
Directors’ fees	394	394	399
Other expenses	197	238	1,392
Total expenses	52,603	61,820	86,099
Expenses reimbursed by the Adviser	(46)	(157)	(467)
Net expenses	52,557	61,663	85,632
Net investment income	95,873	98,408	77,764
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	(1,483)	2,232	2,049
Net change in unrealized (depreciation)/appreciation:
Non-controlled/non-affiliated investments	(21,896)	(26,068)	11,014
Non-controlled affiliated investments	(43,132)	(1,451)	21,195
Controlled affiliated investments	(3,460)	(2,252)	(223)
Net realized and unrealized (loss) gain on investments	(69,971)	(27,539)	34,035
Net increase in Members’ Capital from operations	$25,902	$70,869	$111,799
Basic and diluted:
Income per unit	$1.89	$5.16	$8.14

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at December 31, 2020	$858,819	$(28,422)	$830,397
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	77,764	77,764
Net realized gain on investments	—	2,049	2,049
Net change in unrealized appreciation/(depreciation) on investments	—	31,986	31,986
Distributions to Members from:
Distributable earnings	—	(114,241)	(114,241)
Return of capital	(217,659)	—	(217,659)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	293,000	—	293,000
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2021	75,341	(2,442)	72,899
Members’ Capital at December 31, 2021	934,160	(30,864)	903,296
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	98,408	98,408
Net realized gain on investments	—	2,232	2,232
Net change in unrealized appreciation/(depreciation) on investments	—	(29,771)	(29,771)
Distributions to Members from:
Distributable earnings	—	(116,408)	(116,408)
Return of capital	(116,092)	—	(116,092)
Total Decrease in Members’ Capital for the year ended December 31, 2022	(116,092)	(45,539)	(161,631)
Members’ Capital at December 31, 2022	818,068	(76,403)	741,665
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	95,873	95,873
Net realized loss on investments	—	(1,483)	(1,483)
Net change in unrealized appreciation/(depreciation) on investments	—	(68,488)	(68,488)
Distributions to Members from:
Distributable earnings	—	(100,815)	(100,815)
Return of capital	(96,985)	—	(96,985)
Total Decrease in Members’ Capital for the year ended December 31, 2023	(96,985)	(74,913)	(171,898)
Members’ Capital at December 31, 2023	$721,083	$(151,316)	$569,767

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$25,902	$70,869	$111,799
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(37,629)	(168,946)	(575,519)
Purchases of short-term investments	(78,714)	—	—
Interest income paid-in-kind	(32,307)	(29,353)	(28,983)
Proceeds from sales and paydowns of investments	268,259	514,175	621,092
Net realized loss (gain) on investments	1,483	(2,232)	(2,049)
Net change in unrealized (appreciation)/depreciation on investments	68,488	29,771	(31,986)
Amortization of premium and accretion of discount, net	(9,330)	(13,090)	(11,997)
Amortization of deferred financing costs	2,359	2,924	2,699
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,699)	(4,693)	(1,647)
(Increase) decrease in due from Adviser	111	310	556
(Increase) decrease in prepaid and other assets	55	1	(24)
Increase (decrease) in payable for short-term investments purchased	78,714	—	—
Increase (decrease) in interest and credit facilities expense payable	273	1,610	72
Increase (decrease) in management fees payable	(699)	(1,070)	292
Increase (decrease) in payable for open trades	—	—	(125,229)
Increase (decrease) in incentive fees payable	6,476	17,717	43,271
Increase (decrease) in other accrued expenses and liabilities	127	260	(297)
Net cash provided by operating activities	288,869	418,253	2,050
Cash Flows from Financing Activities
Contributions	—	—	293,000
Distributions	(100,807)	(116,399)	(114,241)
Return of capital	(96,985)	(116,092)	(217,659)
Deferred financing costs paid	(1,698)	(792)	(667)
Proceeds from credit facilities	—	—	303,000
Repayments of credit facilities	(72,000)	(251,000)	(300,000)
Proceeds from repurchase obligations	—	—	125,229
Repayments of repurchase obligations	—	—	(125,229)
Net cash used in financing activities	(271,490)	(484,283)	(36,567)
Net increase (decrease) in cash and cash equivalents	17,379	(66,030)	(34,517)
Cash and cash equivalents, beginning of year	47,657	113,687	148,204
Cash and cash equivalents, end of year	$65,036	$47,657	$113,687
Supplemental and non-cash financing activities
Interest expense paid	$23,311	$16,812	$13,450
Distributions payable	$8	$9	$—
Purchase of investments due to reorganization	$3,032	$33,153	$17,247
Receivable for investments sold	$208	$605	$—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except for unit data)

December 31, 2023

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

On February 12, 2020, the Company formed its third wholly-owned subsidiary, TCW DLG Funding VII 2020-1 LLC, a single member Delaware limited liability company. On March 21, 2022, the Company formed its fourth wholly-owned subsidiary, TCW DL NAV LLC, also a single member Delaware limited liability company. On March 31, 2023, we formed our fifth wholly-owned subsidiary, TCW DL EDM LLC, also a single member Delaware limited liability company

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The term of the Company will continue until the sixth anniversary of the Initial Closing Date (as defined below), April 13, 2024, unless extended or sooner dissolved as provided in the Company’s amended and restated limited liability agreement (the “LLC Agreement”) or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Units (the “Unitholders) and holders of preferred units, if any, (together with the Unitholders, the “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Units. On December 20, 2023, the Company’s Board of Directors approved a one year extension of the Company’s term from April 13, 2024 to April 13, 2025.

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

December 31, 2023

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of December 31, 2023, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of December 31, 2023 was $484,419.

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

December 31, 2023

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

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of December 31, 2023, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. On January 1, 2024, the Company adopted ASU 2022-03 and the adoption did not have a material impact on the consolidated financial statements.

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

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the available pricing inputs.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

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

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$835,989	$835,989
Equity	1,575	—	5,775	7,350
Cash equivalents	55,777	—	—	55,777
Short- term investments	78,714	—	—	78,714
Total Assets	$136,066	$—	$841,764	$977,830

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2022:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,054,945	$1,054,945
Equity	—	—	47,591	47,591
Cash equivalents	38,243	—	—	38,243
Total Assets	$38,243	$—	$1,102,536	$1,140,779

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2023:

	Debt	Equity	Total
Balance, January 1, 2023	$1,054,945	$47,591	$1,102,536
Purchases, including payments received in-kind	71,741	—	71,741
Sales and paydowns of investments	(267,008)	(1,227)	(268,235)
Amortization of premium and accretion of discount, net	9,330	—	9,330
Net realized loss	(4,285)	—	(4,285)
Net change in unrealized appreciation/(depreciation)	(28,734)	(40,589)	(69,323)
Balance, December 31, 2023	$835,989	$5,775	$841,764
Net change in unrealized appreciation/(depreciation) in investments held as of December 31, 2023	$(30,545)	$(32,596)	$(63,141)

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

The Company did not have any transfers between levels during the years ended December 31, 2023 and 2022.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2023:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$650,058	Income Method	Discount Rate	10.9% to 27.0%	16.6%	Decrease
Debt	$11,798	Market Method	EBITDA Multiple	6.0x to 7.0x	N/A	Increase
		Market Method	Revenue Multiple	0.5x to 0.7x	N/A	Increase
Debt	$49,969	Market Method	EBITDA Multiple	6.3x to 9.1x	N/A	Increase
Debt	$124,164	Market Method	Revenue Multiple	0.8x to 1.1x	N/A	Increase
Equity	$1,247	Market Method	EBITDA Multiple	6.3x to 9.1x	N/A	Increase
Equity	$—	Market Method	Revenue Multiple	0.8x to 1.1x	N/A	Increase
Equity	$4,528	Market Method	EBITDA Multiple	7.8x to 8.8x	N/A	Increase
		Income Method	Implied Volatility	60.0% to 60.0%	N/A	Increase
			Expected Term (in years)	1.8 to 1.8	N/A	Increase

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

December 31, 2023

4. Agreements and Related Party Transactions

Advisory Agreement: On December 29, 2017, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement was most recently approved to remain in effect on August 9, 2023. The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser.

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

For the years ended December 31, 2023, 2022 and 2021, Management Fees incurred were $15,063, $18,756 and $21,387, respectively, of which $3,478 and $4,177 remained payable as of December 31, 2023 and 2022, respectively.

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

December 31, 2023

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

December 31, 2023

4. Agreements and Related Party Transactions (Continued)

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

December 31, 2023

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

During the years ended December 31, 2023, 2022 and 2021, the Adviser reimbursed $46, $157, and $467 respectively, of the Company’s expenses, in accordance with the Administration Agreement. As of December 31, 2023 and 2022, the Company had $46 and $157 of expense reimbursements due from the Adviser. Expense reimbursements received from the Adviser are subject to a three-year recoupment period. The Adviser's ability to potentially recoup expense reimbursements provided to the Company for the years ended December 31, 2023, 2022 and 2021 will expire on December 31, 2026, 2025 and 2024, respectively, and will depend on whether the Company's expenses fall below the annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, the Company will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually). As of December 31, 2023, the Adviser has expense reimbursements available for recoupment of $670, of which, $46 , $157, and $467 will expire on December 31, 2026, 2025 and 2024, respectively.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2023

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2023 and 2022:

		December 31, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2025	$2,067	$182	$4,135	$203
Altern Marketing LLC	October 2024	—	—	4,686	33
Bendon Inc.	December 2025	7,263	116	7,263	326
Centric Brands Inc.	October 2024	5,295	—	2,306	—
Encompass Digital Media, Inc.	September 2025	508	174	794	93
Greenfield World Trade, Inc.	June 2024	4,685	136	4,685	—
Hometown Food Company	August 2023	—	—	4,705	—
Karman Holdings LLC (fka Space Holdings LLC)	December 2025	—	—	1,147	28
KBP Investments LLC	May 2027	—	—	437	32
Mondee Holdings LLC	December 2024	—	—	8,613	—
Rapid Displays, Inc.	April 2026	1,377	138	1,770	25
Twin Star International, Inc.	September 2024	2,023	—	—	—
UniTek Acquisition, Inc.	August 2023	—	—	571	14
WDE TorcSill Holdings LLC	October 2024	8	—	313	17
Total		$23,226	$746	$41,425	$771

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023, the Company is not aware of any pending or threatened litigation.

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

6. Members’ Capital

The Company’s Unit activity for the years ended December 31, 2023, 2022 and 2021, was as follows:

	For the Year Ended December 31,
	2023	2022	2021
Units at beginning of period	13,734,010	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the years ended December 31, 2023, 2022 and 2021.

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

December 31, 2023

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2023, the Company was in compliance with such covenants.

As of December 31, 2023 and 2022, the Natixis Borrowing Base assets were more than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of December 31, 2023 and 2022 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2023	$250,000	$—	$250,000
As of December 31, 2022	$250,000	$—	$250,000

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

December 31, 2023

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

On December 6, 2023, the Borrower entered into Amendment No. 1 to the Third Amended and Restated Credit and Security Agreement with PNC (“Amendment No.1 to Third Amended PNC Credit Agreement”). The Amendment No.1 to Third Amended PNC Credit Agreement (1) updated the Facility Margin Level from 2.30% to 2.75% and removed the SOFR adjustment from the calculation of interest on borrowings; (2) extended the Final Maturity Date 366 days from January 29, 2024 to January 29, 2025; (3) changed the total commitments under the PNC Term Loan to $265,000 (the total outstanding balance as of the date of the amendment).

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2023

7. Credit Facilities (Continued)

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2023, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of December 31, 2023 and 2022, the PNC Borrowing Base assets were more than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of December 31, 2023 and 2022 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2023	$265,000	$265,000	N/A
As of December 31, 2022	$337,000	$337,000	N/A

(1)
No available amount as of December 31, 2023 or December 31, 2022 as the Borrower's ability to make additional borrowings under the PNC Revolving Credit Facility expired on January 31, 2022.

Borrowings under the PNC Credit Facility as of December 31, 2023 and 2022 consisted of $0 and $0, respectively, from the PNC Revolving Credit Facility (i.e., revolving line of credit) and $265,000 and $337,000, respectively, of PNC Term Loan.

Costs associated with the Revolving Credit Facilities are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on our Consolidated Statements of Assets and Liabilities.

The Company incurred $625 in financing costs associated with the May 10, 2021 extension of the Natixis Credit Agreement. The Company incurred $851 in financing costs associated with the May 9, 2023 Seventh Amended Revolving Credit Agreement with Natixis. Lastly, the Company incurred $704 in financing costs associated with the December 6, 2023 Amendment No.1 to Third Amended PNC Credit Agreement.

As of December 31, 2023 and 2022, $331 and $221 respectively, of deferred financing costs from the Revolving Credit Facilities had yet to be amortized. As of December 31, 2023 and 2022, $806 and $1,576, respectively, of deferred financing costs from the PNC Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of December 31,
	2023	2022
Principal amount outstanding on PNC Term Loan	$265,000	$337,000
Deferred financing costs	(806)	(1,576)
PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$264,194	$335,424

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2023

7. Credit Facilities (Continued)

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of December 31, 2023 and 2022, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the Year Ended December 31,
	2023	2022	2021
Credit Facilities interest expense	$22,578	$18,584	$12,299
Unused fees	3,226	691	1,757
Administrative fees	101	101	100
Amortization of deferred financing costs	2,359	2,924	2,699
Total	$28,264	$22,300	$16,855
Weighted average interest rate	7.56%	3.93%	2.35%
Average outstanding balance	$294,556	$466,710	$515,948

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

As of December 31, 2023 and 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of December 31,
	2023	2022
Cost of investments for federal income tax purposes	$1,045,225	$1,139,662
Unrealized appreciation	$6,469	$48,979
Unrealized depreciation	$(73,865)	$(47,861)
Net unrealized appreciation (depreciation) on investments	$(67,396)	$1,118

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2023 and 2022. These differences result primarily from net operating losses, differences in accounting for partnership interest, and amendment fees reclassified as capital gains:

	For the Year Ended December 31,
	2023	2022	2021
Common Unitholders tax reclassification	$—	$—	$(137)
Undistributed net investment (loss) income	$(1,820)	$(6,979)	$(4,484)
Accumulated net realized gain (loss)	$1,820	$6,979	$4,621

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2023

8. Income Taxes (Continued)

The tax character of shareholder distributions attributable to the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Ordinary income	$100,478	$109,097	$114,241
Long term capital gain	$337	$7,311	$217,659
Return of capital	$96,985	$116,092	$217,659

The tax components of distributable earnings on a tax basis for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Net tax appreciation	$(68,141)	$347	$30,118
Capital loss carryover	$—	$—	$(1,900)
Other cumulative effect of timing differences	$(83,175)	$(76,750)	$(59,083)

As of December 31, 2023, the Company had a net long-term capital loss carryforward of $0 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

The Company did not have any unrecognized tax benefits as of December 31, 2023 and 2022, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior two years.

9. Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, Rule 1-02(w)(2) of Regulation S-X stipulates two tests to be utilized by a business development corporation to determine if any of our controlled investments are considered significant subsidiaries for financial reporting purposes: the investment test and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority owned subsidiary in an annual report if any of the tests exceed the thresholds noted in Rule 1-02(w)(2) whereas Rule 4-08(g) only requires summarized financial information in an annual/quarterly report if the thresholds are exceeded.

As of December 31, 2023, our investment in AGY Holdings Corp. exceeded the threshold in at least one of the Rule 4-08(g) tests. Included below is the summarized financial information for AGY Holdings Corp.:

	As of December 31,
	2023	2022
Selected Balance Sheet Information - AGY Holdings Corp.
Total assets	$265,546	$285,500
Total liabilities	283,351	330,618
Equity	(17,805)	(45,118)

	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 31,
	2023	2022	2021
Selected Income Statement Information - AGY Holdings Corp.
Total revenue	$126,744	$159,138	$128,207
Net income (loss)	26,931	(12,211)	(16,374)

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2023

10. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2023, 2022, 2021, 2020 and 2019 is presented below.

	For the Year Ended December 31,
	2023(1)	2022(1)	2021(1)	2020(1)	2019(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$66.04	$77.81	$93.84	$99.36	$100.23
Net Decrease in Common Unitholder NAV from Prior Period				—	(0)
Income from Investment Operations:
Net investment income	6.98	7.17	5.66	7.15	2.57
Net realized and unrealized (loss) gain	(5.09)	(2.01)	2.48	(2.07)	0.60
Total from investment operations	1.89	5.16	8.14	5.08	3.17
Less Distributions:
From distributable earnings	(7.34)	(8.48)	(8.32)	(7.03)	(3.65)
From return of capital	(7.06)	(8.45)	(15.85)	(3.57)	(0.34)
Total distributions(2)	(14.40)	(16.93)	(24.17)	(10.60)	(3.99)
Offering costs, net of offering costs reimbursed	—	—	—	—	—
Net Asset Value Per Unit (accrual base), End of Period	$53.53	$66.04	$77.81	$93.84	$99.36
Unitholder Total Return(3)	3.34%	8.07%	11.25%	8.69%	8.98%
Unitholder IRR before incentive fees(4)	10.82%	11.96%	12.50%	10.07%	11.06%
Unitholder IRR after all fees and expenses(4)	9.01%	9.87%	10.21%	9.00%	9.00%
Ratios and Supplemental Data
Members’ Capital, end of period	$569,767	$741,665	$903,296	$830,397	$816,230
Units outstanding, end of period	13,734,010	13,734,010	13,734,010	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	7.89%	7.31%	8.97%	6.35%	10.29%
Expenses (reimbursed) recaptured by Adviser	(0.01%)	(0.02%)	(0.05%)	(0.13)%	—
Ratio of net expenses to average net assets	7.88%	7.29%	8.92%	6.22%	10.29%
Ratio of financing cost to average net assets	4.24%	2.64%	1.76%	2.92%	4.72%
Ratio of net investment income before expense recapture to average net assets	14.37%	11.63%	8.06%	12.46%	6.94%
Ratio of net investment income to average net assets	14.37%	11.64%	8.10%	12.59%	6.94%
Ratio of incentive fees to average net assets	0.97%	2.10%	4.51%	0	2.39%
Credit facilities payable	$264,194	$335,424	$586,887	$583,352	$755,387
Asset coverage ratio	3.15	3.20	2.54	2.42	2.08
Portfolio turnover rate	3.82%	13.16%	39.85%	49.52%	12.91%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of December 31, 2023, 2022, 2021, 2020, and 2019, respectively.
(2)
Excludes return of unused capital.
(3)
The Total Return for the years ended December 31, 2023, 2022, 2021, 2020, and 2019 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2023

10. Financial Highlights (Continued)

(4)
The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 10.82%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.01%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 2, 2024, the Company entered into a repurchase transaction with Barclay's Bank PLC ("Barclays") whereby the Company sold to Barclays its short term investments and entered into an agreement to repurchase those short term investments from Barclays on January 25, 2024. The repurchase transaction settled on January 25, 2024 in the amount of $78,700.