Form 10-K/A
period 2023-12-31
TCW Direct Lending VII LLC
filed 2024-04-29
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of the Registrant’s common units outstanding at April 29, 2024 was 13,734,010.

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

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

EXPLANATORY NOTE

TCW Direct Lending VII LLC (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), filed with the Securities and Exchange Commission on April 1, 2024 (the “Original Filing”).

The Company is filing this Amendment No. 1 to include the information required by Items 10 through 14 of Part III of Form 10-K, This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2023. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2023.

Except as set forth in this Amendment, no other changes have been made to the Form 10-K.

i

TCW DIRECT LENDING VII LLC

FORM 10-K/A FOR THE YEAR ENDED December 31, 2023

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s business and affairs will be managed under the direction of its board of directors. The majority of the members of the Company’s board of directors will at all times consist of directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, TCW Asset Management Company LLC (the “Adviser”) or any of their respective affiliates (the “Independent Directors”).

Board of Directors

The Company’s board of directors will have ultimate authority over the operations of the Company, but will delegate the authority to manage the Company’s assets to the Adviser. The Company’s board of directors currently consists of five members. Four members of the board of directors are Independent Directors and qualify as “independent directors” within the definition set forth in Rule 5605(a)(2) of the NASDAQ Stock Market Rules.

Pursuant to the Company’s Fourth Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), the board is divided into three classes: Class I, Class II and Class III. The terms of office of the present Directors in each class expire at the annual meeting in the year indicated and when their respective successors are duly elected and qualified: Class III, 2024; Class I, 2025; and Class II, 2026. Directors elected to succeed those whose terms are expiring will be identified as being of that same class and will be elected until the third annual meeting after their election and until their successors are duly elected and qualified..

At each annual meeting of the members, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of the members held in the third year following the year of their election. Each director may be elected to the board of directors with the affirmative vote of the holders of a plurality of the outstanding Units entitled to vote in the election of such director at which a quorum is present;provided that the board of directors may amend the LLC Agreement to alter the vote required to elect directors. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualified.

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

Election of Directors

The LLC Agreement provides that the affirmative vote of the holders of a plurality of the outstanding common limited liability company units (the “Units”) entitled to vote in the election of directors cast at a meeting of holders of Units (“Unitholders”) duly called and at which a quorum is present will be required to elect a director.

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

Directors

The following table provides information concerning each of the Directors:

Name, Address and Year of Birth	Position(s) Held with Company, Length of Time Served and Term of Office	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex(1) Overseen by Director	Other Directorships Held by Director During Past Five Years
Class I Directors – Term Expires at the 2025 Annual Meeting of Members
Saverio M. Flemma (born 1962)	Director since October 2017	Founder and President of SF Advisors LLC. Previously, a Senior Banker at Drexel Hamilton, LLC commencing 2016.	3	None

Richard T. Miller* (born 1962)	President and Director since October 2017	Group Managing Director, Head of Private Credit of TCW (since 2012).	4	None
Class II Directors – Term Expires at the 2026 Annual Meeting of Members
David R. Adler (born 1964)	Director since October 2017	Chief Executive Officer of Adler Asset Management, LLC.	2	None
R. David Kelly (born 1964)	Director since October 2017	Chairman and CEO of Croesus & Company.	3	3

Class III Director – Term Expires at the 2024 Annual Meeting of Members
Andrew W. Tarica (born 1959)	Director since October 2017	Chief Executive Officer of Meadowbrook Capital Management since 2001. Also acts as head of fixed income proprietary trading for Cowen Prime Services.	33	None

(1) “Fund Complex” is defined to include registered investment companies that hold themselves out to investors as related companies for purposes of investment and investor services, or registered investment companies advised by the Company’s investment adviser, TCW Asset Management Company LLC (the “Adviser”), or that have an investment adviser that is an affiliated person of the Adviser. As a result, the Fund Complex includes the Company, TCW Direct Lending LLC, TCW Direct Lending VIII LLC, TCW Star Direct Lending LLC, the TCW Funds, the TCW Strategic Income Fund and the Metropolitan West Funds.

* Designates individuals who are “interested persons” of the Company, as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), because of affiliations with the Adviser.

Additional Information Regarding the Board and its Committees

Biographical Information

Independent Directors

David R. Adler

Mr. Adler is Chief Executive Officer of Adler Asset Management, LLC, a registered investment adviser. From March 2017 to March 2018, he was a private investor. From March 2014 to March 2017, Mr. Adler was Executive Vice President, Corporate Development, at CBRE, Inc., a commercial real estate services firm. Previously, he spent over twenty-four years in Investment Banking including most recently as a Managing Director at BofA Merrill Lynch in the Financial Institutions Investment Banking Group. Prior to that, he was a Managing Director at J.P. Morgan Securities Inc. in the Mergers & Acquisitions Group. Mr. Adler received an M.B.A. in Finance from the University of Chicago Graduate School of Business and a B.A. in Economics from the University of Chicago. He is also a member of the Board of Directors of TCW Direct Lending LLC.

Saverio M. Flemma

Mr. Flemma is the founder and President of SF Advisors LLC, a financial advisory firm. He advises companies and business owners on capital structure and financing-related issues as well as company sales. Prior to SF Advisors, Mr. Flemma was a Senior Banker at Drexel Hamilton, LLC, an investment banking and securities brokerage firm. Mr. Flemma joined Drexel Hamilton in 2016 and was responsible for advising on mergers and acquisitions and capital raising transactions. Previously, Mr. Flemma served as a Managing Director in Investment Banking at Deutsche Bank Securities, Chase Securities and Banc of America Securities. Mr. Flemma earned a B.A. in Economics from Rollins College. He is a member of the Board of Directors of the Company, TCW Direct Lending VII LLC and TCW Star Direct Lending LLC.

R. David Kelly

Mr. Kelly has investment experience serving both public companies and private companies in the financial advisory, real estate development and operating company sectors. Mr. Kelly has served as the Chief Executive Officer and Chairman of the board of directors of Croesus and Company, a real estate investment and advisory firm, since 2014. Mr. Kelly is the managing partner of StraightLine Realty Partners, LLC, an alternative investment platform with investments in real estate financial services and venture capital, which he founded in 2010. Mr. Kelly serves as Lead Independent Director on the Board of Directors of the Company, TCW Direct Lending VII LLC and TCW Star Direct Lending LLC. He also serves as Lead Director on the Board of Directors of Invesco’s INREIT and is an at large director of Ashton Woods Homes. He also serves as an Independent Director of Acadia Healthcare. Mr. Kelly serves on the Governing Body of the Children’s Medical Center of Dallas, serving on the Finance Operating and Investment Committees. Mr. Kelly served as Chairman of the Teacher’s Retirement System of Texas from 2007 to 2017. He also served as Chairman of the Texas Public Finance Authority from 2002 to 2006 as a gubernatorial appointee. Mr. Kelly earned a B.A. in Economics from Harvard University and an M.B.A. from Stanford University.

Andrew W. Tarica

Mr. Tarica is the founder and CEO of Meadowbrook Capital Management (“MCM”), a fixed income credit asset management business he founded in 2001. Prior to founding MCM, he was the global head of the high-grade corporate bond department at Donaldson, Lufkin & Jenrette from 1992 to 1999. From 1990 to 1992 he ran the investment grade sales and trading department at Kidder Peabody. He began his career at Drexel Burnham in 1983 in the investment grade trading area, where he eventually became the head of trading. He is a member of the Board of Directors of TCW Funds, Inc., TCW Strategic Income Fund, the Company, TCW Direct Lending VII LLC, TCW Star Direct Lending LLC and Chairman of the TCW/MetWest Mutual Funds board. Mr. Tarica is a graduate of Northeastern University.

Interested Director

Richard T. Miller, Group Managing Director, Private Credit Group at TCW

Mr. Miller serves as Group Managing Director, Chief Investment Officer and Chairman of the Investment Committee of the Private Credit Group and Co-Portfolio Manager of the direct lending strategy (the “Direct Lending Strategy”). Mr. Miller joined TCW in 2013 with the acquisition of the Special Situations Funds Group from Regiment Capital Advisors, LP which he led since the group’s inception in 2001. Mr. Miller has over 30 years of experience in the capital markets and previously was ranked on the Institutional Investor “All American High Yield Research Team” for six consecutive years, focusing primarily on the Metals and Mining sector. Prior to his involvement in high yield research, he was at Chase Manhattan Bank in the Mergers & Acquisitions Group. He then moved on to become a Managing Director with the High Yield Group. Subsequently, he became the Head of High Yield Research at BankBoston Securities and in 1999, Mr. Miller joined UBS as a Managing Director and Head of the Global High Yield Research Group. Mr. Miller currently serves as an ex officio Trustee of the University of Rochester Endowment and is a former Trustee of the Nativity Preparatory School and the Dexter Southfield School. Mr. Miller received his BS from Syracuse University and his MBA from the University of Rochester.

Information about Each Director’s Qualification, Experience, Attributes or Skills

The Board believes that each of the Directors, has the qualifications, experience, attributes and skills (“Director Attributes”) appropriate to serve as a Director of the Company, in light of the Company’s business and structure. Certain of these business and/or professional experiences are set forth in detail in the table and biographical information above. The Directors have substantial board experience or other professional experience and have demonstrated a commitment to discharging their oversight responsibilities as Directors. The Board annually conducts a “self-assessment” wherein the performance of the Board and the Audit Committee are reviewed.

In addition to the information provided in the table above, below is certain additional information regarding each Director and certain of their Director Attributes. Although the information provided herein is not all-inclusive, the information describes some of the specific experiences, qualifications, attributes or skills that each Director possesses to demonstrate that the Directors have the appropriate Director Attributes to serve effectively as Directors of the Company. Many Director Attributes involve intangible elements, such as intelligence, integrity and work ethic, the ability to work together, the ability to communicate effectively, the ability to exercise judgment and ask incisive questions, and commitment to unitholder interests. In conducting its self-assessment, the Board determines whether the Directors have the appropriate Director Attributes and experience to serve effectively as Directors of the Company.

Board Leadership Structure

The Company’s business and affairs are managed under the direction of its Board, including the responsibilities performed for the Company pursuant to the Company’s Advisory Agreement with the Adviser (the “Advisory Agreement”). Among other things, the Board sets broad policies for the Company, approves the appointment of the Company’s investment adviser, administrator and officers, and approves the engagement, and reviews the performance of, the Company’s independent registered public accounting firm. The role of the Board and of any individual director is one of oversight, and not of management, of the day-to-day affairs of the Company.

The Board currently consists of five Directors, four of whom are Independent Directors. As part of each regular Board meeting, the Independent Directors meet separately from management. The Board reviews its leadership structure periodically as part of its annual self-assessment process and believes that its structure is appropriate to enable the Board to exercise its oversight of the Company.

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

Committees of the Board of Directors

Pursuant to the LLC Agreement, the Board has established an Audit Committee. The Board has also established a Special Transactions Committee. The Board has the authority to form additional committees of the Board from time to time to the extent that it determines that it is appropriate to do so.

Audit Committee

The Company has a standing Audit Committee, which currently consists of Messrs. Adler, Flemma, Kelly and Tarica, all of whom are Independent Directors. The principal functions of the Audit Committee are to select, engage and discharge the Company’s independent registered public accounting firm, review the plans, scope and results of the audit engagement with the Company’s independent registered public accounting firm, approve professional services provided by the Company’s independent registered public accounting firm (including compensation therefor), review the independence of the Company’s independent registered public accounting firm, review the adequacy of the Company’s internal control over financial reporting, establish guidelines and make recommendations to the Board regarding the valuation of the Company’s loans and investments, and take any other actions consistent with the Audit Committee charter or as may be authorized by the Board. Mr. Adler serves as Chairman of the Audit Committee, and has been designated as an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K promulgated by the SEC.

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

Board of Director and Committee Meetings Held

The following table shows the number of Board and committee meetings held for the Company, and the number of times the Board and each committee acted by written consent, during the fiscal year ended December 31, 2023:

	Meetings Held	Actions by Written Consent
Board of Directors	5	3
Audit Committee	4	0
Special Transactions Committee	0	2

All Directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which they served. The Company does not currently have a policy with respect to Board member attendance at annual meetings.

Executive Officers of the Company

The officers of the Company are appointed and elected by the Board either at its annual meeting or at any subsequent regular or special meeting of the Board. The Board of the Company has elected three officers to hold office at the discretion of the Board until their successors are duly elected and qualified or until her or his resignation or removal. Except where dates of service are noted, all officers listed below served the Company as such throughout the fiscal year ended December 31, 2023. The following table sets forth information concerning each officer of the Company as of the date hereof:

Name, Address and Year of Birth	Position(s) Held with Company	Length of Time Served	Principal Occupation(s) During Past 5 Years
Richard T. Miller* (born 1962)	President	Since October 2017	Group Managing Director, Head of Private Credit of TCW (since 2012).
Andrew Kim* (born 1978)	Chief Financial Officer, Treasurer and Secretary	Since March 2022	Managing Director of TCW, in charge of Client and Fund Reporting (since 2020).
Gladys Xiques* (born 1973)	Chief Compliance Officer	Since March 2021	Global Chief Compliance Officer of TCW (since January 2021).

* Designates individuals who are “interested persons” of the Company, as defined by the 1940 Act, because of affiliations with the Adviser.

Code of Ethics

The Company has adopted the code of ethics of the Adviser (the “Code of Ethics”) pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. The Code of Ethics generally contains restrictions on investments by the Company’s employees in securities that may be purchased or held by the Company. This information will be available on the SEC’s website at www.sec.gov. You may also obtain copies of the Code of Ethics by written request addressed to the following: Investor Relations, TCW Asset Management Company LLC, 515 S. Flower Street, Los Angeles, California 90071.

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

Unitholder Communications with Board of Directors and Board Attendance at Annual Meetings

Unitholders may send communications to the board of directors. Communications should be addressed to the Secretary of the Company at the Company’s principal offices at TCW Direct Lending VII LLC, 200 Clarendon Street – 51st Floor, Boston, MA 02116. The sender should indicate in the address whether it is intended for the entire board of directors, the Independent Directors as a group or an individual Director. The Secretary will forward any communications received directly to the intended recipient in accordance with the instructions.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s Directors and executive officers, and any persons holding more than 10% of the Company’s common units, are required to report their beneficial ownership in the Company’s securities and any changes therein to the SEC and to the Company. We are required to report herein any failure to file such reports by applicable due dates for filings. Based on the Company’s review of any Forms 3, 4 and 5 filed by such persons, the Company believes that, during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business, including such services provided by the Company’s executive officers, are provided by individuals who are employees of the Adviser, pursuant to the terms of the Advisory Agreement. Therefore, the Company’s day-to-day investment operations are managed by the Adviser, and most of the services necessary for the origination and administration of the Company’s investment portfolio are provided by investment professionals employed by the Adviser.

None of the Company’s executive officers receive direct compensation from the Company. Subject to the cap described below in Item 13 under the heading The Advisor - Organizational and Operating Expenses, under the Administration Agreement with the Adviser (the “Administration Agreement”), the Company reimburses the Company’s Administrator, TCW Asset Management Company LLC (the “Administrator”), for expenses incurred by it on the Company’s behalf in performing its obligations under the Administration Agreement. Certain of the Company’s executive officers, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Advisory Agreement. The Adviser may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to the Company’s executive officers in addition to their ownership interest.

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

Each Independent Director also receives $1,000 for each meeting of the Company’s Audit Committee (the “Audit Committee”) in which he participates. With respect to each Audit Committee meeting not held concurrently with a Board meeting, each Independent Director is reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in such Audit Committee meeting. In addition, the lead Independent Director received an annual retainer of $15,000, and the chairman of the Audit Committee received an annual retainer of $10,000.

The following table sets forth the compensation paid by the Company, during the fiscal year ended December 31, 2023, to the Independent Directors. No compensation is paid to Directors who are “interested persons” of the Company. The Company has no retirement or pension plans or any compensation plans under which the Company’s equity securities were authorized for issuance.

Name of Independent Director	Fees Earned or Paid in Cash (Total Compensation)
David R. Adler	$ 101,500
Saverio M. Flemma	$ 91,500
R. David Kelly	$ 106,500
Andrew W. Tarica	$ 91,500

Unit Ownership

The following table sets forth the aggregate dollar range of equity securities owned by each Director of the Company and of all funds overseen by each Director in the Fund Complex. The cost of each Director’s investment in the Fund Complex may vary from the current dollar range of equity securities shown below, which is calculated on an appraised value basis as of December 31, 2023. The information as to beneficial ownership is based on statements furnished to the Company by each Director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following sets forth, as of April 29, 2024, the beneficial ownership of Company units by directors, officers and persons owning beneficially 5% or more of the units of the Company:

Name and Address	Amount of Units Beneficially Owned and Nature of Ownership[1]	Percentage of Class Owned[1]
Independent Directors
David R. Adler	2,500	*
Saverio M. Flemma	2,000	*
R. David Kelly	2,500	*
Andrew W. Tarica	2,500	*

Interested Directors
Richard T. Miller	50,000	*

Officers
Andrew Kim	0	*
Gladys Xiques	0	*

Other Beneficial Owners
NLGI US Private Debt Fund I P.O. Box 609, 2nd floor, Strathvale House, 90 North Church Street, Grand Cayman, Cayman Islands, KYI-1107	4,290,000	31.24%
Lockheed Martin Corporation Master Retirement Trust 6901 Rockledge Drive, 9th Floor, Bethesda, MD 20817-1814	1,200,000	8.74%
The Church Pension Fund 19 East 34th Street, New York, NY 1001	1,000,000	7.28%
Minnesota State Board of Investment 60 Empire Drive, Suite 355 St. Paul MN 55103-3555	1,000,000	7.28%
Nationwide Mutual Insurance Company One Nationwide Plaza 01-05-705, Columbus, Ohio, 43215	750,000	5.46%

* Less than 1%

(1) The number of units are those beneficially owned as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any units as to which a person has sole or shared voting power or investment power and any units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The percentages used herein are calculated based upon 13,734,010 common units outstanding, which reflects the number of common units issued and outstanding as of the April 29, 2024.

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

The Adviser is a Delaware limited liability company registered with the SEC under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. and, together with its affiliated companies, manages or has committed to manage approximately $210 billion of assets. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles.

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring the Company’s investments and monitoring the Company’s portfolio companies on an ongoing basis.

Under the Advisory Agreement, the Adviser:

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

Management Fee

Under the Advisory Agreement, the Company will pay to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.375% (i.e., 1.50% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of portfolio investments of the Company (including portfolio investments purchased with borrowed funds and other forms of leverage, such as Preferred Units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee payable for any partial month or quarter will be appropriately pro-rated. The “Commitment Period” of the Company began on April 13, 2018 and ended on May 16, 2021.

The total Management Fee earned by the Adviser for 2023 was $15.1 million.

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

Administration Agreement

The Company has entered into an Administration Agreement with the Administrator under which the Administrator (or one or more delegated service providers) oversees the maintenance of the Company’s financial records and otherwise assists on the Company’s compliance with business development company and registered investment company rules, prepares reports to the Company’s unitholders, monitors the payment of the Company’s expenses and the performance of other administrative or professional service providers, and generally provides the Company with administrative and back office support. The Company will reimburse the

Administrator for expenses incurred by it on the Company’s behalf in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on operating expenses described below.

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

The Adviser’s Private Credit Team (the “Private Credit Team”) is separated from those partners and employees of the Adviser and its affiliates involved in the management of the investments of other funds and other accounts (the “Other Employees”) by an ethical wall, and accordingly, the Other Employees may be unable to make certain material information available to the Private Credit Team. In addition, the Adviser’s other funds and separate accounts may take positions in securities and/or issuers that are in a different part of the capital structure of an issuer or adverse to the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company’s fiscal year ended December 31, 2023 and fiscal year ended December 31, 2022.

Fiscal Year/Period	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2023	$549,300	$ ––	$ ––	$ ––
2022	$538,000	$ ––	$ ––	$ ––

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

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services to the Company’s service providers, including the Adviser and its affiliates, if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above, for which fees were incurred by the Company for the fiscal years ended December 31, 2023 and 2022, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

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

10.12

Amendment No. 1 to Third Amended and Restated Credit and Security Agreement, dated as of December 6, 2023 among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, and Alter Domus (US) LLC, as collateral agent (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on April 1, 2024).

21.1	Subsidiaries of TCW Direct Lending VII LLC (incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K filed on April 1, 2024).

31.1

Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the registrant’s Annual Report on Form 10-K filed on April 1, 2024)

31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 incorporated by reference to Exhibit 31.2 to the registrant’s Annual Report on Form 10-K filed on April 1, 2024)

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

TCW DIRECT LENDING VII LLC

Date: April 29, 2024	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer (Principal Financial Officer)