Form 10-Q
period 2024-03-31
TCW Direct Lending VII LLC
filed 2024-05-09
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of March 31, 2024, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 9, 2024 was 13,734,010.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2024

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 15.86% inc PIK (SOFR + 10.25%, 1.50% Floor, 2.75% PIK)	3.0%	$18,079,769	08/20/24	$18,053,336	$17,193,861
	Heligear Acquisition Co.	07/30/19	Term Loan - 13.06% (SOFR + 7.50%, 2.00% Floor)	8.2%	47,027,211	07/30/24	46,964,122	47,027,211
	Karman Holdings LLC	12/21/20	Revolver - 12.21% (SOFR + 6.75%, 2.00% Floor)	1.1%	6,554,864	12/21/25	6,554,864	6,554,864
	Karman Holdings LLC	12/21/20	Term Loan - 12.21% (SOFR + 6.75%, 2.00% Floor)	10.3%	59,041,835	12/21/25	58,590,691	59,632,253
	Navistar Defense, LLC (2)	07/27/23	Super Senior Revolver - 15.98% inc PIK (SOFR + 10.50%, 1.50% Floor, all PIK)	4.6%	26,570,265	02/01/26	26,546,834	26,570,265
	Navistar Defense, LLC (2) (5)	08/01/22	Term Loan - 13.98% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	4.5%	42,720,012	02/01/26	33,357,512	26,144,647
				31.7%	199,993,956		190,067,359	183,123,101
Capital Goods
	Carolina Atlantic Roofing Supply LLC	05/28/21	Term Loan - 14.61% inc PIK (SOFR + 9.00%, 2.00% Floor, 0.75% PIK)	5.6%	33,514,657	05/28/26	33,227,030	32,475,703
				5.6%	33,514,657		33,227,030	32,475,703
Chemicals
	AGY Holdings Corp. (2)	09/21/20	Term Loan - 15.57% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	4.9%	30,903,338	09/21/27	30,903,338	28,338,361
	AGY Holdings Corp. (2)	05/27/22	Delayed Draw Term Loan - 15.57% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	5.1%	32,080,811	09/21/27	32,080,796	29,418,104
				10.0%	62,984,149		62,984,134	57,756,465
Commercial & Professional Services
	Rapid Displays, Inc.	04/16/21	Term Loan - 12.48% (SOFR + 7.00%, 1.00% Floor)	1.6%	12,390,541	04/13/26	12,326,712	9,218,562
	Rapid Displays, Inc.	04/16/21	Revolver - 12.49% (SOFR + 7.00%, 1.00% Floor)	0.1%	786,667	04/13/26	786,667	585,280
	Rapid Displays, Inc.	09/29/22	Incremental Term Loan - 12.48% (SOFR + 7.00%, 1.00% Floor)	0.0%	219,347	04/13/26	216,513	163,194
				1.7%	13,396,555		13,329,892	9,967,036
Commercial Services & Supplies
	Retail Services WIS Corporation	05/20/21	Term Loan - 13.81% (SOFR + 8.35%, 1.00% Floor)	7.5%	42,991,226	05/20/25	42,700,335	42,991,226
				7.5%	42,991,226		42,700,335	42,991,226
Consumer Durables & Apparel
	Rocky Brands, Inc. (3)	03/15/21	Term Loan - 13.20% (SOFR + 7.50%, 2.00% Floor)	4.9%	28,471,542	03/15/26	28,249,196	28,015,998
	Twin Star International, Inc.	06/12/23	Incremental Delayed Draw Term Loan - 12.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	951,834	06/18/26	951,834	951,834
	Twin Star International, Inc.(5)	06/18/21	Term Loan - 12.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	2.8%	49,041,789	06/18/26	44,197,185	15,889,540
	Twin Star International, Inc.	02/15/23	Delayed Draw Term Loan - 12.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	973,005	06/18/26	973,005	973,005
	Twin Star International, Inc.	06/12/23	Incremental Term Loan - 12.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	971,831	06/18/26	971,831	971,831
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Term Loan - 12.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	485,764	06/18/26	485,764	485,764
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Delayed Draw Term Loan - 12.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.4%	2,089,076	06/18/26	2,075,536	2,089,076
				8.8%	82,984,841		77,904,351	49,377,048

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 14.36% (SOFR + 8.75%, 1.25% Floor)	6.6%	$38,291,396	02/26/26	$38,000,944	$38,291,396
				6.6%	38,291,396		38,000,944	38,291,396
Energy Equipment & Services
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 12.94% inc PIK (SOFR + 7.50%, 1.75% Floor, 0.75% PIK)	1.7%	9,856,474	10/22/24	9,856,474	9,748,053
	WDE TorcSill Holdings LLC	10/22/19	Term Loan - 12.94% inc PIK (SOFR + 7.50%, 1.75% Floor, 0.75% PIK)	3.8%	22,037,493	10/22/24	21,980,587	21,795,080
				5.5%	31,893,967		31,837,061	31,543,133
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Term Loan - 11.09% (SOFR + 5.50%, 0.75% Floor)	4.0%	24,139,787	05/26/27	23,971,959	23,270,754
	Red Lobster Management, LLC	02/29/24	Incremental Term Loan - 21.10% inc PIK (SOFR + 15.50%, 3.00% Floor, all PIK)	0.7%	4,406,834	01/22/26	4,406,834	3,772,250
	Red Lobster Management, LLC	01/22/21	Term Loan - 21.07% inc PIK (SOFR + 15.50%, 3.00% Floor, 13.50% PIK)	7.5%	50,449,339	01/22/26	50,103,110	43,184,634
				12.2%	78,995,960		78,481,903	70,227,638
Household Durables
	Slogic Holding Corp. (4)	08/25/23	Revolver - 11.33% (SOFR + 5.87%, 1.00% Floor)	0.5%	2,791,645	04/30/25	2,791,645	2,791,645
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 11.36% (SOFR + 5.87%, 1.00% Floor)	4.0%	26,681,925	10/29/26	26,681,925	22,893,092
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 18.78% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	12.8%	75,715,260	03/31/25	74,132,067	73,595,233
				17.3%	105,188,830		103,605,637	99,279,970
Media
	Encompass Digital Media, Inc.(4)	10/01/18	Revolver - 13.09% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	0.4%	3,953,491	09/28/25	3,953,491	2,273,257
	Encompass Digital Media, Inc.(4)	10/01/18	Term Loan - 13.09% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	3.4%	34,082,664	09/28/25	34,082,664	19,597,532
				3.8%	38,036,155		38,036,155	21,870,789
Publishing
	Bendon Inc.	12/11/20	Term Loan - 12.46% (SOFR + 7.00%, 1.50% Floor)	7.0%	40,748,385	12/11/25	40,434,509	40,259,404
	Bendon Inc.	12/11/20	Revolver - 12.46% (SOFR + 7.00%, 1.50% Floor)	0.4%	2,421,056	12/11/25	2,421,056	2,392,003
				7.4%	43,169,441		42,855,565	42,651,407
Software
	Mondee Holdings LLC	12/20/19	Term Loan - 14.07% inc PIK (SOFR + 8.50%, 1.75% Floor, all PIK)	12.7%	72,634,124	03/31/25	72,359,702	73,360,466
				12.7%	72,634,124		72,359,702	73,360,466
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	02/06/24	Term Loan - 10.79% (SOFR + 5.50%, 1.00% Floor)	2.8%	16,206,598	08/06/29	15,767,354	16,206,598
	Centric Brands Inc. (3)	02/06/24	Term Loan A-1 - 13.29% inc PIK (SOFR + 8.00%, 1.00% Floor, all PIK)	2.9%	16,725,454	02/06/31	16,269,407	16,725,454
	Centric Brands Inc. (3)	02/06/24	Term Loan A-2 - 13.29% inc PIK (SOFR + 8.00%, 1.00% Floor, all PIK)	2.4%	13,775,609	02/06/31	13,399,994	13,775,609
	Hollander Intermediate LLC	09/19/22	Term Loan - 14.19% (SOFR + 8.75%, 3.00% Floor)	8.8%	57,348,979	09/21/26	57,348,979	50,868,544
				16.9%	104,056,640		102,785,734	97,576,205
	Total Debt Investments			147.7%	948,131,897		928,175,802	850,491,583

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Industry	Issuer	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
	EQUITY
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2) (5) (6)	Class A Units	0.0%	$4,399		$43,990	$—
			0.0%	4,399		43,990	—
Chemicals
	AGY Equity LLC (2) (5) (6)	Class A Preferred Units	0.0%	7,752,414		—	—
	AGY Equity LLC (2) (5) (6)	Class B Preferred Units	0.0%	10,078,138		—	—
	AGY Equity LLC (2) (5) (6)	Class C Common Units	0.0%	11,241,000		—	—
	AGY Equity LLC (2) (5) (6)	Class D Preferred Units	0.0%	3,997,226		3,997,226	—
			0.0%	33,068,778		3,997,226	—
Household Durables
	Shelterlogic Group Holdings, Inc (4) (5) (6)	Common Stock	0.0%	1,254,034		—	—
	Greenfield World Trade, Inc. (5) (6)	Class A-1 Warrant, expires 03/25/27	0.4%	3,959		3,178,520	2,039,606
	Greenfield World Trade, Inc. (5) (6)	Class A-2 Warrant, expires 03/25/27	0.1%	1,376		1,189,508	342,895
	Greenfield World Trade, Inc. (5) (6)	Class A-3 Warrant, expires 03/25/27	0.0%	116		113,932	28,702
			0.5%	1,259,485		4,481,960	2,411,203
Media
	Encompass Digital Media, Inc.(4) (5)	Class A Units	0.0%	722,097		—	—
			0.0%	722,097		—	—
Software
	Mondee Holdings LLC (5) (6) (7)	Common Stock	0.2%	570,627		764,071	1,318,148
			0.2%	570,627		764,071	1,318,148
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3) (5) (6)	Membership Interests	0.0%	359,231		—	—
	Centric Brands L.P. (3) (5) (6)	Class A LP Interests	1.0%	359,231		95,579	5,941,672
			1.0%	718,462		95,579	5,941,672
	Total Equity Investments		1.7%	36,343,848		9,382,826	9,671,023
	Total Debt & Equity Investments (8)		149.4%			937,558,628	860,162,606
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.24%		4.5%	25,944,259		25,944,259	25,944,259
	Total Cash Equivalents		4.5%			25,944,259	25,944,259
	Short-term Investments
	U.S. Treasury Bill, Yield 5.24%		16.2%	95,000,000		93,659,788	93,659,788
	Total Short-term Investments		16.2%			93,659,788	93,659,788
	Total Investments (169.9%)					$1,057,162,675	$979,766,653
	Net unrealized depreciation on unfunded commitments (-0.1%)						(778,683)
	Liabilities in Excess of Other Assets (-69.7%)						(402,231,718)
	Net Assets (100.0%)						$576,756,252

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and March 31, 2024 along with transactions during the period ended March 31, 2024 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2023	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at March 31, 2024	Interest/Dividend/ Other income
AGY Equity LLC Class A Preferred Units	$—	$—	$—	$—	$—	$—	$—
AGY Equity LLC Class B Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class C Common Units	—	—	—	—	—	—	—
AGY Equity LLC Class D Preferred Units	—	—	—	—	—	—	—
AGY Holdings Corp. Delayed Draw Term Loan - 15.57% inc PIK	28,823,179	476,433	—	—	118,492	29,418,104	1,252,205
AGY Holdings Corp. Term Loan - 15.57% inc PIK	27,765,285	458,947	—	—	114,129	28,338,361	1,207,049
Navistar Defense, LLC Super Senior Revolver - 15.98% inc PIK	10,326,607	16,246,835	—	—	(3,177)	26,570,265	890,816
Navistar Defense, LLC Term Loan - 13.98% inc PIK	33,940,881	248,218	—	—	(8,044,452)	26,144,647	248,217
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
Total Controlled Affiliated investments	$100,855,952	$17,430,433	$—	$—	$(7,815,008)	$110,471,377	$3,598,287

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2024, $80,665,331 or 8.0% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and March 31, 2024 along with transactions during the period ended March 31, 2024 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2023	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at March 31, 2024	Interest/Dividend/ Other income
Encompass Digital Media Holdings, LLC Class A Units	$—	$—	$—	$—	$—	$—	$—
Encompass Digital Media, Inc. Revolver - 13.09% inc PIK	2,515,804	130,081	—	—	(372,628)	2,273,257	132,050
Encompass Digital Media, Inc. Term Loan - 13.09% inc PIK	21,696,936	1,108,598	—	—	(3,208,002)	19,597,532	1,118,237
Shelterlogic Group Holdings, Inc Common Stock	—	—	—	—	—	—	—
Slogic Holding Corp. Last Out Term Loan - 11.36%	21,879,179	—	—	—	1,013,913	22,893,092	769,854
Slogic Holding Corp. Revolver - 11.33%	3,877,285	—	(1,085,640)	—	—	2,791,645	108,046
Total Non-Controlled Affiliated Investments	$49,969,204	$1,238,679	$(1,085,640)	$—	$(2,566,717)	$47,555,526	$2,128,187

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities was $9,671,023, or 1.0% of the Company’s total assets.
(7)
Fair value of the Mondee Holdings, Inc. common stock held by the Company is based on the adjusted market price of the issuer's stock as of March 31, 2024. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy.
(8)
Except for the Level 1 investment, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

SOFR - Secured Overnight Financing Rate, generally 1-Month, 3-Month, or 6-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $40,557,278 and $9,391,185, respectively, for the period ended March 31, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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
(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and December 31, 2023 along with transactions during the year ended December 31, 2023 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2023	Interest/Dividend/ Other income
AGY Equity LLC Class A Preferred Units	$—	$—	$—	$—	$—	$—	$—
AGY Equity LLC Class B Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class C Common Units	—	—	—	—	—	—	—
AGY Equity LLC Class D Preferred Units	—	—	—	—	—	—	—
AGY Holdings Corp. Delayed Draw Term Loan - 15.61% inc PIK	25,420,236	4,874,358	—	—	(1,471,415)	28,823,179	4,816,598
AGY Holdings Corp. Term Loan - 15.64% inc PIK	26,315,189	2,773,320	—	—	(1,323,224)	27,765,285	4,574,950
Navistar Defense, LLC Super Senior Revolver - 16.21% inc PIK	—	10,299,999	—	—	26,608	10,326,607	385,233
Navistar Defense, LLC Term Loan - 14.22% inc PIK	34,632,469	1	—	—	(691,589)	33,940,881	18,127
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
Total Controlled Affiliated investments	$86,367,894	$17,947,678	$—	$—	$(3,459,620)	$100,855,952	$9,794,908

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
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and December 31, 2023 along with transactions during the year ended December 31, 2023 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2023	Interest/Dividend/ Other income
Encompass Digital Media Holdings, LLC Class A Units	$—	$—	$—	$—	$—	$—	$—
Encompass Digital Media, Inc. Revolver - 13.13% inc PIK	1,560,195	2,056,485	—	—	(1,100,876)	2,515,804	276,526
Encompass Digital Media, Inc. Term Loan - 13.13% inc PIK	26,892,285	4,381,065	(1,805,229)	—	(7,771,185)	21,696,936	4,445,399
Shelterlogic Group Holdings, Inc Common Stock	29,432,178	—	—	—	(29,432,178)	—	—
Slogic Holding Corp. Last Out Term Loan - 11.40%	26,681,925	25,214	—	—	(4,827,960)	21,879,179	3,036,611
Slogic Holding Corp. Revolver - 11.37%	—	3,877,285	—	—	—	3,877,285	233,530
Total Non-Controlled Affiliated Investments	$84,566,583	$10,340,049	$(1,805,229)	$—	$(43,132,199)	$49,969,204	$7,992,066

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

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $69,936,152 and $268,468,240, respectively, for the year ended December 31, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	100.0%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2024

	As of March 31,
	2024	As of December 31,
	(unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $743,119 and $728,462, respectively)	$702,136	$692,514
Non-controlled affiliated investments (amortized cost of $67,510 and $67,357, respectively)	47,556	49,969
Controlled affiliated investments (amortized cost of $126,930 and $109,499, respectively)	110,471	100,856
Cash and cash equivalents	29,691	65,036
Short-term investments	93,660	78,714
Interest receivable	18,684	16,331
Receivable for investments sold	527	813
Deferred financing costs	99	331
Due from Adviser	46	46
Prepaid and other assets	25	48
Total Assets	$1,002,895	$1,004,658

Liabilities
Term loan (net of $531 and $806 of deferred financing costs, respectively)	$224,469	$264,194
Payable for short-term investments purchased	93,660	78,714
Incentive fee payable	79,993	82,742
Revolving credit facilities payable	15,000	—
Management fees payable	6,949	3,478
Interest and credit facilities expense payable	4,264	4,403
Unrealized depreciation on unfunded commitments	779	746
Other accrued expenses and other liabilities	1,025	614
Total Liabilities	426,139	434,891

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	1,373,401	1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(484,419)	(484,419)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	721,083	721,083
Accumulated overdistributed earnings	(144,327)	(151,316)
Total Members’ Capital	576,756	569,767
Total Liabilities and Members’ Capital	$1,002,895	$1,004,658
Net Asset Value Per Unit (Note 10)	$54.04	$53.53

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2024

	For the Three Months Ended March 31,
	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$20,728	$26,631
Interest income paid-in-kind	8,718	8,898
Other fee income	—	85
Non-controlled affiliated investments:
Interest income	889	708
Interest income paid-in-kind	1,239	—
Controlled affiliated investments:
Interest income	1,560	2,231
Interest income paid-in-kind	2,038	2,827
Other fee income	—	1
Total investment income	35,172	41,381

Expenses
Interest and credit facilities expenses	6,374	6,277
Management fees	3,471	4,055
Incentive fees	(2,749)	2,069
Interest expense on repurchase transactions	278	—
Administrative fees	261	319
Professional fees	221	326
Directors’ fees	100	100
Other expenses	34	71
Total expenses	7,990	13,217
Net investment income	27,182	28,164
Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	—	19
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(5,068)	(10,269)
Non-controlled affiliated investments	(2,567)	(8,778)
Controlled affiliated investments	(7,815)	(861)
Net realized gain on short-term investments	257	—
Net realized and unrealized loss on investments	(15,193)	(19,889)
Net increase in Members’ Capital from operations	$11,989	$8,275
Basic and diluted:
Income per unit	$0.87	$0.60

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2024

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2024	$721,083	$(151,316)	$569,767
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	27,182	27,182
Net realized gain on investments	—	257	257
Net change in unrealized appreciation/(depreciation) on investments	—	(15,450)	(15,450)
Distributions to Members from:			—
Distributable earnings	—	(5,000)	(5,000)
Total Increase in Members’ Capital for the three months ended March 31, 2024	—	6,989	6,989
Members’ Capital at March 31, 2024	$721,083	$(144,327)	$576,756

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2023	$818,068	$(76,403)	$741,665
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	28,164	28,164
Net realized gain on investments	—	19	19
Net change in unrealized appreciation/(depreciation) on investments	—	(19,908)	(19,908)
Total Increase in Members’ Capital for the three months ended March 31, 2023	—	8,275	8,275
Members’ Capital at March 31, 2023	$818,068	$(68,128)	$749,940

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2024

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$11,989	$8,275
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(28,562)	(13,167)
Purchases of short-term investments	(93,660)	—
Interest income paid-in-kind	(11,995)	(11,725)
Proceeds from sales and paydowns of investments	9,677	60,978
Proceeds from sales of short-term investments	78,714	—
Net realized gain on investments	—	(19)
Net change in unrealized (appreciation)/depreciation on investments	15,450	19,908
Amortization of premium and accretion of discount, net	(1,075)	(4,624)
Amortization of deferred financing costs	507	516
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,353)	1,265
(Increase) decrease in prepaid and other assets	23	51
Increase (decrease) in payable for short-term investments purchased	14,946	—
Increase (decrease) in incentive fees payable	(2,749)	2,069
Increase (decrease) in management fees payable	3,471	(122)
Increase (decrease) in interest and credit facilities expense payable	(139)	(288)
Increase (decrease) in directors’ fees payable	—	98
Increase (decrease) in other accrued expenses and liabilities	391	324
Net cash (used in) provided by operating activities	(5,365)	63,539
Cash Flows from Financing Activities
Distributions to Members from distributable earnings	(4,980)	—
Proceeds from credit facilities	15,000	—
Repayments of credit facilities	(40,000)	(37,000)
Net cash used in financing activities	(29,980)	(37,000)
Net (decrease) increase in cash and cash equivalents	(35,345)	26,539
Cash and cash equivalents, beginning of period	65,036	47,657
Cash and cash equivalents, end of period	$29,691	$74,196
Supplemental and non-cash operating and financing activities
Interest expense paid	$4,791	$5,840
Non-cash purchases of investments due to reorganization	$(45,406)	$(1,227)
Non-cash sales of investments due to reorganization	$45,406	$1,227
Distributions payable	$20	$—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2024

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

On February 12, 2020, the Company formed its third wholly-owned subsidiary, TCW DLG Funding VII 2020-1 LLC, a single member Delaware limited liability company. On March 21, 2022, the Company formed its fourth wholly-owned subsidiary, TCW DL NAV LLC, also a single member Delaware limited liability company. On March 31, 2023, the Company formed its fifth wholly-owned subsidiary, TCW DL EDM LLC, also a single member Delaware limited liability company

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

As of March 31, 2024

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2024, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2024 was $484,419.

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

As of March 31, 2024

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2024, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of March 31, 2024, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

As of March 31, 2024

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

As of March 31, 2024

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$850,492	$850,492
Equity	1,318	—	8,353	9,671
Cash equivalents	25,944	—	—	25,944
Short-term investments	93,660	—	—	93,660
Total Assets	$120,922	$—	$858,845	$979,767

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2024:

	Debt	Equity	Total
Balance, January 1, 2024	$835,989	$5,775	$841,764
Purchases, including payments received in-kind	85,867	96	85,963
Sales and paydowns of investments	(54,797)	—	(54,797)
Amortization of premium and accretion of discount, net	1,075	—	1,075
Net change in unrealized appreciation/(depreciation)	(17,642)	2,482	(15,160)
Balance, March 31, 2024	$850,492	$8,353	$858,845
Net change in unrealized appreciation/(depreciation) in investments held as of March 31, 2024	$(17,494)	$2,483	$(15,011)

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2024

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

The Company did not have any transfers between levels during the three months ended March 31, 2024 and 2023.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2024:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$494,113	Income Method	Discount Rate	10.9% to 27.0%	16.6%	Decrease
Debt	$73,360	Income Method	Discount Rate	16.8% to 17.7%	17.3%	Decrease
		Income Method	Take Out Indication	102.0% to 102.0%	N/A	Increase
Debt	$141,220	Market Method	EBITDA Multiple	6.0x to 8.0x	N/A	Increase
Debt	$141,799	Market Method	Revenue Multiple	0.4x to 1.1x	N/A	Increase
Equity	$5,942	Market Method	EBITDA Multiple	6.0x to 8.0x	N/A	Increase
Equity	$—	Market Method	Revenue Multiple	0.6x to 1.1x	N/A	Increase
Equity	$2,411	Market Method	EBITDA Multiple	7.3x to 8.3x	N/A	Increase
		Income Method	Implied Volatility	55.0% to 65.0%	N/A	Increase
			Expected Term (in years)	1.3 to 2.3	N/A	Increase

* Weighted based on fair value

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2024

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

As of March 31, 2024

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

For the three months ended March 31, 2024, Management Fees incurred were $3,471, of which $6,949 remained payable as of March 31, 2024. For the three months ended March 31, 2023, Management Fees incurred amounted to $4,055, of which $4,055 remained payable at March 31, 2023.

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

As of March 31, 2024

4. Agreements and Related Party Transactions (Continued)

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

For the three months ended March 31, 2024, Incentive Fees incurred were ($2,749), and $79,993 was payable as of March 31, 2024. For the three months ended March 31, 2023, Incentive Fees incurred were $2,069, and $78,335 was payable as of March 31, 2023.

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

As of March 31, 2024

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

As of March 31, 2024

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

As of March 31, 2024

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2024

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2024 and December 31, 2023:

		March 31, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2027	$2,067	$172	$2,067	$182
Bendon Inc.	December 2025	4,842	58	7,263	116
Centric Brands Inc.	October 2024	—	—	5,295	—
Encompass Digital Media, Inc.	September 2025	508	216	508	174
Greenfield World Trade, Inc.	June 2024	2,907	81	4,685	136
Rapid Displays, Inc.	April 2026	983	252	1,377	138
Twin Star International, Inc.	September 2024	674	—	2,023	—
Slogic Holding Corp.	April 2026	1,086	—	—	—
WDE TorcSill Holdings LLC	October 2024	8	—	8	—
Total		$13,075	$779	$23,226	$746

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, the Company is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2024

6. Members' Capital

The Company’s Unit activity for the three months ended March 31, 2024 and 2023, was as follows:

	Three Months Ended March 31,
	2024	2023
Units at beginning of period	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three months ended March 31, 2024 and 2023.

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2024, the Company was in compliance with such covenants.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2024

7. Credit Facilities (Continued)

As of March 31, 2024 and December 31, 2023, the Natixis Borrowing Base assets were more than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of March 31, 2024 and December 31, 2023 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2024	$250,000	$15,000	$235,000
As of December 31, 2023	$250,000	$—	$250,000

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

As of March 31, 2024

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2024, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are consolidated in the Company’s consolidated financial statements and considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of March 31, 2024 and December 31, 2023, the PNC Borrowing Base assets were more than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of March 31, 2024 and December 31, 2023 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2024	$225,000	$225,000	N/A
As of December 31, 2023	$265,000	$265,000	N/A

(1)
No available amount as of March 31, 2024 and December 31, 2023 as the Borrower's ability to make additional borrowings under the PNC Revolving Credit Facility expired on January 31, 2022.

Borrowings under the PNC Credit Facility as of March 31, 2024 and December 31, 2023 of $225,000 and $265,000, respectively, consisted entirely of Term Loan borrowings.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2024

7. Credit Facilities (Continued)

As of March 31, 2024 and December 31, 2023, $99 and $331, respectively, of deferred financing costs from the Revolving Credit Facility had yet to be amortized. As of March 31, 2024 and December 31, 2023, $531 and $806, respectively, of deferred financing costs from the PNC Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of March 31, 2024	As of December 31, 2023
Principal amount outstanding on PNC Term Loan	$225,000	$265,000
Deferred financing costs	(531)	(806)
PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$224,469	$264,194

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of March 31, 2024 and 2023, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Credit Facilities interest expense	$4,672	$5,555
Unused commitment fees	1,145	156
Administrative fees	50	50
Amortization of deferred financing costs	507	516
Total	$6,374	$6,277
Weighted average interest rate	8.05%	7.03%
Average outstanding balance	$229,670	$316,033

P[

8. Repurchase Transactions

The Company may, from time to time, enter into repurchase agreements with Barclays Bank PLC (“Barclays”), whereby the Company sells to Barclays its short-term investments and concurrently enters into an agreement to repurchase the same investments at an agreed-upon price at a future date, generally within 30-days (each, a “Repurchase Transaction”).

In accordance with ASC 860, Transfers and Servicing, these Repurchase Transactions meet the criteria for secured borrowings. Accordingly, the short-term investments remain on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Barclays (the “Repurchase Obligation”). The Repurchase Obligation is secured by the short-term investments that are the subject of the repurchase agreement.

During the three months ended March 31, 2024, the Company entered into a Repurchase Transaction with Barclays on January 2, 2024 which settled on January 25, 2024. During the three months ended March 31, 2023, the Company did not enter into any Repurchase Transactions.

The Company had no outstanding Repurchase Obligations as of March 31, 2024 and December 31, 2023. Interest expense incurred under these Repurchase Transactions was $278 and $0 for the three months ended March 31, 2024 and 2023, respectively.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2024

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

As of March 31, 2024 and December 31, 2023, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of March 31, 2024	As of December 31, 2023
Cost of investments for federal income tax purposes	$1,057,163	$1,045,225
Unrealized appreciation	$10,727	$6,469
Unrealized depreciation	$(88,123)	$(73,865)
Net unrealized depreciation on investments	$(77,396)	$(67,396)

The Company did not have any unrecognized tax benefits as of December 31, 2023, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior two years.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2024

10. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2024 and 2023 is presented below.

	For the Three Months Ended March 31,
	2024(1)	2023(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$53.53	$66.04
Income from Investment Operations:
Net investment income	1.98	2.05
Net realized and unrealized loss	(1.11)	(1.45)
Total income from investment operations	0.87	0.60
Less Distributions:
From distributable earnings	(0.36)	—
Total distributions	(0.36)	—
Net Asset Value Per Unit (accrual base), End of Period	$54.04	$66.64
Unitholder Total Return(2)(3)	1.66%	1.01%
Unitholder IRR before incentive fees(4)	10.67%	11.64%
Unitholder IRR after all fees and expenses(4)	9.00%	9.63%
Ratios and Supplemental Data:
Members’ Capital, end of period	$576,756	$749,940
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	5.58%	7.14%
Ratio of financing cost to average net assets(3)	1.11%	0.84%
Ratio of net investment income to average net assets(5)	18.96%	15.21%
Ratio of incentive fees to average net assets(5)	(1.92)%	1.12%
Credit facilities payable	239,469	298,786
Asset coverage ratio	3.40	3.50
Portfolio turnover rate(3)	1.10%	1.21%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of March 31, 2024 and 2023, respectively.
(2)
The Total Return for the three months ended March 31, 2024 and 2023 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 10.67%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.00%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
(5)
Annualized.

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On April 1, 2024, the Company entered into a Repurchase Transaction with Barclays which settled on April 25, 2024 in the amount of $93,694.

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
•
a decline in interest rates could adversely impact our results as all of our investments bear interest based on floating rates;
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
•
the effect of legal, tax and regulatory changes; and

•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on April 1, 2024.

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

Investment Activity

As of March 31, 2024, our portfolio consisted of 39 debt investments and 13 equity investments. Based on fair values as of March 31, 2024, our portfolio was 98.9% invested in debt investments which were mostly senior secured term loans. The remaining 1.1% represented our equity investments, which were comprised of common stock, preferred stock, membership interests and warrants. Debt investments in two portfolio companies were on non-accrual status as of March 31, 2024, representing 4.9% and 8.3% of our portfolio's fair value and cost, respectively.

As of December 31, 2023, our portfolio consisted of 37 debt investments and 13 equity investments. Based on fair values as of December 31, 2023, our portfolio was 99.1% invested in debt investments which were mostly senior secured term loans. The remaining 0.9% represented our equity investments, which were comprised of common stock, preferred stock and warrants. A debt investment in two portfolio company was on non-accrual status as of December 31, 2023, representing 6.3% and 8.5% of our portfolio's fair value and cost, respectively.

Our total investment portfolio increased to $860.2 million as of March 31, 2024 from $843.3 million from December 31, 2023 due to $12.0 million of interest income paid-in-kind earned during the three months ended March 31, 2024 and 2023 in addition to follow-on investments in Navistar Defense, LLC and Red Lobster Management, LLC.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2024:

Industry	Percent of Total Investments
Aerospace & Defense	21%
Textiles, Apparel & Luxury Goods	12%
Household Durables	12%
Software	8%
Hotels, Restaurants & Leisure	8%
Chemicals	7%
Consumer Durables & Apparel	6%
Publishing	5%
Commercial Services & Supplies	5%
Capital Goods	4%
Consumer Services	4%
Energy Equipment & Services	4%
Media	3%
Commercial & Professional Services	1%
Total	100%

Interest income, including interest income paid-in-kind, was $35.2 million and $41.3 million for the three months ended March 31, 2024 and 2023, respectively. We also earned $0 and $0.1 million in other fee income during the three months ended March 31, 2024 and 2023, respectively.

Results of Operations

Our operating results for the three months ended March 31, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023

Total investment income	$35,172	$41,381
Total expenses	7,990	13,217
Net investment income	27,182	28,164
Net realized gain on investments	—	19
Net change in unrealized appreciation/(depreciation) on investments	(15,450)	(19,908)
Net realized gain on short-term investments	257	—
Net increase in Members’ Capital from operations	$11,989	$8,275

Total investment income

Total investment income for the three months ended March 31, 2024 and 2023 was $35.2 million and $41.4 million, respectively. The decrease in total investment income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to a decrease in the number of debt investments in our portfolio, which decreased to 39 as of March 31, 2024, as compared to 41 as of March 31, 2023. This decrease in the number of our investments was partially offset by an increase in interest rates during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Net investment income

Net investment income for the three months ended March 31, 2024 and 2023 was $27.2 million and $28.2 million, respectively. Our net investment income decreased during the three months ended March 31, 2024 compared the three months ended March 31, 2023, due to the decrease in total investment income described above which was partially offset by a decrease in total expenses during the three months ended March 31, 2024. The decrease in total expenses was primarily attributable to the decrease in incentive fees and management fees during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 and was partially offset by an increase in interest and credit facilities expenses.

Expenses for the three months ended March 31, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023
Expenses
Interest and credit facilities expenses	$6,374	$6,277
Management fees	3,471	4,055
Incentive fees	(2,749)	2,069
Interest expense on repurchase transactions	278	—
Administrative fees	261	319
Professional fees	221	326
Directors’ fees	100	100
Other expenses	34	71
Total expenses	$7,990	$13,217

Our total expenses were $8.0 million and $13.2 million for the three months ended March 31, 2024 and 2023, respectively. Our total expenses included management fees attributed to the Adviser of $3.5 million and $4.1 million; and incentive fees of ($2.7) million and $2.1 million, for the three months ended March 31, 2024 and 2023, respectively.

The decrease in total expenses during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the decrease in incentive fees during the current period combined with a decrease in management fees caused by the decrease in the size of our portfolio of investments. Incentive fees decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to a decrease in the fair value of our investments as of March 31, 2024 compared to the fair value of our investments as of March 31, 2023. The decreases in incentive fees and management fees were partially offset by the increase in interest and credit facilities expenses due to a higher weighted average interest rate (partially offset by a lower average outstanding balance) during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Net realized gain on investments

Our net realized gain on investments for the three months ended March 31, 2024 and 2023 was $0 and $19 thousand, respectively. We did not have a realized gain during the three months ended March 31, 2024 as none of our investments were disposed of during the period. Our net realized gain during the three months ended March 31, 2023 is fully attributable to our partial sale of the Mondee Holdings, LLC term loan.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) investments for the three months ended March 31, 2024 and 2023 was ($15.5) million and ($19.9) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2024 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Centric Brands L.P.	Class A LP Interests	$4,599
Slogic Holding Corp.	Last Out Term Loan	1,014
Greenfield World Trade, Inc.	Class A-1 Warrant, expires 03/25/27	(1,602)
Rapid Displays, Inc.	Term Loan	(1,931)
Red Lobster Management, LLC	Term Loan	(3,148)
Encompass Digital Media, Inc.	Term Loan	(3,208)
Twin Star International, Inc.	Term Loan	(3,462)
Navistar Defense, LLC	Term Loan	(8,044)
All others	Various	332
Net change in unrealized appreciation/(depreciation)		$(15,450)

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

Net realized gain on short-term investments

During the three months ended March 31, 2024 and 2023 we incurred $0.3 million and $0, respectively, in realized gains from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended March 31, 2024 and 2023 was $12.0 million and $8.3 million, respectively. The relative increase in Net increase in Members’ Capital from operations during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to net unrealized depreciation during the current quarter which, as previously described, was a net depreciation of $15.5 million, compared to a net unrealized depreciation of $19.9 million during the three months ended March 31, 2023, partially offset by slightly lower net investment income during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

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

As of March 31, 2024, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

March 31, 2024
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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of March 31, 2024, we were in compliance with such covenants.

As of March 31, 2024 and December 31, 2023, the Natixis Borrowing Base assets were more than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of March 31, 2024 and December 31, 2023 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2024	$250,000	$15,000	$235,000
As of December 31, 2023	$250,000	$—	$250,000
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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2024, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are consolidated in our consolidated financial statements and considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of March 31, 2024 and December 31, 2023 the PNC Borrowing Base assets were more than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2024	$225,000	$225,000	N/A
As of December 31, 2023	$265,000	$265,000	N/A

(1)
No available amount as of March 31, 2024 and December 31, 2023 as the Borrower's ability to make additional borrowings under the PNC Revolving Credit Facility expired on January 31, 2022.

Borrowings under the PNC Credit Facility as of March 31, 2024 and December 31, 2023 consisted of - and -, respectively, from the PNC Revolving Credit Facility (i.e. revolving line of credit) and $225.0 million and $265.0 million, respectively, of PNC Term Loan.

As of March 31, 2024 and December 31, 2023, $0.1 million and $0.3 million, respectively, of deferred financing costs from the Revolving Credit Facilities had yet to be amortized. As of March 31, 2024 and December 31, 2023, $0.5 million and $0.8 million, respectively, of deferred financing costs from the PNC Term Loan have yet to be amortized.

The summary information regarding the Credit Facilities for the three months ended March 31, 2024 and 2023 was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Credit Facilities interest expense	$4,672	$5,555
Unused commitment fees	1,145	156
Administrative fees	50	50
Amortization of deferred financing costs	507	516
Total	$6,374	$6,277
Weighted average interest rate	8.05%	7.03%
Average outstanding balance	$229,670	$316,033

We had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

		March 31, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2027	$2,067	$172	$2,067	$182
Bendon Inc.	December 2025	4,842	58	7,263	116
Centric Brands Inc.	October 2024	—	—	5,295	—
Encompass Digital Media, Inc.	September 2025	508	216	508	174
Greenfield World Trade, Inc.	June 2024	2,907	81	4,685	136
Rapid Displays, Inc.	April 2026	983	252	1,377	138
Twin Star International, Inc.	September 2024	674	—	2,023	—
Slogic Holding Corp.	April 2026	1,086	—	—	—
WDE TorcSill Holdings LLC	October 2024	8	—	8	—
Total		$13,075	$779	$23,226	$746

We may, from time to time, enter into repurchase agreements with Barclays Bank PLC (“Barclays”), whereby the we sell to Barclays our short-term investments and concurrently enter into an agreement to repurchase the same investments at an agreed-upon price at a future date, generally within 30-days (each, a “Repurchase Transaction”).

These Repurchase Transactions meet the criteria for secured borrowings. Accordingly, the short-term investments remain on our Consolidated Statements of Assets and Liabilities as an asset, and we record a liability to reflect our repurchase obligation to Barclays (the “Repurchase Obligation”). The Repurchase Obligation is secured by the short-term investments that are the subject of the repurchase agreement.

During the three months ended March 31, 2024, we entered into a Repurchase Transaction with Barclays on January 2, 2024 which settled on January 25, 2024. During the three months ended March 31, 2023, we did not enter into any Repurchase Transactions.

We had no outstanding Repurchase Obligations as of March 31, 2024 and December 31, 2023. Interest expense incurred under these Repurchase Transactions was $0.3 million and $0 for the three months ended March 31, 2024 and 2023, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2024, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of March 31, 2024, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our March 31, 2024 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$28,839	$6,844	$21,995
Up 200 basis points	19,226	4,563	14,663
Up 100 basis points	9,613	2,281	7,332
Down 100 basis points	(9,613)	(2,281)	(7,332)
Down 200 basis points	(19,226)	(4,563)	(14,663)
Down 300 basis points	(28,279)	(6,844)	(21,435)

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

10.12

Amendment No. 1 to Third Amended and Restated Credit and Security Agreement, dated as of December 6, 2023 among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, and Alter Domus (US) LLC, as collateral agent (incorporated by reference to Exhibit 10.12 the the Annual Report on Form 10-K filed on April 1, 2024).

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

Date: May 9, 2024	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 9, 2024
	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer