Form 10-Q
period 2024-06-30
TCW Direct Lending VII LLC
filed 2024-08-12
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of June 30, 2024, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 12, 2024 was 13,734,010.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2024

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Columbia Helicopters Inc.(9)	08/20/19	Last Out Term Loan - 15.85% inc PIK (SOFR + 10.25%, 1.50% Floor, 2.75% PIK)	2.5%	$15,639,607	08/20/24	$15,631,643	$14,935,825
	Heligear Acquisition Co.(9)	07/30/19	Term Loan - 13.08% (SOFR + 7.50%, 2.00% Floor)	7.9%	46,292,410	12/31/24	46,277,402	46,292,410
	Karman Holdings LLC	12/21/20	Revolver - 11.74% (SOFR + 6.25%, 2.00% Floor)	1.1%	6,390,992	12/21/25	6,390,992	6,390,992
	Karman Holdings LLC(9)	12/21/20	Term Loan - 11.74% (SOFR + 6.25%, 2.00% Floor)	10.0%	58,637,976	12/21/25	58,254,740	58,931,166
	Navistar Defense, LLC (2)	07/27/23	Super Senior Revolver - 16.06% inc PIK (SOFR + 10.50%, 1.50% Floor, all PIK)	5.5%	32,191,663	02/01/26	32,171,409	32,191,663
	Navistar Defense, LLC (2) (5)(9)	08/01/22	Term Loan - 13.98% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	2.1%	44,521,106	02/01/26	33,357,512	12,643,994
				29.1%	203,673,754		192,083,698	171,386,050
Capital Goods
	Carolina Atlantic Roofing Supply LLC(9)	05/28/21	Term Loan - 14.61% inc PIK (SOFR + 9.00%, 2.00% Floor, 0.75% PIK)	5.5%	33,351,538	05/28/26	33,098,893	32,350,992
				5.5%	33,351,538		33,098,893	32,350,992
Chemicals
	AGY Holdings Corp. (2)(9)	09/21/20	Term Loan - 15.59% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	5.5%	35,396,646	09/21/27	35,396,646	32,140,154
	AGY Holdings Corp. (2)	05/27/22	Delayed Draw Term Loan - 15.60% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	5.7%	36,725,711	09/21/27	36,725,695	33,346,945
				11.2%	72,122,357		72,122,341	65,487,099
Commercial & Professional Services
	Rapid Displays, Inc.(9)	04/16/21	Term Loan - 12.45% (SOFR + 7.00%, 1.00% Floor)	1.5%	12,390,541	04/13/26	12,334,540	8,561,864
	Rapid Displays, Inc.	04/16/21	Revolver - 12.43% (SOFR + 7.00%, 1.00% Floor)	0.1%	786,667	04/13/26	786,667	543,587
	Rapid Displays, Inc.(9)	09/29/22	Incremental Term Loan - 12.45% (SOFR + 7.00%, 1.00% Floor)	0.0%	219,347	04/13/26	216,861	151,569
				1.6%	13,396,555		13,338,068	9,257,020
Commercial Services & Supplies
	Retail Services WIS Corporation(9)	05/20/21	Term Loan - 13.83% (SOFR + 8.35%, 1.00% Floor)	7.2%	42,386,714	05/20/25	42,162,953	42,386,714
				7.2%	42,386,714		42,162,953	42,386,714
Consumer Durables & Apparel
	Twin Star International, Inc.	06/12/23	Incremental Delayed Draw Term Loan - 12.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	951,834	06/18/26	951,834	951,834
	Twin Star International, Inc.(5)(9)	06/18/21	Term Loan - 12.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	1.6%	49,041,789	06/18/26	44,197,185	9,563,149
	Twin Star International, Inc.	02/15/23	Delayed Draw Term Loan - 12.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	973,005	06/18/26	973,005	973,005
	Twin Star International, Inc.	06/12/23	Incremental Term Loan - 12.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	971,831	06/18/26	971,831	971,831
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Term Loan - 12.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	485,764	06/18/26	485,764	485,764
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Delayed Draw Term Loan - 12.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.5%	2,770,104	06/18/26	2,751,651	2,770,104
	Twin Star International, Inc.	06/20/24	Protective Advance Term Loan - 13.00% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	971,490	06/18/26	971,490	971,490
				3.0%	56,165,817		51,302,760	16,687,177

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Consumer Services
	Grand Circle Corporation(9)	02/26/21	Term Loan - 14.36% (SOFR + 8.75%, 1.25% Floor)	6.5%	$38,039,122	02/26/26	$37,788,310	$38,039,122
				6.5%	38,039,122		37,788,310	38,039,122
Energy Equipment & Services
	WDE TorcSill Holdings LLC	10/22/19	Revolver - 18.71% inc PIK (SOFR + 13.25%, 1.75% Floor, 4.50% PIK)	1.7%	10,119,317	10/22/24	10,119,317	9,987,766
	WDE TorcSill Holdings LLC(9)	10/22/19	Term Loan - 18.71% inc PIK (SOFR + 13.25%, 1.75% Floor, 4.50% PIK)	3.8%	22,624,901	10/22/24	22,593,380	22,330,778
				5.5%	32,744,218		32,712,697	32,318,544
Hotels, Restaurants & Leisure
	KBP Brands, LLC(9)	05/26/21	Term Loan - 11.11% (SOFR + 5.50%, 0.75% Floor)	4.0%	24,087,863	05/26/27	23,933,543	23,606,106
	Red Lobster Management, LLC(9)	02/29/24	Incremental Term Loan - 18.96% inc PIK (SOFR + 13.50%, 3.00% Floor, all PIK)	0.0%	2,172,068	01/22/26	2,172,068	43,441
	Red Lobster Management, LLC(9)	01/22/21	Term Loan - 19.10% inc PIK (SOFR + 13.50%, 3.00% Floor, all PIK)	0.1%	22,905,945	01/22/26	22,779,212	458,119
	Red Lobster Management, LLC	05/22/24	Roll Up Term Loan - 16.11% (SOFR + 10.50%, 3.00% Floor)	5.2%	30,643,450	09/16/24	30,460,234	30,643,450
	Red Lobster Management, LLC	05/22/24	Debtors-in-Possession Term Loan - 16.11% (SOFR + 10.50%, 3.00% Floor)	2.9%	17,113,918	09/16/24	17,113,907	17,113,918
				12.2%	96,923,244		96,458,964	71,865,034
Household Durables
	Slogic Holding Corp. (4)	08/25/23	Revolver - 11.35% (SOFR + 5.87%, 1.00% Floor)	0.5%	3,101,828	04/30/25	3,101,828	3,101,828
	Slogic Holding Corp. (4)(9)	06/29/18	Last Out Term Loan - 11.37% (SOFR + 5.87%, 1.00% Floor)	4.1%	26,681,925	10/29/26	26,681,925	24,413,961
	Greenfield World Trade, Inc.(9)	03/04/19	Last Out Term Loan - 18.79% inc PIK (SOFR + 13.33%, 1.50% Floor, all PIK)	13.6%	86,977,969	03/31/25	85,790,574	80,106,709
				18.2%	116,761,722		115,574,327	107,622,498
Media
	Encompass Digital Media, Inc.(4)	10/01/18	Revolver - 13.10% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	0.3%	4,087,912	09/28/25	4,087,912	1,925,406
	Encompass Digital Media, Inc.(4)(9)	10/01/18	Term Loan - 13.10% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	2.8%	35,235,837	09/28/25	35,235,837	16,596,079
				3.1%	39,323,749		39,323,749	18,521,485
Publishing
	Bendon Inc.(9)	12/11/20	Term Loan - 13.23% (SOFR + 7.75%, 1.50% Floor)	6.7%	40,025,135	12/11/25	39,762,154	39,304,682
				6.7%	40,025,135		39,762,154	39,304,682
Software
	Mondee Holdings LLC(9)	12/20/19	Term Loan - 14.10% inc PIK (SOFR + 8.50%, 1.75% Floor, all PIK)	12.4%	73,408,129	06/30/25	73,227,588	73,187,905
				12.4%	73,408,129		73,227,588	73,187,905
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)(9)	02/06/24	Term Loan - 10.84% (SOFR + 5.50%, 1.00% Floor)	2.8%	16,206,598	08/06/29	15,787,821	16,206,598
	Centric Brands Inc. (3)(9)	02/06/24	Term Loan A-1 - 13.34% inc PIK (SOFR + 8.00%, 1.00% Floor, all PIK)	2.9%	17,281,176	02/06/31	16,841,716	17,281,176
	Centric Brands Inc. (3)(9)	02/06/24	Term Loan A-2 - 13.34% inc PIK (SOFR + 8.00%, 1.00% Floor, all PIK)	2.4%	14,233,319	02/06/31	13,871,366	14,233,319
	Hollander Intermediate LLC(9)	09/19/22	Term Loan - 14.21% (SOFR + 8.75%, 3.00% Floor)	8.5%	56,977,332	09/21/26	56,977,332	49,855,165
				16.6%	104,698,425		103,478,235	97,576,258
	Total Debt Investments			138.8%	963,020,479		942,434,737	815,990,580

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2024

Industry	Issuer	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
	EQUITY
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2) (5) (6) (9)	Class A Units	0.0%	$4,399		$43,990	$—
			0.0%	4,399		43,990	—
Chemicals
	AGY Equity LLC (2) (5) (6) (9)	Class A Preferred Units	0.0%	7,752,414		—	—
	AGY Equity LLC (2) (5) (6) (9)	Class B Preferred Units	0.0%	10,078,138		—	—
	AGY Equity LLC (2) (5) (6) (9)	Class C Common Units	0.0%	11,241,000		—	—
	AGY Equity LLC (2) (5) (6)	Class D Preferred Units	0.0%	3,997,226		3,997,226	—
			0.0%	33,068,778		3,997,226	—
Household Durables
	Shelterlogic Group Holdings, Inc (4) (5) (6) (9)	Common Stock	0.0%	1,254,034		—	—
	Greenfield World Trade, Inc. (5) (6) (9)	Class A-1 Warrant, expires 03/25/27	0.3%	4,975		3,178,520	2,052,045
	Greenfield World Trade, Inc. (5) (6) (9)	Class A-2 Warrant, expires 03/25/27	0.1%	1,730		1,189,508	381,593
	Greenfield World Trade, Inc. (5) (6) (9)	Class A-3 Warrant, expires 03/25/27	0.0%	145		113,932	31,889
	Greenfield World Trade, Inc. (5) (6) (9)	Class A-4 Warrant, expires 03/25/27	0.1%	2,401		—	529,874
			0.5%	1,263,285		4,481,960	2,995,401
Media
	Encompass Digital Media, Inc.(4) (5)	Class A Units	0.0%	722,097		—	—
			0.0%	722,097		—	—
Software
	Mondee Holdings LLC (5) (6) (7)	Common Stock	0.2%	570,627		764,071	1,369,505
			0.2%	570,627		764,071	1,369,505
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3) (5) (6) (9)	Membership Interests	0.0%	359,231		—	—
	Centric Brands L.P. (3) (5) (6) (9)	Class A LP Interests	1.5%	359,231		95,579	8,700,958
			1.5%	718,462		95,579	8,700,958
	Total Equity Investments		2.2%	36,347,648		9,382,826	13,065,864
	Total Debt & Equity Investments (8)		141.0%			951,817,563	829,056,444
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.24%		3.9%	22,985,890		22,985,890	22,985,890
	Total Cash Equivalents		3.9%			22,985,890	22,985,890
	Short-term Investments
	U.S. Treasury Bill, Yield 5.47%		33.4%	200,000,000		196,776,361	196,776,361
	Total Short-term Investments		33.4%			196,776,361	196,776,361
	Total Investments (178.0%)					$1,171,579,814	$1,048,818,695
	Net unrealized depreciation on unfunded commitments (-0.1%)						(872,173)
	Liabilities in Excess of Other Assets (-77.8%)						(458,664,352)
	Net Assets (100.0%)						$589,282,170

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2024

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and June 30, 2024 along with transactions during the six months ended June 30, 2024 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2023	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2024	Interest/Dividend/ Other income
AGY Equity LLC Class A Preferred Units	$—	$—	$—	$—	$—	$—	$—
AGY Equity LLC Class B Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class C Common Units	—	—	—	—	—	—	—
AGY Equity LLC Class D Preferred Units	—	—	—	—	—	—	—
AGY Holdings Corp. Delayed Draw Term Loan - 15.60% inc PIK	28,823,179	5,121,332	—	—	(597,566)	33,346,945	2,658,096
AGY Holdings Corp. Term Loan - 15.59% inc PIK	27,765,285	4,952,255	—	—	(577,386)	32,140,154	2,576,552
Navistar Defense, LLC Super Senior Revolver - 16.06% inc PIK	10,326,607	21,871,410	—	—	(6,354)	32,191,663	2,043,055
Navistar Defense, LLC Term Loan - 13.98% inc PIK	33,940,881	248,218	—	—	(21,545,105)	12,643,994	259,867
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
Total Controlled Affiliated investments	$100,855,952	$32,193,215	$—	$—	$(22,726,411)	$110,322,756	$7,537,570

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2024, $56,422,051 or 5.3% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and June 30, 2024 along with transactions during the six months ended June 30, 2024 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2023	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2024	Interest/Dividend/ Other income
Encompass Digital Media Holdings, LLC Class A Units	$—	$—	$—	$—	$—	$—	$—
Encompass Digital Media, Inc. Revolver - 13.10% inc PIK	2,515,804	264,502	—	—	(854,900)	1,925,406	266,556
Encompass Digital Media, Inc. Term Loan - 13.10% inc PIK	21,696,936	2,261,770	—	—	(7,362,627)	16,596,079	2,272,142
Shelterlogic Group Holdings, Inc Common Stock	—	—	—	—	—	—	—
Slogic Holding Corp. Last Out Term Loan - 11.37%	21,879,179	—	—	—	2,534,782	24,413,961	1,536,225
Slogic Holding Corp. Revolver - 11.35%	3,877,285	1,861,097	(2,636,554)	—	—	3,101,828	166,138
Total Non-Controlled Affiliated Investments	$49,969,204	$4,387,369	$(2,636,554)	$—	$(5,682,745)	$46,037,274	$4,241,061

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities was $13,065,864, or 1.2% of the Company’s total assets.
(7)
Fair value of the Mondee Holdings, LLC common stock held by the Company is based on the market price of the issuer's stock as of June 30, 2024. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy.
(8)
Except for the Level 1 investment, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(9)
The investment is used as collateral for the PNC Credit Agreement. See Note 7.

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2024

SOFR - Secured Overnight Financing Rate, generally 1-Month, 3-Month, or 6-Month

PIK - Payments in Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $95,341,040 and $51,307,860, respectively, for the six months ended June 30, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2023

(7)
Fair value of the Mondee Holdings, LLC common stock held by the Company is based on the market price of the issuer's stock as of December 31, 2023. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy.
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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2024

	As of June 30,
	2024	As of December 31,
	(unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $741,018 and $728,462, respectively)	$672,696	$692,514
Non-controlled affiliated investments (amortized cost of $69,108 and $67,357, respectively)	46,037	49,969
Controlled affiliated investments (amortized cost of $141,692 and $109,499, respectively)	110,323	100,856
Cash and cash equivalents	27,389	65,036
Short-term investments	196,776	78,714
Interest income receivable	9,855	16,331
Receivable for investments sold	59	813
Deferred financing costs	358	331
Due from Adviser	—	46
Prepaid and other assets	—	48
Total Assets	$1,063,493	$1,004,658

Liabilities
Payable for short-term investments purchased	$196,776	$78,714
Term loan (net of $372 and $806 of deferred financing costs, respectively)	159,628	264,194
Revolving credit facilities payable	63,000	—
Incentive fee payable	46,377	82,742
Management fees payable	3,507	3,478
Interest and credit facilities expense payable	3,397	4,403
Unrealized depreciation on unfunded commitments	872	746
Other accrued expenses and other liabilities	654	614
Total Liabilities	474,211	434,891

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	1,373,401	1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(484,419)	(484,419)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	721,083	721,083
Accumulated overdistributed earnings	(131,801)	(151,316)
Total Members’ Capital	589,282	569,767
Total Liabilities and Members’ Capital	$1,063,493	$1,004,658
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$54.95	$53.53

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2024

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$16,650	$26,156	$37,378	$52,787
Interest income paid-in-kind	11,797	6,579	20,515	15,477
Other fee income	174	(2)	174	83
Non-controlled affiliated investments:
Interest income	826	762	1,715	1,470
Interest income paid-in-kind	1,287	—	2,526	—
Controlled affiliated investments:
Interest income	735	2,304	2,295	4,535
Interest income paid-in-kind	3,193	904	5,231	3,731
Other fee income	12	6	12	7
Total investment income	34,674	36,709	69,846	78,090

Expenses
Incentive fees	(33,616)	1,045	(36,365)	3,114
Interest and credit facilities expenses	6,056	6,998	12,430	13,275
Management fees	3,507	3,843	6,978	7,898
Interest expense on repurchase transactions	339	—	617	—
Administrative fees	264	273	525	592
Professional fees	292	241	513	567
Directors’ fees	98	98	198	198
Other expenses	41	64	75	135
Total expenses	(23,019)	12,562	(15,029)	25,779
Net investment income	57,693	24,147	84,875	52,311
Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	—	2,802	—	2,821
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(27,431)	(12,766)	(32,499)	(23,035)
Non-controlled affiliated investments	(3,116)	(9,493)	(5,683)	(18,271)
Controlled affiliated investments	(14,911)	(510)	(22,726)	(1,371)
Net realized gain on short-term investments	291	—	548	—
Net realized and unrealized loss on investments	(45,167)	(19,967)	(60,360)	(39,856)
Net increase in Members’ Capital from operations	$12,526	$4,180	$24,515	$12,455
Basic and diluted:
Income per unit	$0.91	$0.30	$1.78	$0.91
Units outstanding	13,734,010	13,734,010	13,734,010	13,734,010

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2024

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2024	$721,083	$(151,316)	$569,767
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	27,182	27,182
Net realized gain on investments	—	257	257
Net change in unrealized appreciation/(depreciation) on investments	—	(15,450)	(15,450)
Distributions to Members from:			—
Distributable earnings	—	(5,000)	(5,000)
Total Increase in Members’ Capital for the three months ended March 31, 2024	—	6,989	6,989
Members’ Capital at March 31, 2024	721,083	(144,327)	576,756
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	57,693	57,693
Net realized gain on investments	—	291	291
Net change in unrealized appreciation/(depreciation) on investments	—	(45,458)	(45,458)
Total Increase in Members’ Capital for the three months ended June 30, 2024	—	12,526	12,526
Members’ Capital at June 30, 2024	$721,083	$(131,801)	$589,282

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2023	$818,068	$(76,403)	$741,665
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	28,164	28,164
Net realized gain on investments	—	19	19
Net change in unrealized appreciation/(depreciation) on investments	—	(19,908)	(19,908)
Total Increase in Members’ Capital for the three months ended March 31, 2023	—	8,275	8,275
Members’ Capital at March 31, 2023	818,068	(68,128)	749,940
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	24,147	24,147
Net realized gain on investments	—	2,802	2,802
Net change in unrealized appreciation/(depreciation) on investments	—	(22,769)	(22,769)
Distributions to Members from:
Distributable earnings	—	(49,000)	(49,000)
Return of capital	(55,000)	—	(55,000)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	—	—	—
Total Decrease in Members’ Capital for the three months ended June 30, 2023	(55,000)	(44,820)	(99,820)
Members’ Capital at June 30, 2023	$763,068	$(112,948)	$650,120

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2024

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$24,515	$12,455
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(67,069)	(15,024)
Purchases of short-term investments	(196,776)	—
Interest income paid-in-kind	(28,272)	(19,208)
Proceeds from sales and paydowns of investments	52,062	137,715
Proceeds from sales of short-term investments (net of $548 and $0 realized gain on short term investments, respectively)	78,714	—
Net realized gain on investments	—	(2,821)
Net change in unrealized (appreciation)/depreciation on investments	60,908	42,677
Amortization of premium and accretion of discount, net	(2,466)	(6,219)
Amortization of deferred financing costs	930	1,105
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	6,476	544
(Increase) decrease in due from Adviser	46	157
(Increase) decrease in prepaid and other assets	48	103
Increase (decrease) in payable for short-term investments purchased	118,062	—
Increase (decrease) in incentive fees payable	(36,365)	3,114
Increase (decrease) in management fees payable	29	(334)
Increase (decrease) in interest and credit facilities expense payable	(1,006)	(137)
Increase (decrease) in directors’ fees payable	—	167
Increase (decrease) in other accrued expenses and liabilities	20	(176)
Net cash provided by operating activities	9,856	154,118
Cash Flows from Financing Activities
Distributions to Members from distributable earnings	(4,980)	(48,995)
Return of capital	—	(55,000)
Deferred financing costs paid	(523)	(851)
Proceeds from credit facilities	63,000	—
Repayments of credit facilities	(105,000)	(47,000)
Net cash used in financing activities	(47,503)	(151,846)
Net (decrease) increase in cash and cash equivalents	(37,647)	2,272
Cash and cash equivalents, beginning of period	65,036	47,657
Cash and cash equivalents, end of period	$27,389	$49,929
Supplemental and non-cash operating and financing activities
Interest expense paid	$9,658	$11,154
Non-cash purchases of investments due to reorganization	$(75,317)	$(1,227)
Non-cash sales of investments due to reorganization	$75,317	$1,227
Distributions payable	$20	$5

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2024

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

As of June 30, 2024, the Company has five wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The term of the Company will continue until the sixth anniversary of the Initial Closing Date (as defined below), April 13, 2024, unless extended or sooner dissolved as provided in the Company’s amended and restated limited liability agreement (the “LLC Agreement”) or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Units (the “Unitholders”) and holders of preferred units, if any, (together with the Unitholders, the “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Units. On December 20, 2023, the Company’s Board of Directors (the “Board”) approved a one year extension of the Company’s term from April 13, 2024 to April 13, 2025.

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

As of June 30, 2024

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2024, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of June 30, 2024 was $484,419.

2. Significant Accounting Policies

Basis of Presentation: The Company’s unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies, (“ASC 946”). The Company has also consolidated the results of its wholly-owned subsidiaries in its consolidated financial statements in accordance with ASC 946. The unaudited consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission ("SEC") on April 1, 2024.

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

As of June 30, 2024

2. Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2024, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset vlue of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of June 30, 2024, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

As of June 30, 2024

2. Significant Accounting Policies (Continued)

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

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

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

As of June 30, 2024

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$815,991	$815,991
Equity	1,370	—	11,696	13,066
Cash equivalents	22,986	—	—	22,986
Short-term investments	196,776	—	—	196,776
Total Assets	$221,132	$—	$827,687	$1,048,819

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2024:

	Debt	Equity	Total
Balance, April 1, 2024	$850,492	$8,353	$858,845
Purchases, including payments received in-kind	84,696	—	84,696
Sales and paydowns of investments	(71,828)	—	(71,828)
Amortization of premium and accretion of discount, net	1,391	—	1,391
Net change in unrealized appreciation/(depreciation)	(48,760)	3,343	(45,417)
Balance, June 30, 2024	$815,991	$11,696	$827,687
Net change in unrealized appreciation/(depreciation) in investments held as of June 30, 2024	$(48,993)	$3,343	$(45,650)

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2024

3. Investment Valuations and Fair Value Measurements (Continued)

	Debt	Equity	Total
Balance, January 1, 2024	$835,989	$5,775	$841,764
Purchases, including payments received in-kind	170,563	96	170,659
Sales and paydowns of investments	(126,625)	—	(126,625)
Amortization of premium and accretion of discount, net	2,466	—	2,466
Net change in unrealized appreciation/(depreciation)	(66,402)	5,825	(60,577)
Balance, June 30, 2024	$815,991	$11,696	$827,687
Net change in unrealized appreciation/(depreciation) in investments held as of June 30, 2024	$(67,485)	$5,825	$(61,660)

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

The Company did not have any transfers between levels during the three and six months ended June 30, 2024 and 2023.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2024

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2024:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$407,745	Income Method	Discount Rate	10.7% to 25.6%	14.7%	Decrease
Debt	$107,371	Income Method	EBITDA Multiple	4.8x to 6.5x	N/A	Increase
		Income Method	Revenue Multiple	0.1x to 0.6x	N/A	Increase
Debt	$173,865	Market Method	EBITDA Multiple	5.8x to 9.0x	N/A	Increase
Debt	$127,010	Market Method	Revenue Multiple	0.7x to 1.1x	N/A	Increase
Equity	$8,701	Market Method	EBITDA Multiple	5.8x to 7.5x	N/A	Increase
Equity	$—	Market Method	Revenue Multiple	0.7x to 1.1x	N/A	Increase
Equity	$2,995	Market Method	EBITDA Multiple	8.0x to 9.0x	N/A	Increase
		Income Method	Implied Volatility	40.0% to 50.0%	N/A	Increase
			Expected Term (in years)	0.5 to 1.0	N/A	Increase

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

As of June 30, 2024

4. Agreements and Related Party Transactions

Advisory Agreement: On December 29, 2017, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement was most recently renewed by the Company's Board on August 9, 2023 for an additional one-year term until September 15, 2024. The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser.

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

For the three and six months ended June 30, 2024, Management Fees incurred were $3,507 and $6,978, of which $3,507 remained payable as of June 30, 2024. For the three and six months ended June 30, 2023, Management Fees incurred amounted to $3,843 and $7,898, of which $3,843 remained payable at June 30, 2023.

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

As of June 30, 2024

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

For the three and six months ended June 30, 2024, Incentive Fees incurred were ($33,616) and ($36,365). For the three and six months ended June 30, 2023, Incentive Fees incurred were $1,045 and $3,114. The Company has not made any incentive fee payments to the Adviser, and as of June 30, 2024 and December 31, 2023, the Company's incentive fee payable to the Advisor was $46,377 and $82,742, respectively.

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

As of June 30, 2024

4. Agreements and Related Party Transactions (Continued)

Administration Agreement: On September 25, 2018, the Company entered into an Amended and Restated Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (in such capacity, the “Administrator”), which amended and restated the Administration Agreement between the Company and the Administrator entered into on April 16, 2018. Under the Administration Agreement, the Administrator (or one or more delegated service providers) will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended; monitor the payment of the Company’s expenses; oversee the performance of administrative and professional services rendered to the Company by others; be responsible for the financial and other records that the Company is required to maintain; prepare and disseminate reports to Unitholders and reports and other materials to be filed with the SEC or other regulators; assist the Company in determining and publishing (as necessary or appropriate) its net asset value; oversee the preparation and filing of tax returns; generally oversee the payment of expenses; and provide such other services as the Administrator, subject to review of the Company’s Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator shall seek such reimbursement from the Company no more than once during any calendar year and shall only seek such reimbursement when all Company Expenses (as defined below) for such calendar year have been paid or accrued. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below. On August 9, 2023, the Company's Board renewed the Administrative Agreement for an additional one-year term until September 15, 2024.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2024

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

As of June 30, 2024

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2024

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2024 and December 31, 2023:

		June 30, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	June 2025	$2,067	$189	$2,067	$182
Bendon Inc.	December 2025	5,811	105	7,263	116
Centric Brands Inc.	October 2024	—		5,295	—
Encompass Digital Media, Inc.	September 2025	508	269	508	174
Greenfield World Trade, Inc.	September 2024	62	5	4,685	136
Karman Holdings LLC	December 2025	164	—	—	—
Rapid Displays, Inc.	April 2026	983	304	1,377	138
Red Lobster Management, LLC	September 2024	4,278	—	—	—
Twin Star International, Inc.	September 2024	—	—	2,023	—
Slogic Holding Corp.	April 2025	775	—	—	—
WDE TorcSill Holdings LLC	October 2024	8	—	8	—
Total		$14,656	$872	$23,226	$746

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, the Company is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2024

6. Members' Capital

The Company’s Unit activity for the three and six months ended June 30, 2024 and 2023, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Units at beginning of period	13,734,010	13,734,010	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three and six months ended June 30, 2024 and 2023.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2024

7. Credit Facilities (Continued)

On May 9, 2024, the Company entered into the Eighth Amendment to the Revolving Credit Agreement with Natixis (the “Eighth Amended Revolving Credit Agreement”). The Eighth Amended Revolving Credit Agreement: (1) updated the Applicable Margin from 1.15% to 1.50% for Base Rate Loans and from 2.15% to 2.50% for all other loan types; (2) extended the Stated Maturity Date (previously defined as May 9, 2024) of the Natixis Revolving Credit Facility 183 days to November 8, 2024; (3) updated the definition of Maturity Date to be the earlier of the Stated Maturity Date or 45 days after a Maturity Event, which is defined as one or more of the following occurring: (a) Special Member (NLGI US Private Debt Fund I) elects to "opt-out" and have its membership interest redeemed during the next scheduled redemption date; (b) Rated Included Investors (as defined in the Natixis Credit Agreement) representing 8% or more of Unfunded Commitments elect to "opt-out"and have their membership interest redeemed during the next scheduled redemption date; or (c) Included Investors (as defined in the Natixis Credit Agreement) representing 8% or more of Unfunded Commitments elect to "opt-out"and have their membership interest redeemed during the next scheduled redemption date; and (4) allowed the Company to extend the Stated Maturity Date up to 3 months after the then effective Stated Maturity Date no more than 2 times.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2024, the Company was in compliance with such covenants.

As of June 30, 2024 and December 31, 2023, the Natixis Borrowing Base assets were more than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of June 30, 2024 and December 31, 2023 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2024	$250,000	$63,000	$187,000
As of December 31, 2023	$250,000	$—	$250,000

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

As of June 30, 2024

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2024, the Borrower was in compliance with such covenants.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2024

7. Credit Facilities (Continued)

As of June 30, 2024 and December 31, 2023, the PNC Borrowing Base assets were more than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of June 30, 2024 and December 31, 2023 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2024	$160,000	$160,000	N/A
As of December 31, 2023	$265,000	$265,000	N/A

(1)
No available amount as of June 30, 2024 and December 31, 2023 as the Borrower's ability to make additional borrowings under the PNC Revolving Credit Facility expired on January 31, 2022.

Borrowings under the PNC Credit Facility as of June 30, 2024 and December 31, 2023 of $160,000 and $265,000, respectively, consisted entirely of Term Loan borrowings.

Costs associated with the Revolving Credit Facilities are recorded as deferred financing costs on the Company's Consolidated Statements of Assets and Liabilities and the costs are being amortized over the respective lives of the Natixis Revolving Credit Facility and PNC Revolving Credit Facility. Costs associated with the PNC Term Loan are deferred and amortized over the term of the PNC Term Loan. Such deferred financing costs are netted against the carrying value of the PNC Term Loan on the Company's Consolidated Statements of Assets and Liabilities.

As of June 30, 2024 and December 31, 2023, $358 and $331, respectively, of deferred financing costs from the Revolving Credit Facility had yet to be amortized. As of June 30, 2024 and December 31, 2023, $372 and $806, respectively, of deferred financing costs from the PNC Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of June 30, 2024	As of December 31, 2023
Principal amount outstanding on PNC Term Loan	$160,000	$265,000
Deferred financing costs	(372)	(806)
PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$159,628	$264,194

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of June 30, 2024 and 2023, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Credit Facilities interest expense	$4,620	$5,620	$9,292	$11,175
Unused commitment fees	963	739	2,108	895
Administrative fees	50	50	100	100
Amortization of deferred financing costs	423	589	930	1,105
Total	$6,056	$6,998	$12,430	$13,275
Weighted average interest rate	8.04%	7.50%	8.04%	7.26%
Average outstanding balance	$227,363	$296,593	$228,516	$306,260

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2024

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

During the six months ended June 30, 2024, the Company entered into Repurchase Transactions with Barclays on January 2, 2024 and April 1, 2024 which settled on January 25, 2024 and April 25, 2024, respectively. During the six months ended June 30, 2023, the Company did not enter into any Repurchase Transactions.

The Company had no outstanding Repurchase Obligations as of June 30, 2024 and December 31, 2023. Interest expense incurred under these Repurchase Transactions was $339 and $0 for the three months ended June 30, 2024 and 2023, respectively. Interest expense incurred under these Repurchase Transactions was $617 and $0 for the six months ended June 30, 2024 and 2023, respectively.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2024

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

As of June 30, 2024 and December 31, 2023, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of June 30, 2024	As of December 31, 2023
Cost of investments for federal income tax purposes	$1,171,580	$1,045,225
Unrealized appreciation	$12,349	$6,469
Unrealized depreciation	$(135,110)	$(73,865)
Net unrealized depreciation on investments	$(122,761)	$(67,396)

The Company did not have any unrecognized tax benefits as of December 31, 2023, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal authorities for returns filed for the prior three years and by state tax authorities for returns filed for the prior four years.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2024

10. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2024 and 2023 is presented below.

	For the Six Months Ended June 30,
	2024(1)	2023(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$53.53	$66.04
Income from Investment Operations:
Net investment income	6.18	3.81
Net realized and unrealized loss	(4.40)	(2.90)
Total income from investment operations	1.78	0.91
Less Distributions:
From distributable earnings	(0.36)	(3.57)
From return of capital	—	(4.00)
Total distributions	(0.36)	(7.57)
Net Asset Value Per Unit (accrual base), End of Period	$54.95	$59.38
Unitholder Total Return(2)(3)	3.39%	1.55%
Unitholder IRR before incentive fees(4)	9.94%	11.26%
Unitholder IRR after all fees and expenses(4)	9.00%	9.33%
Ratios and Supplemental Data:
Members’ Capital, end of period	$589,282	$650,120
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	(5.22)%	7.22%
Ratio of financing cost to average net assets(3)	2.15%	1.84%
Ratio of net investment income to average net assets(5)	29.46%	14.65%
Ratio of incentive fees to average net assets(5)	(12.62)%	0.87%
Credit facilities payable	$222,628	$289,149
Asset coverage ratio	3.65	3.24
Portfolio turnover rate(3)	6.04%	1.43%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2024 and 2023, respectively.
(2)
The Total Return for the six months ended June 30, 2024 and 2023 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 9.94%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.00%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
(5)
Annualized.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2024

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On July 1, 2024, the Company entered into a Repurchase Transaction with Barclays which settled on July 25, 2024 in the amount of $196,750.

On August 12, 2024, the Company's Board renewed the Advisory and Administrative Agreements for an additional one-year term through September 15, 2025.

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

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the private credit team of the Adviser (the “Private Credit Team” fka the “Direct Lending Team”) has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Team generally did not originate a significant amount of investments for us with PIK interest features, a number of our current investments do contain PIK due to certain circumstances involving debt restructurings or work-outs. The high concentration of PIK in our current portfolio is primarily a result of the continued wind down of our portfolio.

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

Investment Activity

As of June 30, 2024, our portfolio consisted of 39 debt investments and 14 equity investments. Based on fair values as of June 30, 2024, our portfolio was 98.4% invested in debt investments which were mostly senior secured term loans and revolving loans. The remaining 1.6% represented our equity investments, which were comprised of common stock, preferred stock, membership interests and warrants. Debt investments in two portfolio companies were on non-accrual status as of June 30, 2024, representing 2.7% and 8.1% of our portfolio's fair value and cost, respectively.

As of December 31, 2023, our portfolio consisted of 37 debt investments and 13 equity investments. Based on fair values as of December 31, 2023, our portfolio was 99.1% invested in debt investments which were mostly senior secured term loans. The remaining 0.9% represented our equity investments, which were comprised of common stock, preferred stock and warrants. Debt investments in two portfolio companies were on non-accrual status as of December 31, 2023, representing 6.3% and 8.5% of our portfolio's fair value and cost, respectively.

Our total investment portfolio increased to 53 total investments as of June 30, 2024 from 50 total investments as of December 31, 2023 due to follow-on investments in Twin Star International, Inc., Red Lobster Management, LLC, and Greenfield World Trade, Inc.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2024:

Industry	Percent of Total Investments
Aerospace & Defense	20%
Household Durables	13%
Textiles, Apparel & Luxury Goods	13%
Software	9%
Hotels, Restaurants & Leisure	9%
Chemicals	8%
Commercial Services & Supplies	5%
Publishing	5%
Consumer Services	5%
Capital Goods	4%
Energy Equipment & Services	4%
Media	2%
Consumer Durables & Apparel	2%
Commercial & Professional Services	1%
Total	100%

Interest income, including interest income paid-in-kind, was $34.5 million and $36.7 million for the three months ended June 30, 2024 and 2023, respectively. Interest income for the three months ended June 30, 2024 and 2023 included $16.3 million and $7.5 million, respectively, of interest income paid-in-kind.We also earned $0.2 million and $4.0 thousand in other fee income during the three months ended June 30, 2024 and 2023, respectively.

Interest income, including interest income paid-in-kind, was $69.7 million and $78.0 million for the six months ended June 30, 2024 and 2023, respectively. Interest income for the six months ended June 30, 2024 and 2023 included $28.3 million and $19.2 million, respectively, of interest income paid-in-kind.We also earned $0.2 million and $0.1 million in other fee income during the six months ended June 30, 2024 and 2023, respectively.

Results of Operations

Our operating results for the three and six months ended June 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Total investment income	$34,674	$36,709	$69,846	$78,090
Total expenses	(23,019)	12,562	(15,029)	25,779
Net investment income	57,693	24,147	84,875	52,311
Net realized gain on investments	—	2,802	—	2,821
Net change in unrealized appreciation/(depreciation) on investments	(45,458)	(22,769)	(60,908)	(42,677)
Net realized gain on short-term investments	291	—	548	—
Net increase in Members’ Capital from operations	$12,526	$4,180	$24,515	$12,455

Total investment income

Total investment income for the three months ended June 30, 2024 and 2023 was $34.7 million and $36.7 million, respectively. Total investment income for the six months ended June 30, 2024 and 2023 was $69.8 million and $78.1 million, respectively. The decrease in total investment income during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was due to a decrease in the par value of debt investments in our portfolio, which decreased to $963.0 million as of June 30, 2024, as compared to $1.0 billion as of June 30, 2023. This decrease in the par value of our investments was partially offset by an increase in interest rates during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.

Net investment income

Net investment income for the three months ended June 30, 2024 and 2023 was $57.7 million and $24.1 million, respectively. Net investment income for the six months ended June 30, 2024 and 2023 was $84.9 million and $52.3 million, respectively. Our net investment income increased during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, due to a decrease in total expenses during the three and six months ended June 30, 2024, which was partially offset by the decrease in total investment income described above. The decrease in total expenses was primarily attributable to the decrease in incentive fees, management fees and interest and credit facilities expenses during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.

Expenses for the three and six months ended June 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Expenses
Incentive fees	$(33,616)	$1,045	$(36,365)	$3,114
Interest and credit facilities expenses	6,056	6,998	12,430	13,275
Management fees	3,507	3,843	6,978	7,898
Interest expense on repurchase transactions	339	—	617	—
Administrative fees	264	273	525	592
Professional fees	292	241	513	567
Directors’ fees	98	98	198	198
Other expenses	41	64	75	135
Total expenses	$(23,019)	$12,562	$(15,029)	$25,779

Our total expenses were ($23.0) million and $12.6 million for the three months ended June 30, 2024 and 2023, respectively. Our total expenses included management fees attributed to the Adviser of $3.5 million and $3.8 million; and incentive fees of ($33.6) million and $1.0 million, for the three months ended June 30, 2024 and 2023, respectively.

Our total expenses were $(15.0) million and $25.8 million for the six months ended June 30, 2024 and 2023, respectively. Our total expenses included management fees attributed to the Adviser of $7.0 million and $7.9 million; and incentive fees of $(36.4) million and $3.1 million, for the six months ended June 30, 2024 and 2023, respectively.

The decrease in total expenses during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily due to the decrease in incentive fees during the current period combined with a decrease in management fees caused by the decrease in the investment cost basis for which management fees are based. Incentive fees decreased during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 due to the reversal of previously accrued incentive fees. As a consequence of the Fund currently being in an incentive fee “catch-up,” the Fund’s realized and unrealized losses during the three and six months ended June 30, 2024 resulted in an overall reduction of incentive fee payable to the Adviser as of June 30, 2024 thereby causing the need to a record a reversal previously accrued incentive fees during the current period. The decreases in incentive fees and management fees were coupled with a decrease in interest and credit facilities expenses due to a lower average outstanding balance (partially offset by a higher weighted average interest rate) during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.

Net realized gain on investments

Our net realized gain on investments for the three months ended June 30, 2024 and 2023 was $0 and $2.8 million, respectively. Our net realized gain on investments for the six months ended June 30, 2024 and 2023 was $0 and $2.8 million, respectively. We did not have a realized gain during the three and six months ended June 30, 2024 as none of our investments were disposed of during the period. Our net realized gain during the three and six months ended June 30, 2023 is was is fully attributable to our partial sale of the Mondee Holdings, LLC common stock.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) investments for the three months ended June 30, 2024 and 2023 was ($45.5) million and ($22.8) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2024 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Red Lobster Management, LLC	Term Loan	$(15,403)
Navistar Defense, LLC	Term Loan	(13,501)
Twin Star International, Inc.	Term Loan	(6,326)
Encompass Digital Media, Inc.	Term Loan	(4,155)
Greenfield World Trade, Inc.	Last Out Term Loan	(3,854)
Red Lobster Management, LLC	Incremental Term Loan	(1,494)
Greenfield World Trade, Inc.	Last Out Delayed Draw Term Loan	(1,293)
Mondee Holdings LLC	Term Loan	(1,040)
Slogic Holding Corp.	Last Out Term Loan	1,521
Centric Brands L.P.	Class A LP Interests	2,759
All others	Various	(2,672)
Net change in unrealized appreciation/(depreciation)		$(45,458)

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

Our net change in unrealized appreciation/(depreciation) investments for the six months ended June 30, 2024 and 2023 was $(60.9) million and $(42.7) million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2024 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Navistar Defense, LLC	Term Loan	$(21,545)
Red Lobster Management, LLC	Term Loan	(18,551)
Twin Star International, Inc.	Term Loan	(9,789)
Encompass Digital Media, Inc.	Term Loan	(7,363)
Greenfield World Trade, Inc.	Last Out Term Loan	(4,033)
Rapid Displays, Inc.	Term Loan	(2,596)
Red Lobster Management, LLC	Incremental Term Loan	(2,129)
Greenfield World Trade, Inc.	Class A-1 Warrant, expires 03/25/27	(1,590)
Hollander Intermediate LLC	Term Loan	(1,536)
Greenfield World Trade, Inc.	Last Out Delayed Draw Term Loan	(1,162)
Rocky Brands, Inc.	Term Loan	1,230
Slogic Holding Corp.	Last Out Term Loan	2,535
Centric Brands L.P.	Class A LP Interests	7,358
All others	Various	(1,737)
Net change in unrealized appreciation/(depreciation)		$(60,908)

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

Net realized gain on short-term investments

During the three months ended June 30, 2024 and 2023 we incurred $0.3 million and $0, respectively, in realized gains from our short-term investments in government treasuries.

During the six months ended June 30, 2024 and 2023 we incurred $0.5 million and $0, respectively, in realized gains from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our Net increase in Members’ Capital from operations during the three months ended June 30, 2024 and 2023 was $12.5 million and $4.2 million, respectively. The relative increase in Net increase in Members’ Capital from operations during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to higher net investment income, as described above, which was partially offset by net realized and unrealized losses during the current quarter of $45.2 million, compared to net realized and unrealized losses of $20.0 million during the three months ended June 30, 2023.

Our Net increase in Members’ Capital from operations during the six months ended June 30, 2024 and 2023 was $24.5 million and $12.5 million, respectively. The relative increase in Net increase in Members’ Capital from operations during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due higher net investment income, as described above, which was partially offset by net realized and unrealized losses during the current period of $60.4 million, compared to net realized and unrealized losses of of $39.9 million during the six months ended June 30, 2023.

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

As of June 30, 2024, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

June 30, 2024
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

On May 9, 2024, we entered into the Eighth Amendment to the Revolving Credit Agreement with Natixis (the “Eighth Amended Revolving Credit Agreement”). The Eighth Amended Revolving Credit Agreement: (1) updated the Applicable Margin from 1.15% to 1.50% for Base Rate Loans and from 2.15% to 2.50% for all other loan types; (2) extended the Stated Maturity Date (previously defined as May 9, 2024) of the Natixis Revolving Credit Facility 183 days to November 8, 2024; (3) updated the definition of Maturity Date to be the earlier of the Stated Maturity Date or 45 days after a Maturity Event which is defined as one or more of the following occurring: (a) Special Member (NLGI US Private Debt Fund I) elects to "opt-out" and have its membership interest redeemed during the next scheduled redemption date; (b) Rated Included Investors (as defined in the Natixis Credit Agreement) representing 8% or more of Unfunded Commitments elect to "opt-out"and have their membership interest redeemed during the next scheduled redemption date; or (c) Included Investors (as defined in the Natixis Credit Agreement) representing 8% or more of Unfunded Commitments elect to "opt-out"and have their membership interest redeemed during the next scheduled redemption date; and (4) allowed us to extend the Stated Maturity Date up to 3 months after the then effective Stated Maturity Date no more than 2 times.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of June 30, 2024, we were in compliance with such covenants.

As of June 30, 2024 and December 31, 2023, the Natixis Borrowing Base assets were more than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of June 30, 2024 and December 31, 2023 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2024	$250,000	$63,000	$187,000
As of December 31, 2023	$250,000	$—	$250,000
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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2024, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are consolidated in our consolidated financial statements and considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

As of June 30, 2024 and December 31, 2023 the PNC Borrowing Base assets were more than the Second Amended and Amended PNC Maximum Commitment. A summary of amounts outstanding and available under the PNC Credit Facility as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2024	$160,000	$160,000	N/A
As of December 31, 2023	$265,000	$265,000	N/A

(1)
No available amount as of June 30, 2024 and December 31, 2023 as the Borrower's ability to make additional borrowings under the PNC Revolving Credit Facility expired on January 31, 2022.

Borrowings under the PNC Credit Facility as of June 30, 2024 and December 31, 2023 of $160.0 million and $265.0 million, respectively, consisted entirely of Term Loan borrowings.

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

As of June 30, 2024 and December 31, 2023, $0.4 million and $0.3 million, respectively, of deferred financing costs from the Revolving Credit Facilities had yet to be amortized. As of June 30, 2024 and December 31, 2023, $0.4 million and $0.8 million, respectively, of deferred financing costs from the PNC Term Loan have yet to be amortized.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2024 and 2023 was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Credit Facilities interest expense	$4,620	$5,620	$9,292	$11,175
Unused commitment fees	963	739	2,108	895
Administrative fees	50	50	100	100
Amortization of deferred financing costs	423	589	930	1,105
Total	$6,056	$6,998	$12,430	$13,275
Weighted average interest rate	8.04%	7.50%	8.04%	7.26%
Average outstanding balance	$227,363	$296,593	$228,516	$306,260

We had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

		June 30, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	June 2025	$2,067	$189	$2,067	$182
Bendon Inc.	December 2025	5,811	105	7,263	116
Centric Brands Inc.	October 2024	—		5,295	—
Encompass Digital Media, Inc.	September 2025	508	269	508	174
Greenfield World Trade, Inc.	September 2024	62	5	4,685	136
Karman Holdings LLC	December 2025	164	—	—	—
Rapid Displays, Inc.	April 2026	983	304	1,377	138
Red Lobster Management, LLC	September 2024	4,278	—	—	—
Twin Star International, Inc.	September 2024	—	—	2,023	—
Slogic Holding Corp.	April 2025	775	—	—	—
WDE TorcSill Holdings LLC	October 2024	8	—	8	—
Total		$14,656	$872	$23,226	$746

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

During the six months ended June 30, 2024, we entered into Repurchase Transactions with Barclays on January 2, 2024 and April 1, 2024 which settled on January 25, 2024 and April 25, 2024, respectively. During the six months ended June 30, 2023, we did not enter into any Repurchase Transactions.

We had no outstanding Repurchase Obligations as of June 30, 2024 and December 31, 2023. Interest expense incurred under these Repurchase Transactions was $0.3 million and $0 for the three months ended June 30, 2024 and 2023, respectively. Interest expense incurred under these Repurchase Transactions was $0.6 million and $0 for the six months ended June 30, 2024 and 2023, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2024, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of June 30, 2024, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our June 30, 2024 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$29,292	$4,869	$24,423
Up 200 basis points	19,528	3,246	16,282
Up 100 basis points	9,764	1,623	8,141
Down 100 basis points	(9,764)	(1,623)	(8,141)
Down 200 basis points	(19,528)	(3,246)	(16,282)
Down 300 basis points	(28,682)	(4,869)	(23,814)

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our amended Annual Report on Form 10-K, which filed with the SEC on April 29, 2024.

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

10.13*	Eighth Amendment to Revolving Credit Agreement, dated as of May 9, 2024, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and the Lenders.

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2024	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 12, 2024
	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer