Form 10-Q
period 2024-09-30
TCW Direct Lending VII LLC
filed 2024-11-12
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of September 30, 2024, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 12, 2024 was 13,734,010.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2024

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Columbia Helicopters Inc.(9)	08/20/19	Last Out Term Loan - 16.12% inc PIK (SOFR + 11.25%, 1.50% Floor, 3.75% PIK)	2.8%	$15,916,165	09/04/25	$15,916,165	$15,263,602
	Heligear Acquisition Co.(9)	07/30/19	Term Loan - 12.35% (SOFR + 7.50%, 2.00% Floor)	8.3%	45,557,610	03/29/25	45,557,610	45,557,610
	Karman Holdings LLC	12/21/20	Revolver - 11.01% (SOFR + 6.25%, 2.00% Floor)	1.2%	6,554,864	12/21/25	6,554,864	6,554,864
	Karman Holdings LLC(9)	12/21/20	Term Loan - 11.01% (SOFR + 6.25%, 2.00% Floor)	10.6%	58,234,117	12/21/25	57,918,604	58,525,287
	Navistar Defense, LLC (2)	07/27/23	Super Senior Revolver - 15.45% inc PIK (SOFR + 10.50%, 1.50% Floor, all PIK)	7.2%	40,000,202	02/01/26	39,983,162	40,000,202
	Navistar Defense, LLC (2)(5)(9)	08/01/22	Term Loan - 13.45% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	1.4%	46,355,484	02/01/26	33,357,512	7,648,655
				31.5%	212,618,442		199,287,917	173,550,220
Capital Goods
	Carolina Atlantic Roofing Supply LLC(9)	05/28/21	Term Loan - 14.32% inc PIK (SOFR + 9.00%, 2.00% Floor, 0.75% PIK)	5.9%	33,411,907	05/28/26	33,192,676	32,710,257
				5.9%	33,411,907		33,192,676	32,710,257
Chemicals
	AGY Holdings Corp. (9)	09/21/20	Term Loan - 15.51% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	3.3%	18,164,310	09/21/27	18,164,310	18,164,310
	AGY Holdings Corp.	05/27/22	Delayed Draw Term Loan - 14.87% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	3.4%	18,846,493	09/21/27	18,846,486	18,846,493
				6.7%	37,010,803		37,010,796	37,010,803
Commercial & Professional Services
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)(9)	04/16/21	Term Loan - 11.80% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	2.1%	13,153,670	04/13/29	13,105,726	11,575,230
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Revolver - 11.45% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.1%	825,866	04/13/29	825,866	726,762
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)(9)	09/29/22	Incremental Term Loan - 11.80% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.0%	232,856	04/13/29	230,727	204,914
				2.2%	14,212,392		14,162,319	12,506,906
Consumer Durables & Apparel
	Twin Star International, Inc.(9)	06/12/23	Incremental Delayed Draw Term Loan - 12.25% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	1,016,324	06/18/26	1,016,324	1,016,324
	Twin Star International, Inc.(5)	06/18/21	Term Loan - 12.25% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.6%	52,364,554	06/18/26	44,197,185	3,089,509
	Twin Star International, Inc.(9)	02/15/23	Delayed Draw Term Loan - 12.25% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	1,038,929	06/18/26	1,038,929	1,038,929
	Twin Star International, Inc.(9)	06/12/23	Incremental Term Loan - 12.25% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	1,037,677	06/18/26	1,037,677	1,037,677
	Twin Star International, Inc.(9)	10/19/23	7th Amendment Incremental Term Loan - 12.25% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	518,677	06/18/26	518,677	518,677
	Twin Star International, Inc.(9)	10/19/23	7th Amendment Incremental Delayed Draw Term Loan - 12.25% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.5%	2,944,339	06/18/26	2,925,886	2,944,339
	Twin Star International, Inc.(9)	06/20/24	Protective Advance Term Loan - 12.25% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.4%	2,001,715	06/18/26	2,001,715	2,001,715
				2.2%	60,922,215		52,736,393	11,647,170

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Consumer Services
	Grand Circle Corporation(9)	02/26/21	Term Loan - 13.71% (SOFR + 8.75%, 1.25% Floor)	6.9%	$37,786,848	02/26/26	$37,575,586	$37,862,422
				6.9%	37,786,848		37,575,586	37,862,422
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)	10/22/19	Revolver - 13.46% inc PIK (SOFR + 8.50%, 1.75% Floor, all PIK)	1.9%	10,672,432	05/30/27	10,672,432	10,672,432
	WDE TorcSill Holdings LLC(2)(9)	10/22/19	Term Loan - 13.46% inc PIK (SOFR + 8.50%, 1.75% Floor, all PIK)	4.3%	23,860,693	05/30/27	23,854,835	23,860,693
	WDE TorcSill Holdings LLC(2)(9)	08/13/24	Protective Advance Term Loan - 16.00% inc PIK (PRIME + 8.00%, 1.75% Floor, all PIK)	0.2%	1,274,876	05/30/27	1,274,876	1,274,876
				6.4%	35,808,001		35,802,143	35,808,001
Hotels, Restaurants & Leisure
	KBP Brands, LLC(9)	05/26/21	Term Loan - 10.95% inc PIK (SOFR + 6.00%, 0.75% Floor, 0.50% PIK)	4.3%	24,031,904	05/26/27	23,891,199	23,695,457
	RL Investor Holdings LLC (fka Red Lobster Management, LLC)(4)	09/16/24	Term Loan - 13.11% inc PIK (SOFR + 7.50%, 3.00% Floor, all PIK)	6.8%	37,436,694	09/16/29	37,436,694	37,436,694
				11.1%	61,468,598		61,327,893	61,132,151
Household Durables
	Slogic Holding Corp. (4)	08/25/23	Revolver - 10.62% (SOFR + 5.87%, 1.00% Floor)	0.6%	3,567,102	04/30/25	3,567,102	3,567,102
	Slogic Holding Corp. (4)(9)	06/29/18	Last Out Term Loan - 11.04% (SOFR + 5.87%, 1.00% Floor)	4.8%	26,681,925	10/29/26	26,681,925	26,681,925
	Greenfield World Trade, Inc.(9)	03/04/19	Last Out Term Loan - 18.29% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	14.1%	88,612,435	03/31/25	87,825,188	77,890,330
				19.5%	118,861,462		118,074,215	108,139,357
Media
	Encompass Digital Media, Inc.(4)(5)	10/01/18	Revolver - 12.35% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	0.3%	4,272,800	09/28/25	4,134,235	1,828,758
	Encompass Digital Media, Inc.(4)(5)(9)	10/01/18	Term Loan - 12.35% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	2.9%	36,821,945	09/28/25	35,633,236	15,759,792
				3.2%	41,094,745		39,767,471	17,588,550
Publishing
	Bendon Inc.(9)	12/11/20	Term Loan - 12.70% (SOFR + 7.75%, 1.50% Floor)	7.0%	39,786,096	12/11/25	39,570,234	38,791,443
				7.0%	39,786,096		39,570,234	38,791,443
Software
	Mondee Holdings LLC(9)	12/20/19	Term Loan - 13.37% inc PIK (SOFR + 8.50%, 1.75% Floor, all PIK)	16.1%	89,751,165	06/30/28	89,665,537	89,033,156
				16.1%	89,751,165		89,665,537	89,033,156
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)(9)	02/06/24	Term Loan - 10.73% (SOFR + 5.50%, 1.00% Floor)	2.9%	16,206,598	08/06/29	15,808,512	16,206,598
	Centric Brands TopCo, LLC (fka Centric Brands Inc.) (3)(9)	02/06/24	Term Loan A-1 - 11.73% (SOFR + 6.50%, 1.00% Floor)	3.0%	16,725,454	02/06/31	16,302,763	16,725,454
	Centric Brands TopCo, LLC (fka Centric Brands Inc.) (3)(9)	02/06/24	Term Loan A-2 - 13.23% inc PIK (SOFR + 8.00%, 1.00% Floor, all PIK)	2.7%	14,718,401	02/06/31	14,370,259	14,718,401
	Hollander Intermediate LLC(9)	09/19/22	Term Loan - 13.71% inc PIK (SOFR + 8.75%, 3.00% Floor, 10.97% PIK)	8.5%	57,424,867	09/21/26	57,424,867	46,686,417
				17.1%	105,075,320		103,906,401	94,336,870
	Total Debt Investments			135.8%	887,807,994		862,079,581	750,117,306

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2024

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2)(5)(6)	Class A Units	0.0%	4,399	$43,990	$—
			0.0%	4,399	43,990	—
Chemicals
	AGY Equity LLC (5)(6)	Class A Preferred Units	0.0%	7,752,414	—	—
	AGY Equity LLC (5)(6)	Class B Preferred Units	0.0%	10,078,138	—	—
	AGY Equity LLC (5)(6)	Class C Common Units	0.0%	11,241,000	—	—
	AGY Equity LLC (5)(6)	Class D Preferred Units	1.6%	3,997,226	3,997,226	9,076,901
	AGY Equity LLC (5)(6)	Class E Preferred Units	5.0%	36,177,931	36,177,931	27,585,673
			6.6%	69,246,709	40,175,157	36,662,574
Commercial & Professional Services
	Outform Holdings LLC (fka Rapid Displays, Inc.)(4)(5)(6)	Class A Common Units	0.0%	7,872,225	39,361	—
			0.0%	7,872,225	39,361	—
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)(5)(6)	Class A Units	0.5%	756,280	—	2,635,029
			0.5%	756,280	—	2,635,029
Hotels, Restaurants & Leisure
	RL Parent Holdings LLC (fka Red Lobster Management, LLC) (4)(5)(6)	Class A Units	5.5%	36,115	36,115,330	30,537,426
			5.5%	36,115	36,115,330	30,537,426
Household Durables
	Shelterlogic Group Holdings, Inc (4)(5)(6)	Common Stock	0.0%	1,254,034	—	81,914
	Greenfield World Trade, Inc. (5)(6)	Class A-1 Warrant, expires 03/25/27	0.3%	4,975	3,178,520	1,624,761
	Greenfield World Trade, Inc. (5)(6)	Class A-2 Warrant, expires 03/25/27	0.0%	1,730	1,189,508	250,852
	Greenfield World Trade, Inc. (5)(6)	Class A-3 Warrant, expires 03/25/27	0.0%	145	113,932	21,259
	Greenfield World Trade, Inc. (5)(6)	Class A-4 Warrant, expires 03/25/27	0.1%	2,401	—	348,112
			0.4%	1,263,285	4,481,960	2,326,898
Media
	Encompass Digital Media, Inc.(4)(5)(6)	Class A Units	0.0%	722,097	—	—
			0.0%	722,097	—	—
Software
	Mondee Holdings LLC (5)(6)(7)	Common Stock	0.1%	570,627	764,071	793,172
			0.1%	570,627	764,071	793,172

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2024

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY (continued)
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3)(5)(6)	Membership Interests	0.0%	359,231	$—	$—
	Centric Brands L.P. (3)(5)(6)	Class A LP Interests	1.8%	359,231	95,579	10,065,351
			1.8%	718,462	95,579	10,065,351
	Total Equity Investments		14.9%	81,190,199	81,715,448	83,020,450
	Total Debt & Equity Investments (8)		150.7%		943,795,029	833,137,756
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.82%		4.5%	24,977,022	24,977,022	24,977,022
	Total Cash Equivalents		4.5%		24,977,022	24,977,022
	Short-term Investments
	U.S. Treasury Bill, Yield 5.08%		49.1%	275,000,000	270,968,462	270,968,462
	Total Short-term Investments		49.1%		270,968,462	270,968,462
	Total Investments (204.6%)				$1,239,740,513	$1,129,083,240
	Net unrealized depreciation on unfunded commitments (-0.1%)					(657,872)
	Liabilities in Excess of Other Assets (-104.5%)					(576,665,601)
	Net Assets (100.0%)					$551,759,767

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and September 30, 2024 along with transactions during the nine months ended September 30, 2024 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2023	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2024	Interest/Dividend/ Other income
Navistar Defense, LLC Super Senior Revolver - 15.45% inc PIK	$10,326,607	$29,683,164	$—	$—	$(9,569)	$40,000,202	$3,375,703
Navistar Defense, LLC Term Loan - 13.98% inc PIK	33,940,881	248,217	—	—	(26,540,443)	7,648,655	259,867
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
WDE TorcSill Holdings LLC Class A Units	—	—	—	—	2,635,029	2,635,029	—
WDE TorcSill Holdings LLC Protective Advance Term Loan - 16.00% inc PIK	—	1,274,876	—	—	—	1,274,876	58,384
WDE TorcSill Holdings LLC Revolver - 18.71% inc PIK	9,602,702	1,424,995	(591,397)	—	236,132	10,672,432	1,226,084
WDE TorcSill Holdings LLC Term Loan - 13.46% inc PIK	21,861,053	1,936,989	(396,977)	—	459,628	23,860,693	2,876,263
Total Controlled Affiliated investments	$75,731,243	$34,568,241	$(988,374)	$—	$(23,219,223)	$86,091,887	$7,796,301

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2024, $57,715,804 or 5.1% of the Company’s total assets were represented by “non-qualifying assets.”

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2024

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and September 30, 2024 along with transactions during the nine months ended September 30, 2024 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2023	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2024	Interest/Dividend/ Other income
Encompass Digital Media Holdings, LLC Class A Units	$—	$—	$—	$—	$—	$—	$—
Encompass Digital Media, Inc. Revolver - 12.35% inc PIK	2,515,804	310,825	—	—	(997,871)	1,828,758	266,556
Encompass Digital Media, Inc. Term Loan - 12.35% inc PIK	21,696,936	2,659,170	—	—	(8,596,314)	15,759,792	2,272,142
Outform Holdings LLC (fka Rapid Displays, Inc.) Class A Common Units	—	39,361	—	—	(39,361)	—	—
Outform Group, Inc. (fka Rapid Displays, Inc.) Incremental Term Loan - 11.80% inc PIK	199,053	15,218	(2,451)	—	(6,906)	204,914	22,003
Outform Group, Inc. (fka Rapid Displays, Inc.) Revolver - 11.45% inc PIK	354,000	1,573,199	(1,140,667)	—	(59,770)	726,762	78,602
Outform Group, Inc. (fka Rapid Displays, Inc.) Term Loan - 11.80% inc PIK	11,244,614	824,418	(140,453)	—	(353,349)	11,575,230	1,206,252
RL Parent Holdings LLC (fka Red Lobster Management, LLC) Class A Units	—	36,115,330	—	—	(5,577,904)	30,537,426	—
RL Investor Holdings LLC (fka Red Lobster Management, LLC) Term Loan - 13.11% inc PIK	—	37,436,694	—	—	—	37,436,694	192,852
Shelterlogic Group Holdings, Inc Common Stock	—	—	—	—	81,914	81,914	—
Slogic Holding Corp. Last Out Term Loan - 11.04%	21,879,179	—	—	—	4,802,746	26,681,925	2,304,701
Slogic Holding Corp. Revolver - 10.62%	3,877,285	2,946,737	(3,256,920)	—	—	3,567,102	259,901
Total Non-Controlled Affiliated Investments	$61,766,871	$81,920,952	$(4,540,491)	$—	$(10,746,815)	$128,400,517	$6,603,009

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities was $83,020,450, or 7.3% of the Company’s total assets.
(7)
Fair value of the Mondee Holdings, LLC common stock held by the Company is based on the market price of the issuer's stock as of September 30, 2024. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy.
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

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2024

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $152,605,116 and $99,127,179, respectively, for the nine months ended September 30, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

PIK - Payment-In-Kind

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2024

	As of September 30,
	2024	As of December 31,
	(unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $676,383 and $728,462, respectively)	$618,645	$692,514
Non-controlled affiliated investments (amortized cost of $157,770 and $67,357, respectively)	128,401	49,969
Controlled affiliated investments (amortized cost of $109,187 and $109,499, respectively)	86,092	100,856
Cash and cash equivalents	25,115	65,036
Short-term investments	270,968	78,714
Interest income receivable	5,780	16,331
Receivable for investments sold	—	813
Deferred financing costs	107	331
Due from Adviser	—	46
Prepaid and other assets	91	48
Total Assets	$1,135,199	$1,004,658

Liabilities
Payable for short-term investments purchased	$270,968	$78,714
Term loan (net of $212 and $806 of deferred financing costs, respectively)	147,788	264,194
Revolving credit facilities payable	102,500	—
Incentive fee payable	53,849	82,742
Management fees payable	3,494	3,478
Interest and credit facilities expense payable	3,343	4,403
Unrealized depreciation on unfunded commitments	658	746
Other accrued expenses and other liabilities	839	614
Total Liabilities	583,439	434,891

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	1,373,401	1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(484,419)	(484,419)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	721,083	721,083
Accumulated overdistributed earnings	(169,323)	(151,316)
Total Members’ Capital	551,760	569,767
Total Liabilities and Members’ Capital	$1,135,199	$1,004,658
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$52.22	$53.53

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2024

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$13,009	$25,385	$50,387	$78,172
Interest income paid-in-kind	20,588	4,500	41,103	19,977
Other fee income	(18)	151	156	234
Non-controlled affiliated investments:
Interest income	1,043	948	2,758	2,418
Interest income paid-in-kind	1,319	—	3,845	—
Controlled affiliated investments:
Interest income	(896)	2,436	1,399	6,971
Interest income paid-in-kind	1,136	963	6,367	4,694
Other fee income	18	5	30	12
Total investment income	36,199	34,388	106,045	112,478

Expenses
Incentive fees	7,473	(2,782)	(28,892)	332
Interest and credit facilities expenses	5,644	7,556	18,074	20,831
Management fees	3,494	3,687	10,472	11,585
Interest expense on repurchase transactions	719	—	1,336	—
Administrative fees	249	263	774	855
Professional fees	247	231	760	798
Directors’ fees	108	98	306	296
Other expenses	43	33	118	168
Total expenses	17,977	9,086	2,948	34,865
Net investment income	18,222	25,302	103,097	77,613
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	(18,725)	—	(18,725)	2,821
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	17,875	(13,842)	(14,624)	(36,877)
Non-controlled affiliated investments	(5,064)	(13,508)	(10,747)	(31,779)
Controlled affiliated investments	(493)	2,347	(23,219)	976
Net realized gain on short-term investments	663	—	1,211	—
Net realized and unrealized loss on investments	(5,744)	(25,003)	(66,104)	(64,859)
Net increase in Members’ Capital from operations	$12,478	$299	$36,993	$12,754
Basic and diluted:
Income per unit	$0.91	$0.02	$2.69	$0.93
Units outstanding	13,734,010	13,734,010	13,734,010	13,734,010

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2024

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2023	$818,068	$(76,403)	$741,665
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	28,164	28,164
Net realized gain on investments	—	19	19
Net change in unrealized appreciation/(depreciation) on investments	—	(19,908)	(19,908)
Total Increase in Members’ Capital for the three months ended March 31, 2023	—	8,275	8,275
Members’ Capital at March 31, 2023	818,068	(68,128)	749,940
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	24,147	24,147
Net realized gain on investments	—	2,802	2,802
Net change in unrealized appreciation/(depreciation) on investments	—	(22,769)	(22,769)
Distributions to Members from:
Distributable earnings	—	(49,000)	(49,000)
Return of capital	(55,000)	—	(55,000)
Increase in Members’ Capital Resulting from Capital Activity:
Contributions	—	—	—
Total Decrease in Members’ Capital for the three months ended June 30, 2023	(55,000)	(44,820)	(99,820)
Members’ Capital at June 30, 2023	763,068	(112,948)	650,120
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	25,302	25,302
Net change in unrealized appreciation/(depreciation) on investments	—	(25,003)	(25,003)
Distributions to Members from:
Distributable earnings	—	(31,000)	(31,000)
Return of capital	(29,800)	—	(29,800)
Total Decrease in Members’ Capital for the three months ended September 30, 2023	(29,800)	(30,701)	(60,501)
Members’ Capital at September 30, 2023	$733,268	$(143,649)	$589,619

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2024	$721,083	$(151,316)	$569,767
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	27,182	27,182
Net realized gain on investments	—	257	257
Net change in unrealized appreciation/(depreciation) on investments	—	(15,450)	(15,450)
Distributions to Members from:			—
Distributable earnings	—	(5,000)	(5,000)
Total Increase in Members’ Capital for the three months ended March 31, 2024	—	6,989	6,989
Members’ Capital at March 31, 2024	721,083	(144,327)	576,756
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	57,693	57,693
Net realized gain on investments	—	291	291
Net change in unrealized appreciation/(depreciation) on investments	—	(45,458)	(45,458)
Total Increase in Members’ Capital for the three months ended June 30, 2024	—	12,526	12,526
Members’ Capital at June 30, 2024	721,083	(131,801)	589,282
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	18,222	18,222
Net realized loss on investments	—	(18,062)	(18,062)
Net change in unrealized appreciation/(depreciation) on investments	—	12,318	12,318
Distributions to Members from:
Distributable earnings	—	(50,000)	(50,000)
Total Decrease in Members’ Capital for the three months ended September 30, 2024	—	(37,522)	(37,522)
Members’ Capital at September 30, 2024	$721,083	$(169,323)	$551,760

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2024

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$36,993	$12,754
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(101,291)	(24,786)
Purchases of short-term investments	(270,968)	—
Interest income paid-in-kind	(51,315)	(24,671)
Proceeds from sales and paydowns of investments	99,940	191,151
Proceeds from sales of short-term investments (net of $1,211 and $0 realized gain on short term investments, respectively)	78,714	—
Net realized loss (gain) on investments	18,725	(2,821)
Net change in unrealized (appreciation)/depreciation on investments	48,590	67,680
Amortization of premium and accretion of discount, net	(3,724)	(7,757)
Amortization of deferred financing costs	1,437	1,691
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	10,551	(3,686)
(Increase) decrease in due from Adviser	46	157
(Increase) decrease in prepaid and other assets	(43)	30
Increase (decrease) in payable for short-term investments purchased	192,254	—
Increase (decrease) in incentive fees payable	(28,893)	333
Increase (decrease) in management fees payable	16	(490)
Increase (decrease) in interest and credit facilities expense payable	(1,060)	1,003
Increase (decrease) in directors’ fees payable	—	241
Increase (decrease) in other accrued expenses and liabilities	206	(12)
Net cash provided by operating activities	30,178	210,817
Cash Flows from Financing Activities
Distributions to Members from distributable earnings	(54,981)	(80,000)
Return of capital	—	(84,800)
Deferred financing costs paid	(618)	(942)
Proceeds from credit facilities	144,500	—
Repayments of credit facilities	(159,000)	(47,000)
Net cash used in financing activities	(70,099)	(212,742)
Net decrease in cash and cash equivalents	(39,921)	(1,925)
Cash and cash equivalents, beginning of period	65,036	47,657
Cash and cash equivalents, end of period	$25,115	$45,732
Supplemental and non-cash operating and financing activities
Interest expense paid	$14,324	$16,984
Non-cash purchases of investments due to reorganization	$(182,135)	$(1,227)
Non-cash sales of investments due to reorganization	$182,135	$1,227
Distributions payable	$19	$9

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2024

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

On August 7, 2024, the Company formed its sixth wholly-owned subsidiary, TCW DL Torcsill LLC, a single member Delaware limited liability company. As of September 30, 2024, the Company has six wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

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

Commitment Period: The Commitment Period commenced on April 13, 2018 (the “Initial Closing Date”), the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser and ended on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date in which the Company first completed an investment. In accordance with the Company’s LLC Agreement, the Company may complete investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expects to be consummated prior to 90 days after the expiration date of the Commitment Period. The Company may also effect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of Capital Commitments (as defined below).

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

As of September 30, 2024

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2024, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2024 was $484,419.
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

As of September 30, 2024

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2024, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of September 30, 2024, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

As of September 30, 2024

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

Fair Value Hierarchy: The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Investments are classified by GAAP into the three broad levels as follows::

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

As of September 30, 2024

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$750,117	$750,117
Equity	793	—	82,227	83,020
Cash equivalents	24,977	—	—	24,977
Short-term investments	270,968	—	—	270,968
Total Assets	$296,738	$—	$832,344	$1,129,082

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

As of September 30, 2024

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2024:

	Debt	Equity	Total
Balance, July 1, 2024	$815,991	$11,696	$827,687
Purchases, including payments received in-kind	91,749	72,332	164,081
Sales and paydowns of investments	(154,637)	—	(154,637)
Amortization of premium and accretion of discount, net	1,258	—	1,258
Net realized losses	(18,725)	—	(18,725)
Net change in unrealized appreciation/(depreciation)	14,481	(1,801)	12,680
Balance, September 30, 2024	$750,117	$82,227	$832,344
Net change in unrealized appreciation/(depreciation) in investments held as of September 30, 2024	$(9,532)	$(1,802)	$(11,334)

	Debt	Equity	Total
Balance, January 1, 2024	$835,989	$5,775	$841,764
Purchases, including payments received in-kind	262,312	72,428	334,740
Sales and paydowns of investments	(281,262)	—	(281,262)
Amortization of premium and accretion of discount, net	3,724	—	3,724
Net realized losses	(18,725)	—	(18,725)
Net change in unrealized appreciation/(depreciation)	(51,921)	4,024	(47,897)
Balance, September 30, 2024	$750,117	$82,227	$832,344
Net change in unrealized appreciation/(depreciation) in investments held as of September 30, 2024	$(55,977)	$4,024	$(51,953)

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

The Company did not have any transfers between levels during the three and nine months ended September 30, 2024 and 2023.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2024

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2024:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$347,994	Income Method	Discount Rate	9.2% to 23.9%	12.5%	Decrease
Debt	$90,397	Market Method	EBITDA Multiple	5.0x to 9.0x	8.1x	Increase
			Revenue Multiple	0.5x to 1.1x	0.9x	Increase
Debt	$215,419	Market Method	EBITDA Multiple	4.8x to 7.8x	5.9x	Increase
Debt	$96,307	Market Method	Revenue Multiple	0.6x to 1.2x	0.9x	Increase
Equity	$43,319	Market Method	EBITDA Multiple	5.0x to 7.8x	5.7x	Increase
Equity	$36,663	Market Method	Revenue Multiple	0.7x to 1.2x	1.1x	Increase
Equity	$—	Market Method	EBITDA Multiple	5.0x to 6.0x	N/A	Increase
			Revenue Multiple	0.5x to 0.7x	N/A	Increase
Equity	$2,245	Market Method	EBITDA Multiple	8.0x to 9.0x	8.5x	Increase
			Revenue Multiple	0.9x to 1.1x	1.0x	Increase
		Income Method	Implied Volatility	20.0% to 30.0%	25.0%	Increase
			Expected Term (in years)	2.0x to 2.5x	2.3x%	Increase

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

As of September 30, 2024

4. Agreements and Related Party Transactions

Advisory Agreement: On December 29, 2017, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement was most recently renewed by the Company's Board on August 12, 2024 for an additional one-year term until September 15, 2025. The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser.

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

For the three and nine months ended September 30, 2024, Management Fees incurred were $3,494 and $10,472, of which $3,494 remained payable as of September 30, 2024. For the three and nine months ended September 30, 2023, Management Fees incurred amounted to $3,687 and $11,585, of which $3,687 remained payable at September 30, 2023.

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

As of September 30, 2024

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

For the three and nine months ended September 30, 2024, Incentive Fees incurred were $7,473 and ($28,892). For the three and nine months ended September 30, 2023, Incentive Fees incurred were ($2,782) and $332. The Company has not made any incentive fee payments to the Adviser, and as of September 30, 2024 and December 31, 2023, the Company's incentive fee payable to the Advisor was $53,849 and $82,742, respectively.

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

As of September 30, 2024

4. Agreements and Related Party Transactions (Continued)

Administration Agreement: On September 25, 2018, the Company entered into an Amended and Restated Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (in such capacity, the “Administrator”), which amended and restated the Administration Agreement between the Company and the Administrator entered into on April 16, 2018. Under the Administration Agreement, the Administrator (or one or more delegated service providers) will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended; monitor the payment of the Company’s expenses; oversee the performance of administrative and professional services rendered to the Company by others; be responsible for the financial and other records that the Company is required to maintain; prepare and disseminate reports to Unitholders and reports and other materials to be filed with the SEC or other regulators; assist the Company in determining and publishing (as necessary or appropriate) its net asset value; oversee the preparation and filing of tax returns; generally oversee the payment of expenses; and provide such other services as the Administrator, subject to review of the Company’s Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator shall seek such reimbursement from the Company no more than once during any calendar year and shall only seek such reimbursement when all Company Expenses (as defined below) for such calendar year have been paid or accrued. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below. On August 12, 2024, the Company's Board renewed the Administrative Agreement for an additional one-year term until September 15, 2025.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2024

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

As of September 30, 2024

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

As of September 30, 2024 and December 31, 2023, the Company had $0 and $46 of expense reimbursements due from the Adviser. Expense reimbursements received from the Adviser are subject to a three-year recoupment period. The Adviser's ability to potentially recoup expense reimbursements provided to the Company for the years ended December 31, 2023, 2022 and 2021 will expire on December 31, 2026, 2025 and 2024, respectively, and will depend on whether the Company's expenses fall below the annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, the Company will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually). As of September 30, 2024, the Adviser has expense reimbursements available for recoupment of $670, of which, $46 , $157, and $467 will expire on December 31, 2026, 2025 and 2024, respectively.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2024

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2024 and December 31, 2023:

		September 30, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	June 2025	$2,067	$—	$2,067	$182
Bendon Inc.	December 2025	5,811	145	7,263	116
Centric Brands Inc.	October 2024	—	—	5,295	—
Encompass Digital Media, Inc.	September 2025	508	290	508	174
Greenfield World Trade, Inc.	December 2024	62	7	4,685	136
Navistar Defense, LLC	February 2026	993	—	—	—
Outform Group, Inc. (fka Rapid Displays, Inc.)	April 2026	1,790	216	1,377	138
Twin Star International, Inc.	June 2026	—	—	2,023	—
Slogic Holding Corp.	April 2025	310	—	—	—
WDE TorcSill Holdings LLC	May 2027	8	—	8	—
WDE TorcSill Holdings LLC	May 2027	1,217	—	—	—
Total		$12,766	$658	$23,226	$746

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, the Company is not aware of any pending or threatened litigation.

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

As of September 30, 2024

6. Members' Capital

The Company’s Unit activity for the three and nine months ended September 30, 2024 and 2023, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Units at beginning of period	13,734,010	13,734,010	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024

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

On July 30, 2024, the Company entered into the Ninth Amendment to the Revolving Credit Agreement with Natixis (the “Ninth Amended Revolving Credit Agreement”). The Ninth Amended Revolving Credit Agreement: (1) added the definition of Exchange Offer which means any exchange offer with respect to any membership interests in connection with a Reorganization (2) updated to the definition of Maturity Event to Maturity Event Date which is defined as when the Borrower proceeds with a Reorganization, the date 45 days prior to the date of the delivery of an Exchange Offer to any investor, unless extended by the lenders in their sole discretion and (3) requires consent of all lenders for the Borrower to deliver any Exchange Offer to investors or permit any Reorganization to be deemed effective.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2024, the Company was in compliance with such covenants.

As of September 30, 2024 and December 31, 2023, the Natixis Borrowing Base assets were more than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of September 30, 2024 and December 31, 2023 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2024	$250,000	$102,500	$147,500
As of December 31, 2023	$250,000	$—	$250,000

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

As of September 30, 2024

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2024

7. Credit Facilities (Continued)

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2024, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are consolidated in the Company’s consolidated financial statements and considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the PNC Credit Facility as of September 30, 2024 and December 31, 2023 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2024	$148,000	$148,000	N/A
As of December 31, 2023	$265,000	$265,000	N/A

(1)
No available amount as of September 30, 2024 and December 31, 2023 as the Borrower's ability to make additional borrowings under the PNC Revolving Credit Facility expired on January 31, 2022.

Borrowings under the PNC Credit Facility as of September 30, 2024 and December 31, 2023 of $148,000 and $265,000, respectively, consisted entirely of Term Loan borrowings.

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

As of September 30, 2024 and December 31, 2023, $107 and $331, respectively, of deferred financing costs from the Revolving Credit Facility had yet to be amortized. As of September 30, 2024 and December 31, 2023, $212 and $806, respectively, of deferred financing costs from the PNC Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

	As of September 30, 2024	As of December 31, 2023
Principal amount outstanding on PNC Term Loan	$148,000	$265,000
Deferred financing costs	(212)	(806)
PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$147,788	$264,194

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of September 30, 2024 and 2023, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2024

7. Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Credit Facilities interest expense	$4,432	$5,805	$13,724	$16,980
Unused commitment fees	705	1,165	2,813	2,060
Administrative fees	—	—	100	100
Amortization of deferred financing costs	507	586	1,437	1,691
Total	$5,644	$7,556	$18,074	$20,831
Weighted average interest rate	7.94%	7.83%	8.01%	7.44%
Average outstanding balance	$218,478	$290,000	$225,146	$300,780

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

During the nine months ended September 30, 2024, the Company entered into Repurchase Transactions with Barclays on January 2, 2024, April 1, 2024 and July 1, 2024 which settled on January 25, 2024, April 25, 2024 and July 25, 2024, respectively. During the nine months ended September 30, 2023, the Company did not enter into any Repurchase Transactions.

The Company had no outstanding Repurchase Obligations as of September 30, 2024 and December 31, 2023. Interest expense incurred under these Repurchase Transactions was $719 and $0 for the three months ended September 30, 2024 and 2023, respectively. Interest expense incurred under these Repurchase Transactions was $1,336 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2024

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

As of September 30, 2024 and December 31, 2023, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of September 30, 2024	As of December 31, 2023
Cost of investments for federal income tax purposes	$1,239,741	$1,045,225
Unrealized appreciation	$20,249	$6,469
Unrealized depreciation	$(130,906)	$(73,865)
Net unrealized depreciation on investments	$(110,657)	$(67,396)

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2024

10. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2024 and 2023 is presented below.

	For the Nine Months Ended September 30,
	2024(1)	2023(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$53.53	$66.04
Income from Investment Operations:
Net investment income	7.51	5.65
Net realized and unrealized loss	(4.82)	(4.72)
Total income from investment operations	2.69	0.93
Less Distributions:
From distributable earnings	(4.00)	(5.82)
From return of capital	—	(6.17)
Total distributions	(4.00)	(11.99)
Net Asset Value Per Unit (accrual base), End of Period	$52.22	$54.98
Unitholder Total Return(2)(3)	5.11%	1.61%
Unitholder IRR before incentive fees(4)	10.03%	10.78%
Unitholder IRR after all fees and expenses(4)	9.00%	9.00%
Ratios and Supplemental Data:
Members’ Capital, end of period	$551,760	$589,619
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses before incentive fees to average net assets(5)	7.39%	6.69%
Ratio of incentive fees to average net assets(5)	(6.71)%	0.06%
Ratio of total expenses after incentive fees to average net assets(5)	0.68%	6.75%
Ratio of financing cost to average net assets(3)	3.14%	3.02%
Ratio of net investment income to average net assets(5)	23.96%	15.03%
Credit facilities payable	$250,288	$289,517
Asset coverage ratio	3.20	3.03
Portfolio turnover rate(3)	11.21%	2.43%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of September 30, 2024 and 2023, respectively.
(2)
The Total Return for the nine months ended September 30, 2024 and 2023 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 10.03%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.00%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
(5)
Annualized.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2024

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On October 1, 2024, the Company entered into a Repurchase Transaction with Barclays which settled on October 25, 2024 in the amount of $270,875.

On November 8, 2024, the Company entered into a revolving credit agreement (“PNC Revolving Credit Agreement”) with PNC as administrative agent and PNC Capital Markets LLC as structuring agent. Under the PNC Revolving Credit Agreement, the lenders have agreed to extend credit to the Company in an aggregate principal amount of up to $350,000 of revolving loans (the “PNC Revolving Credit Agreement Maximum Commitment”), subject to compliance with a borrowing base (the “PNC Revolving Credit Agreement Borrowing Base”). The PNC Revolving Credit Agreement will mature on November 8, 2025. Loans under the PNC Revolving Credit Agreement bear interest at a fluctuating rate of interest per annum equal to, at the Company’s option, either (i) one-month SOFR plus the facility margin of 2.15% per annum or (ii) the Base Rate plus the facility margin of 1.15% per annum.

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

We have several wholly-owned subsidiaries, each a single member Delaware limited liability company. On August 7, 2024, we formed our sixth wholly-owned subsidiary, TCW DL Torcsill LLC, a single member Delaware limited liability company.

Our commitment period commenced on the Initial Closing Date and ended on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date in which we first completed an investment. We may complete investment transactions that were significantly in process as of the end of the commitment period and which we reasonably expect to be consummated prior to 90 days after the expiration date of the commitment period. We may also effect follow-on investments up to an aggregate maximum of 10% of Commitments.

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

Investment Activity

As of September 30, 2024, our portfolio consisted of 36 debt investments and 18 equity investments. Based on fair values as of September 30, 2024, our portfolio was 90.0% invested in debt investments which were mostly senior secured term loans and revolving loans. The remaining 10.0% represented our equity investments, which were comprised of common stock, preferred stock, membership interests and warrants. Debt investments in three portfolio companies were on non-accrual status as of September 30, 2024, representing 3.4% and 12.4% of our portfolio's fair value and cost, respectively.

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

Our total investment portfolio increased to 54 total investments as of September 30, 2024 from 50 total investments as of December 31, 2023 due to follow-on investments in Twin Star International, Inc., RL Investor Holdings, LLC (fka Red Lobster Management, LLC), and Greenfield World Trade, Inc.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2024:

Industry	Percent of Total Investments
Aerospace & Defense	21%
Household Durables	12%
Textiles, Apparel & Luxury Goods	12%
Hotels, Restaurants & Leisure	11%
Software	11%
Chemicals	9%
Publishing	5%
Energy Equipment & Services	5%
Consumer Services	5%
Capital Goods	4%
Media	2%
Commercial & Professional Services	2%
Consumer Durables & Apparel	1%
Total	100%

Interest income, including interest income paid-in-kind, was $36.2 million and $34.2 million for the three months ended September 30, 2024 and 2023, respectively. Interest income for the three months ended September 30, 2024 and 2023 included $23.0 million and $5.5 million, respectively, of interest income paid-in-kind.We also earned $0 and $0.2 million in other fee income during the three months ended September 30, 2024 and 2023, respectively.

Interest income, including interest income paid-in-kind, was $105.9 million and $112.2 million for the nine months ended September 30, 2024 and 2023, respectively. Interest income for the nine months ended September 30, 2024 and 2023 included $51.3 million and $24.7 million, respectively, of interest income paid-in-kind.We also earned $0.2 million and $0.2 million in other fee income during the nine months ended September 30, 2024 and 2023, respectively.

Results of Operations

Our operating results for the three and nine months ended September 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Total investment income	$36,199	$34,388	$106,045	$112,478
Total expenses	17,977	9,086	2,948	34,865
Net investment income	18,222	25,302	103,097	77,613
Net realized (loss) gain on investments	(18,725)	—	(18,725)	2,821
Net change in unrealized appreciation/(depreciation) on investments	12,318	(25,003)	(48,590)	(67,680)
Net realized gain on short-term investments	663	—	1,211	—
Net increase in Members’ Capital from operations	$12,478	$299	$36,993	$12,754

Total investment income

Total investment income for the three months ended September 30, 2024 and 2023 was $36.2 million and $34.4 million, respectively. Total investment income for the nine months ended September 30, 2024 and 2023 was $106.0 million and $112.5 million, respectively.

The increase in total investment income during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due to an increase in interest rates during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

The decrease in total investment income during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a decrease in the par value of debt investments in our portfolio, which decreased to $887.8 million as of September 30, 2024, as compared to $971.5 million as of September 30, 2023. This decrease in the par value of our investments was partially offset by an increase in interest rates during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Net investment income

Net investment income for the three months ended September 30, 2024 and 2023 was $18.2 million and $25.3 million, respectively. Net investment income for the nine months ended September 30, 2024 and 2023 was $103.1 million and $77.6 million, respectively.

Our net investment income decreased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to an increase in total expenses during the three months ended September 30, 2024, which was partially offset by the increase in total investment income described above. The increase in total expenses was primarily attributable to the increase in incentive fees and interest expense incurred on repurchase transactions, partially offset by a decrease in interest and credit facilities expenses during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Our net investment income increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to a decrease in incentive fees during the nine months ended September 30, 2024, which was partially offset by the decrease in total investment income described above.

Expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Expenses
Incentive fees	$7,473	$(2,782)	$(28,892)	$332
Interest and credit facilities expenses	5,644	7,556	18,074	20,831
Management fees	3,494	3,687	10,472	11,585
Interest expense on repurchase transactions	719	—	1,336	—
Administrative fees	249	263	774	855
Professional fees	247	231	760	798
Directors’ fees	108	98	306	296
Other expenses	43	33	118	168
Total expenses	$17,977	$9,086	$2,948	$34,865

Our total expenses were $18.0 million and $9.1 million for the three months ended September 30, 2024 and 2023, respectively. Our total expenses included management fees attributed to the Adviser of $3.5 million and $3.7 million; and incentive fees of $7.5 million and $(2.8) million, for the three months ended September 30, 2024 and 2023, respectively.

Our total expenses were $2.9 million and $34.9 million for the nine months ended September 30, 2024 and 2023, respectively. Our total expenses included management fees attributed to the Adviser of $10.5 million and $11.6 million; and incentive fees of $(28.9) million and $0.3 million, for the nine months ended September 30, 2024 and 2023, respectively.

The increase in total expenses during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to the increase in incentive fees and interest expense incurred on repurchase transactions during the current period. Incentive fees increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to unrealized gains recognized during the three months ended September 30, 2024 compared to unrealized losses recognized during the three months ended September 30, 2023. Interest expense incurred on repurchase transactions increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as we entered into repurchase agreements during the three months ended September 30, 2024 but did not enter into any during the three months ended September 30, 2023. The increases in incentive fees and interest expense incurred on repurchase transactions was partially offset by a decrease in interest and credit facilities expenses due to a lower average outstanding balance during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

The decrease in total expenses during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the decrease in incentive fees during the current period. Incentive fees decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the reversal of previously accrued incentive fees. The Fund had realized and unrealized losses during the nine months ended September 30, 2024 which resulted in a reduction of incentive fee payable to the Adviser as of September 30, 2024. The decrease in incentive fees was coupled with a decrease in interest and credit facilities expenses due to a lower average outstanding balance partially offset by a higher weighted average interest rate during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in these expenses was partially offset by an increase in interest expense incurred on repurchase transactions as we entered into repurchase agreements during the nine months ended September 30, 2024 but did not enter into any during the nine months ended September 30, 2023.

Net realized (loss) gain on investments

Our net realized loss on investments for the three months ended September 30, 2024 and 2023 was $18.7 million and $0, respectively. Our net realized (loss) gain on investments for the nine months ended September 30, 2024 and 2023 was ($18.7) and $2.8 million, respectively. Our net realized loss during the three and nine months ended September 30, 2024 is fully attributable to our disposition of the RL Parent Holdings LLC (fka Red Lobster Management, LLC) term loan and incremental term loan. We did not have a realized (loss) gain during the three months ended September 30, 2023 as none of our investments were disposed of during the period. Our net realized gain during the nine months ended September 30, 2023 is fully attributable to our partial sale of the Mondee Holdings, LLC common stock.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended September 30, 2024 and 2023 was $12.3 million and ($25.0) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2024 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
AGY Equity LLC	Class E Preferred Units	$(8,592)
Twin Star International, Inc.	Term Loan	(6,474)
RL Parent Holdings LLC (fka Red Lobster Management, LLC)	Class A Units	(5,578)
Navistar Defense, LLC	Term Loan	(4,995)
Hollander Intermediate LLC	Term Loan	(3,616)
Greenfield World Trade, Inc.	Last Out Term Loan	(3,207)
Encompass Digital Media, Inc.	Term Loan	(1,234)
Greenfield World Trade, Inc.	Last Out Delayed Draw Term Loan	(1,044)
Centric Brands L.P.	Class A LP Interests	1,364
RL Parent Holdings LLC (fka Red Lobster Management, LLC)	Incremental Term Loan	2,129	*
Outform Group, Inc. (fka Rapid Displays, Inc.)	Term Loan	2,242
Slogic Holding Corp.	Last Out Term Loan	2,268
WDE TorcSill Holdings LLC	Class A Units	2,635
AGY Holdings Corp.	Delayed Draw Term Loan	2,993
AGY Holdings Corp.	Term Loan	3,256
AGY Equity LLC	Class D Preferred Units	9,077
RL Parent Holdings LLC (fka Red Lobster Management, LLC)	Term Loan	22,321	*
All others	Various	(1,227)
Net change in unrealized appreciation/(depreciation)		$12,318

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the three months ended September 30, 2024 as realized gains/(losses) and/or accelerated original issue discount.

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

Our net change in unrealized appreciation/(depreciation) on investments for the nine months ended September 30, 2024 and 2023 was $(48.6) million and $(67.7) million, respectively. Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2024 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Navistar Defense, LLC	Term Loan	$(26,540)
Twin Star International, Inc.	Term Loan	(16,262)
Encompass Digital Media, Inc.	Term Loan	(8,596)
AGY Equity LLC	Class E Preferred Units	(8,592)
Greenfield World Trade, Inc.	Last Out Term Loan	(7,241)
RL Parent Holdings LLC (fka Red Lobster Management, LLC)	Class A Units	(5,578)
Hollander Intermediate LLC	Term Loan	(5,152)
Greenfield World Trade, Inc.	Last Out Delayed Draw Term Loan	(2,206)
Greenfield World Trade, Inc.	Class A-1 Warrant, expires 03/25/27	(2,017)
AGY Holdings Corp.	Delayed Draw Term Loan	2,462
WDE TorcSill Holdings LLC	Class A Units	2,635
AGY Holdings Corp.	Term Loan	2,679
RL Parent Holdings LLC (fka Red Lobster Management, LLC)	Term Loan	3,770	*
Slogic Holding Corp.	Last Out Term Loan	4,803
Centric Brands L.P.	Class A LP Interests	8,723
AGY Equity LLC	Class D Preferred Units	9,077
All others	Various	(555)
Net change in unrealized appreciation/(depreciation)		$(48,590)

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the nine months ended September 30, 2024 as realized gains/(losses) and/or accelerated original issue discount.

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

Net realized gain on short-term investments

During the three months ended September 30, 2024 and 2023 we incurred $0.7 million and $0, respectively, in realized gains from our short-term investments in government treasuries.

During the nine months ended September 30, 2024 and 2023 we incurred $1.2 million and $0, respectively, in realized gains from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our Net increase in Members’ Capital from operations during the three months ended September 30, 2024 and 2023 was $12.5 million and $0.3 million, respectively. The relative increase in Net increase in Members’ Capital from operations during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to net realized and unrealized losses during the current quarter of $5.7 million, compared to net realized and unrealized losses of $25.0 million during the three months ended September 30, 2023 and was partially offset by lower net investment income, as described above.

Our Net increase in Members’ Capital from operations during the nine months ended September 30, 2024 and 2023 was $37.0 million and $12.8 million, respectively. The relative increase in Net increase in Members’ Capital from operations during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due higher net investment income, as described above, which was partially offset by net realized and unrealized losses during the current period of $66.1 million, compared to net realized and unrealized losses of of $64.9 million during the nine months ended September 30, 2023.

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

As of September 30, 2024, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

September 30, 2024
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

On July 30, 2024, we entered into the Ninth Amendment to the Revolving Credit Agreement with Natixis (the “Ninth Amended Revolving Credit Agreement”). The Ninth Amended Revolving Credit Agreement: (1) added the definition of Exchange Offer which means any exchange offer with respect to any membership interests in connection with a Reorganization (2) updated to the definition of Maturity Event to Maturity Event Date which is defined as when the Borrower proceeds with a Reorganization, the date 45 days prior to the date of the delivery of an Exchange Offer to any investor, unless extended by the lenders in their sole discretion and (3) requires consent of all lenders for the Borrower to deliver any Exchange Offer to investors or permit any Reorganization to be deemed effective.

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of September 30, 2024, we were in compliance with such covenants.

As of September 30, 2024 and December 31, 2023, the Natixis Borrowing Base assets were more than the Natixis Maximum Commitment. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of September 30, 2024 and December 31, 2023 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2024	$250,000	$102,500	$147,500
As of December 31, 2023	$250,000	$—	$250,000
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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2024, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are consolidated in our consolidated financial statements and considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the PNC Credit Facility as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2024	$148,000	$148,000	N/A
As of December 31, 2023	$265,000	$265,000	N/A

(1)
No available amount as of September 30, 2024 and December 31, 2023 as the Borrower's ability to make additional borrowings under the PNC Revolving Credit Facility expired on January 31, 2022.

Borrowings under the PNC Credit Facility as of September 30, 2024 and December 31, 2023 of $148.0 million and $265.0 million, respectively, consisted entirely of Term Loan borrowings.

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

As of September 30, 2024 and December 31, 2023, $0.1 million and $0.3 million, respectively, of deferred financing costs from the Revolving Credit Facilities had yet to be amortized. As of September 30, 2024 and December 31, 2023, $0.2 million and $0.8 million, respectively, of deferred financing costs from the PNC Term Loan have yet to be amortized.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2024 and 2023 was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Credit Facilities interest expense	$4,432	$5,805	$13,724	$16,980
Unused commitment fees	705	1,165	2,813	2,060
Administrative fees	—	—	100	100
Amortization of deferred financing costs	507	586	1,437	1,691
Total	$5,644	$7,556	$18,074	$20,831
Weighted average interest rate	7.94%	7.83%	8.01%	7.44%
Average outstanding balance	$218,478	$290,000	$225,146	$300,780

We had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

		September 30, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	June 2025	$2,067	$—	$2,067	$182
Bendon Inc.	December 2025	5,811	145	7,263	116
Centric Brands Inc.	October 2024	—	—	5,295	—
Encompass Digital Media, Inc.	September 2025	508	290	508	174
Greenfield World Trade, Inc.	December 2024	62	7	4,685	136
Navistar Defense, LLC	February 2026	993	—	—	—
Outform Group, Inc. (fka Rapid Displays, Inc.)	April 2026	1,790	216	1,377	138
Twin Star International, Inc.	June 2026	—	—	2,023	—
Slogic Holding Corp.	April 2025	310	—	—	—
WDE TorcSill Holdings LLC	May 2027	8	—	8	—
WDE TorcSill Holdings LLC	May 2027	1,217	—	—	—
Total		$12,766	$658	$23,226	$746

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

During the nine months ended September 30, 2024, we entered into Repurchase Transactions with Barclays on January 2, 2024 April 1, 2024, and July 1, 2024 which settled on January 25, 2024, April 25, 2024, and July 25, 2024, respectively. During the nine months ended September 30, 2023, we did not enter into any Repurchase Transactions.

We had no outstanding Repurchase Obligations as of September 30, 2024 and December 31, 2023. Interest expense incurred under these Repurchase Transactions was $0.7 million and $0 for the three months ended September 30, 2024 and 2023, respectively. Interest expense incurred under these Repurchase Transactions was $1.3 million and $0 for the nine months ended September 30, 2024 and 2023, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2024, 100% of our debt investments bore interest based on floating rates, such as SOFR and Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of September 30, 2024, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our September 30, 2024 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$22,751	$4,505	$18,246
Up 200 basis points	15,168	3,003	12,165
Up 100 basis points	7,584	1,502	6,082
Down 100 basis points	(7,584)	(1,502)	(6,082)
Down 200 basis points	(15,144)	(3,003)	(12,141)
Down 300 basis points	(21,771)	(4,505)	(17,266)

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

10.10*

Third Amended and Restated Credit and Security Agreement, dated as of October 27, 2022, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, and Alter Domus (US) LLC, as collateral agent.

10.11

Sixth Amendment to Revolving Credit Agreement, dated as of January 10, 2023, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on May 10, 2023).

10.12

Seventh Amendment to Revolving Credit Agreement, dated as of May 9, 2023, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on August 9, 2023).

10.13

Amendment No. 1 to Third Amended and Restated Credit and Security Agreement, dated as of December 6, 2023 among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, and Alter Domus

(US) LLC, as collateral agent (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on April 1, 2024).

10.14

Eighth Amendment to Revolving Credit Agreement, dated as of May 9, 2024, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on August 12, 2024.)

10.15*	Ninth Amendment to Revolving Credit Agreement, dated as of July 30, 2024, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and the Lenders.

10.16*	Revolving Credit Agreement, dated as of November 8, 2024, among TCW Direct Lending VII LLC, as borrower, and PNC Bank, National Association as Administrative Agent and the Lenders.
31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2024	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 12, 2024
	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer