Form 10-K
period 2024-12-31
TCW Direct Lending VII LLC
filed 2025-03-27
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 31, 2024, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 26, 2025 was 13,734,010.

Documents Incorporated by Reference

TCW Direct Lending VII LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2024, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VII LLC

FORM 10-K FOR THE YEAR ENDED December 31, 2024

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information

ii

contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are regulated under the 1940 Act as an investment company.

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

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the private credit team (the “Private Credit Team” fka the “Direct Lending Team”), of the Adviser, a group of investment professionals that uses the same investment strategy employed by the Private Credit Team over the past 24 years.

Since 2018 and as recently on August 7, 2024, we have formed six wholly-owned subsidiaries, each a Delaware limited liability with a single member interest owned by us. We may make investments through additional wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the 1940 Act. These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. Our board of directors has oversight responsibility for our investment activities, including our investment in any subsidiary, and our role as sole shareholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as the Company. We would “look through” any such subsidiary to determine compliance with our investment policies.

Our commitment period commenced on the Initial Closing Date and ended on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date in which we first completed an investment. We completed investment transactions that were significantly in process as of the end of the commitment period and which we reasonably expected to be consummated prior to 90 days subsequent to the expiration date of the commitment period. We may also effect follow-on investments up to an aggregate maximum of 10% of the aggregate cumulative amounts invested or committed for investment by the Company during the commitment period.

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

The Adviser is a Delaware limited liability company registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $195.3 billion of assets as of December 31, 2024. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with its four predecessor funds, TCW Direct Lending LLC and the Company, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

Our assets are managed by the Adviser’s Private Credit Team. The Private Credit Team joined the TCW Group in December 2012. The Private Credit Team was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Private Credit Team launched the Company as its seventh direct lending fund. The Private Credit Team is led by Richard Miller and currently includes a dedicated group of investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings. We employ the investment approach and strategy the Private Credit Team developed and implemented over the past 24 years of investing in the middle market. The investment approach of the Private Credit Team is primarily to originate and invest in loans to middle market companies and generally focuses on the following:

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

Investment Advisory and Management Agreement

On December 29, 2017, the Company entered into the Advisory Agreement with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless terminated earlier, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, we will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.” The Advisory Agreement was most recently reapproved by our board of directors on August 12, 2024.

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

Administration Agreement

On December 29, 2017, the Company entered into the Administration Agreement (as subsequently amended and restated as of September 25, 2018, the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”) under which the Administrator (or one or more delegated service providers) will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended; monitor the payment of the Company’s expenses; oversee the performance of administrative and professional services rendered to the Company by others; be responsible for the financial and other records that the Company is required to maintain; prepare and disseminate reports to Unitholders and reports and other materials to be filed with the SEC or other regulators; assist the Company in determining and publishing (as necessary or appropriate) its net asset value; oversee the preparation and filing of tax returns; generally oversee the payment of expenses; and provide such other services as the Administrator, subject to review of the Company’s board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator shall seek such reimbursement from the Company no more than once during any calendar year and shall only seek such reimbursement when all Company Expenses (as defined below) for such calendar year have been paid or accrued. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below. On August 12, 2024, the Administrative Agreement was reapproved by our board of directors.

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

As of December 31, 2024, we have sold 13,734,010 Units for an aggregate offering price of $1.4 billion.

Commitment Period

The “Commitment Period” of the Company began on the Initial Closing Date and ended on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date in which the Company first completed an investment. In accordance with the Company’s LLC Agreement, the Company completed investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expected to be consummated prior to 90 days subsequent to the expiration date of the Commitment Period. The Company may also effect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of the aggregate cumulative amounts invested or committed for investment by the Company during the commitment period. On December 11, 2024, the Company's Members approved a proposal to allow the Company to increase the maximum aggregate of permissible follow-on investments and allow for follow-on investments in existing portfolio companies up to an aggregate amount not to exceed an amount equal to 10% of the aggregate cumulative amounts invested or committed for investment by the Company during the Commitment Period.

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

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either stockholder approval or approval of the “required majority”, as such term is defined in Section 57(o) of the Investment Company Act), certain disclosure requirements and, in the case of a BDC that is not an issuer of common equity securities that are listed on a national securities exchange, such as the Company, the requirement that the BDC must extend to each person that is a stockholder as of the date of an approval described above the opportunity (which may include a tender offer) to sell the securities held by that stockholder as of that applicable approval date, with 25% of those securities to be repurchased in each of the four calendar quarters following the calendar quarter in which that applicable approval date takes place. We have not sought or obtained Unitholders’ approval, and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a) of the 1940 Act. As of December 31, 2024, our asset coverage for borrowed amounts was 276.0%.

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

Insider Trading Policy

We and the Adviser have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors and officers that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

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

RISKS RELATED TO OUR BUSINESS

Market and geopolitical events could materially and adversely affect certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows. The interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region or financial market. Our business and operations, as well as the business and operations of our portfolio companies, may be materially adversely affected by inflation (or expectations for inflation), interest rates, global demand for particular products or resources, natural disasters, climate change and climate-related events, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on our business and operations, and on the business and operations of our portfolio companies.

Disruption and Instability in Capital Markets. The U.S. and global capital markets experienced extreme volatility and disruption in the past, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, failures in the banking sector have caused significant disruption and volatility in U.S. and global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not reoccur which could lead to a period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

War in Israel and Global Geopolitical Risk. On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. The militants launched extensive rocket attacks on the Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas. The intensity and duration of Israel’s war against Hamas is difficult to predict, as are the war’s impacts on global geopolitical stability. Any deterioration in credit markets resulting directly or indirectly from the recent attack by Hamas on Israel from the Gaza Strip could limit the Fund’s ability to obtain external financing. As a result, a downturn in the worldwide economy resulting from these global geopolitical conflicts, as well as others that may arise, could have a material adverse effect on the financial condition of the Fund.

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

Wind Down. Since the Commitment Period ended in May 2021, we generally may not make new investments (other than certain follow-on investments and investments that were significantly in process prior to the termination of the Commitment Period). As a result, during the remainder of our term, fewer investments will be available to generate cash flow, decreasing the amount of distributions of income. The increased relative concentration of our portfolio in fewer investments increases the risk that losses in one of those investments will have a greater impact on the overall remaining portfolio. In addition, we will continue to incur expenses and other liabilities for the remainder of our term, which will reduce the amount ultimately available for distribution to Members. Amounts distributed to Members in connection with any dissolution and liquidation may be subject to clawback pursuant to the terms of the LLC Agreement.

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

Reliance upon Consultants. The Adviser may rely upon independent consultants in connection with its evaluation of existing investments; however, no assurance can be given that these consultants will accurately evaluate such investments and we may incur liability as a result of such consultants’ actions.

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

Terrorist Action. There is a risk of terrorist attacks on the United States and elsewhere causing significant loss of life and property damage and disruptions in global markets. Economic and diplomatic sanctions may be in place or imposed on certain states and military action may be commenced. The impact of such events is unclear, but could have a material effect on general economic conditions and market liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board of Directors (the “Board”) is responsible for overseeing our risk management program, and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Adviser’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Adviser’s overall risk management processes. In general, the Adviser seeks to address material cybersecurity threats through a entity-wide approach that addresses the confidentiality, integrity, and availability of the Adviser’s information systems or the information that the Adviser collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

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
•
Technical Safeguards: The Adviser implements technical safeguards that are designed to protect the Adviser’s information systems from cybersecurity threats, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as assistance from third party experts where necessary.
•
Incident Response and Recovery Planning: The Adviser has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Adviser’s response to a cybersecurity incident. The Adviser conducts occasional tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.
•
Third-Party Risk Management: The Adviser maintains a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Adviser’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside consultants who advise on the Adviser’s cybersecurity systems.
•
Education and Awareness: The Adviser provides regular, mandatory training for all levels of personnel regarding cybersecurity threats as a means to equip the Adviser’s personnel with effective tools to address cybersecurity threats, and to communicate the Adviser’s evolving information security policies, standards, processes, and practices.

The Adviser conducts periodic assessment and testing of its policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. This includes penetration testing of network infrastructure and phishing tests targeting the Adviser’s employees. The results of such assessments and reviews are evaluated by management, and the Adviser adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments and reviews.

Governance

The Board receives annual updates and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by the Company’. The Board also receives prompt and timely information regarding any material cybersecurity risk, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Adviser discuss the Company’s approach to overseeing cybersecurity threats.

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

We have several wholly-owned subsidiaries, each a single member Delaware limited liability company. On August 7, 2024, we formed our sixth wholly-owned subsidiary, TCW DL Torcsill LLC, also a single member Delaware limited liability company and designed to hold equity investments of ours.

Our commitment period commenced on the Initial Closing Date and ended on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date in which we first completed an investment. We completed investment transactions that were significantly in process as of the end of the commitment period and which we reasonably expected to be consummated prior to 90 days subsequent to the expiration date of the commitment period. We may also effect follow-on investments up to an aggregate maximum of 10% of Commitments. On December 11, 2024, our Members approved a proposal to allow us to increase the maximum aggregate of permissible follow-on investments and allow for follow-on investments in existing portfolio companies up to an aggregate amount not to exceed an amount equal to 10% of the aggregate cumulative amounts invested or committed for investment by us during the commitment period.

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

Investment Activity

As of December 31, 2024, our portfolio consisted of 40 debt investments and 18 equity investments. Based on fair values as of December 31, 2024, our portfolio was 91.5% invested in debt investments which were mostly senior secured, term loans. The remaining 8.5% represented our equity investments, which were comprised of common stock, preferred stock, membership interests, and warrants.

As of December 31, 2023, our portfolio consisted of 37 debt investments and 13 equity investments. Based on fair values as of December 31, 2023, our portfolio was 99.1% invested in debt investments which were mostly senior secured, term loans. The remaining 0.9% represented our equity investments, which were comprised of common stock, preferred stock, membership interests, and warrants.

We had three debt investments on non-accrual status as of December 31, 2024, representing 3.1% and 11.9% of our portfolio's fair value and cost, respectively. We had two debt investment on non-accrual status as of December 31, 2023, representing 6.3% and 8.5% of our portfolio's fair value and cost, respectively.

Our total investment portfolio increased to 58 total investments as of December 31, 2024 from 50 total investments as of December 31, 2023 due to follow-on investments in Twin Star International, Inc., RL Investor Holdings, LLC (fka Red Lobster Management, LLC), and Greenfield World Trade, Inc.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as December 31, 2024:

Industry	Percent of Total Investments
Aerospace & Defense	20%
Textiles, Apparel & Luxury Goods	14%
Household Durables	14%
Hotels, Restaurants & Leisure	11%
Software	10%
Chemicals	9%
Publishing	5%
Consumer Services	4%
Energy Equipment & Services	4%
Capital Goods	4%
Media	2%
Commercial & Professional Services	2%
Consumer Durables & Apparel	1%
100%

Interest income including interest income paid-in-kind, was $137.2 million, $148.1 million and $159.3 million, for the years ended December 31, 2024, 2023, and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022, we also earned $0.3 million, $0.3 million and $0.8 million, respectively, in other fee income.

Results of Operations

Our operating results for the years ended December 31, 2024, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Total investment income	$137,519	$148,430	$160,071
Net expenses	(4,716)	52,557	61,663
Net investment income	142,235	95,873	98,408
Net realized (loss) gain on investments	(18,725)	(1,483)	2,232
Net change in unrealized appreciation/(depreciation) on investments	(76,496)	(68,488)	(29,771)
Net realized gain on short-term investments	1,977	—	—
Net increase in Members’ Capital from operations	$48,991	$25,902	$70,869

Total investment income

Total investment income for the years ended December 31, 2024, 2023 and 2022 was $137.5 million, $148.4 million and $160.1 million, respectively, and included $0.3 million, $0.3 million and $0.8 million, of other fee income.

The decrease in total investment income during the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to a decrease in interest rates due to rate cuts during the second half of the year ended December 31, 2024. Additionally, the Encompass Digital Media, Inc. revolver and term loans were placed on non-accrual status and the Red Lobster Management, LLC term loan was reorganized into non-income producing equity which further reduced investment income during the year ended December 31, 2024.

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

Total expenses

Expenses for the years ended December 31, 2024, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Expenses
Incentive fees (Note 4)	$(47,062)	$6,475	$17,717
Interest and credit facility expenses	23,451	28,264	22,300
Management fees (Note 4)	14,103	15,063	18,756
Interest expense on repurchase transactions	2,254	-	-
Professional fees	1,037	1,059	1,116
Administrative fees	1,030	1,151	1,299
Directors’ fees	424	394	394
Other expenses	152	197	238
Total expenses	$(4,611)	$52,603	$61,820
Expenses reimbursed by the Adviser	(105)	(46)	(157)
Net Expenses	$(4,716)	$52,557	$61,663

Our total expenses were $(4.6) million, $52.6 million and $61.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our total expenses included management fees attributed to the Adviser of $14.1 million, $15.1 million and $18.8 million; and incentive fees attributed to the Adviser of $(47.1) million, $6.5 million and $17.7 million, in the years ended December 31, 2024, 2023 and 2022, respectively.

The decrease in total expenses during the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily attributable to incentive fees to our Adviser, which decreased to $(47.1) million as of December 31, 2024 compared to $6.5 million as of December 31, 2023 due to the reversal of previously accrued incentive fees. The Fund had realized and unrealized losses during the year ended December 31, 2024 which resulted in a reduction of incentive fee payable to the Adviser as of December 31, 2024. The decrease in incentive fees was coupled with a decrease in interest and credit facilities expenses due to a lower average outstanding balance partially offset by a higher weighted average interest rate during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in these expenses was partially offset by an increase in interest expense incurred on repurchase transactions as we entered into repurchase agreements during the year ended December 31, 2024 but did not enter into any during the December 31, 2023.

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

Net expenses include an expense reimbursement of $0.1 million, $46 thousand and $0.2 million, for the years ended December 31, 2024, 2023 and 2022, respectively. The expense reimbursement during the years ended December 31, 2024 and December 31, 2023 reflects Company Expenses (as defined in our Administration Agreement) that we incurred in excess of our annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, we will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually).

Net investment income

Net investment income for the years ended December 31, 2024, 2023 and 2022 was $142.2 million, $95.9 million, and $98.4 million, respectively.

The increase in our net investment income during the year ended December 31, 2024 compared to our net investment income during the year ended December 31, 2023 is due to higher total investment income during the year ended December 31, 2024 compared to the year ended December 31, 2023, as described above, coupled with lower total expenses. The decrease in total expenses was primarily due to a decrease in incentive fees, interest and credit facility expenses and management fees which decreased to ($47.1) million and

$23.5 million and $14.1 million, respectively, as of December 31, 2024 compared to $6.5 million, $28.3 million, and $14.1 million, respectively, as of December 31, 2023.

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

Net realized (loss) gain on investments

Our net realized (loss) gain on investments for years ended December 31, 2024, 2023 and 2022 was ($18.7) million, ($1.5) million and $2.2 million, respectively.

Our net realized loss during the year ended December 31, 2024 was entirely due to our disposition of the Red Lobster Management, LLC term loan and incremental term loan.

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

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for years ended December 31, 2024, 2023 and 2022 was ($76.5) million, ($68.5) million and ($29.8) million, respectively.

Our net change in unrealized appreciation/(depreciation) during the year ended December 31, 2024 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Centric Brands L.P.	Class A LP Interests	$11,127
AGY Equity LLC	Class D Preferred Units	8,915
Slogic Holding Corp.	Last Out Term Loan	4,589
Red Lobster Management, LLC	Term Loan	3,770	*
AGY Holdings Corp.	Term Loan	2,679
AGY Holdings Corp.	Delayed Draw Term Loan	2,462
Hollander Intermediate LLC	Term Loan	1,531
Mondee Holdings Inc.	Common Stock	(1,544)
Greenfield World Trade, Inc.	Class A-1 Warrant, expires 03/25/27	(1,900)
Greenfield World Trade, Inc.	Last Out Delayed Draw Term Loan	(3,272)
Encompass Digital Media, Inc.	Term Loan	(7,182)
AGY Equity LLC	Class E Preferred Units	(9,475)
Greenfield World Trade, Inc.	Last Out Term Loan	(10,584)
Mondee Holdings LLC	Term Loan	(12,926)
Twin Star International, Inc.	Term Loan	(17,786)
RL Parent Holdings LLC	Class A Units	(18,980)
Navistar Defense, LLC	Term Loan	(28,963)
All others	Various	1,043
Net change in unrealized appreciation/(depreciation)		$(76,496)

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

* Includes reversals of previously recognized unrealized appreciation/(depreciation).

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

Net realized gain on short-term investments

During the years ended December 31, 2024, 2023 and 2022 we earned $2.0 million, $0 and $0, respectively, in realized gains from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our net increase in members’ capital from operations during the years ended December 31, 2024, 2023 and 2022 was $49.0 million, $25.9 million and $70.9 million, respectively.

The relative increase in net increase in members’ capital from operations during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to higher net investment income during the year ended December 31, 2024 compared to the year ended December 31, 2023, partially offset by higher net realized and unrealized losses during the current year versus prior year. The higher net investment income during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a decrease in incentive fees which ultimately yielded credits on our Consolidated Statements of Operations during the year ended December 31, 2024.

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

As of December 31, 2024, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of December 31, 2024, we were in compliance with such covenants.

On November 4, 2024, the Natixis Revolving Credit Agreement matured and as of that date, we can no longer borrow amounts under the Natixis Revolving Credit Facility. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of December 31, 2023 was as follows (dollar amounts in thousands):

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount
As of December 31, 2023	$250,000	$—	$250,000

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

Under the PNC Credit Facility, the lenders have agreed to extend credit to the Borrower in an aggregate principal amount of up to $400.0 million of revolving and term loans (the “PNC Maximum Commitment”), subject to compliance with a borrowing base (the “PNC Borrowing Base”). The PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900.0 million, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) rea revolving loan (the “PNC Revolving Credit Facility”) under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 31, 2022 and (ii) a term loan (the “PNC Term Loan”) under the PNC Credit Facility during the period which commenced on January 29, 2019 and ended on January 29, 2020, unless, in the case of (i) and (ii), there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) three-month LIBOR plus the facility margin of 2.30% per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The

PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2024, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are consolidated in our consolidated financial statements and considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

On November 8, 2024, we fully paid all outstanding balances under the PNC Credit Facility and terminated the agreement. A summary of amounts outstanding and available under the PNC Credit Facility as of December 31, 2023 (dollar amounts in thousands):

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2023	$265,000	$265,000	N/A

(1)
No available amount as of December 31, 2023 as the Borrower's ability to make additional borrowings under the PNC Revolving Credit Facility expired on January 31, 2022.

Borrowings under the PNC Credit Facility as of December 31, 2023 of $265.0 million consisted entirely of Term Loan borrowings.

On November 8, 2024, the we entered into a revolving credit agreement (“PNC Revolving Credit Agreement” and together with the Natixis Revolving Credit Facility and the PNC Revolving Credit Facility, the “Revolving Credit Facilities”) with PNC as administrative agent and PNC Capital Markets LLC as structuring agent. Under the PNC Revolving Credit Agreement, the lenders have agreed to extend credit to us in an aggregate principal amount of up to $350,000 of revolving loans (the “PNC Revolving Credit Agreement Maximum Commitment”), subject to compliance with a borrowing base (the “PNC Revolving Credit Agreement Borrowing Base”). The PNC Revolving Credit Agreement will mature on November 8, 2025. Loans under the PNC Revolving Credit Agreement bear interest at a fluctuating rate of interest per annum equal to, at the Company’s option, either (i) one-month SOFR plus the facility margin of 2.15% per annum or (ii) the Base Rate plus the facility margin of 1.15% per annum.

A summary of amounts outstanding and available under the PNC Revolving Credit Agreement as of December 31, 2024 (dollar amounts in thousands):

PNC Revolving Credit Agreement	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2024	$350,000	$300,000	$49,822

(1)
The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the PNC Revolving Credit Agreement as of December 31, 2024 and 2023 were $300.0 million and $0, respectively.

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

As of December 31, 2024 and 2023, $1.1 million and $0.3 million, respectively, of deferred financing costs from the Revolving Credit Facilities had yet to be amortized. As of December 31, 2024 and 2023, $0.0 million and $0.8 million, respectively, of deferred financing costs from the PNC Term Loan have yet to be amortized.

A reconciliation of amounts presented on the our Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

As of December 31,
2023
Principal amount outstanding on PNC Term Loan	$265,000
Deferred financing costs	(806)
PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$264,194

The summary information regarding the Credit Facilities for the years ended December 31, 2024, 2023 and 2022 was as follows (dollar amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Credit Facilities interest expense	$18,417	$22,578	$18,584
Unused fees	2,986	3,226	691
Administrative fees	100	101	101
Amortization of deferred financing costs	1,948	2,359	2,924
Total	$23,451	$28,264	$22,300
Weighted average interest rate	7.75%	7.56%	3.93%
Average outstanding balance	$233,801	$294,556	$466,710

We had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2024 and 2023 (dollar amounts in thousands):

		December 31, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2027	$2,067	$—	$2,067	$182
Bendon Inc.	December 2025	4,842	44	7,263	116
Centric Brands Inc.	October 2024	—	—	5,295	—
Encompass Digital Media, Inc.	September 2025	508	278	508	174
Greenfield World Trade, Inc.	January 2025	62	9	4,685	136
Navistar Defense, LLC	February 2026	993	—	—	—
Outform Group, Inc. (f/k/a Rapid Displays, Inc.)	April 2026	999	—	1,377	138
Twin Star International, Inc.	June 2026	271	—	—	—
Twin Star International, Inc.	June 2026	—	—	2,023	—
WDE TorcSill Holdings LLC	April 2028	8	1	8	—
Total		$9,750	$332	$23,226	$746

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

The Repurchase Transactions entered into during the year ended December 31, 2024 had an average principal balance of $160.9 million and a weighted average interest rate of 5.40%. We did not enter into any Repurchase Transactions during the years ended December 31, 2023 and December 31, 2022.

The net proceeds received from Repurchase Transactions during the year ended December 31, 2024 was a net loss of $0.3 million (comprised of interest expense of $2.3 million net of realized gains on short-term investments of $2.0 million).

We had no outstanding Repurchase Obligations as of December 31, 2024 and December 31, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of December 31, 2024, 100.0% of our debt investments bore interest based on floating rates, such as SOFR and Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of December 31, 2024, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2024 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$24,009	$9,125	$14,884
Up 200 basis points	16,006	6,083	9,923
Up 100 basis points	8,003	3,042	4,961
Down 100 basis points	(7,682)	(3,042)	(4,640)
Down 200 basis points	(14,973)	(6,083)	(8,890)
Down 300 basis points	(20,797)	(9,125)	(11,672)

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024,

based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2024, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

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

10.9

Fifth Amendment to Revolving Credit Agreement, dated as of May 13, 2021, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 10, 2021)

10.10

Third Amended and Restated Credit and Security Agreement, dated as of October 27, 2022, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, and Alter Domus (US) LLC, as collateral agent (incorporated by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q filed on November 12, 2024).

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

10.13

Amendment No. 1 to Third Amended and Restated Credit and Security Agreement, dated as of December 6, 2023 among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, and Alter Domus (US) LLC, as collateral agent (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-Q filed on April 1, 2024).

10.14

Eighth Amendment to Revolving Credit Agreement, dated as of May 9, 2024, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on August 12, 2024.)

10.15

Ninth Amendment to Revolving Credit Agreement, dated as of July 30, 2024, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q filed on November 12, 2024).

10.16

Revolving Credit Agreement, dated as of November 8, 2024, among TCW Direct Lending VII LLC, as borrower, and PNC Bank, National Association as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q filed on November 12, 2024).

19.1*	Insider Trading Policy

21.1*	Subsidiaries of TCW Direct Lending VII LLC

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

ITEM 16. Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VII LLC

Date: March 26, 2025	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2025	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 26, 2025	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 26, 2025	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 26, 2025	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 26, 2025	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 26, 2025	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

TCW Direct Lending VII LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending VII LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending VII LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, the financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and portfolio companies; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities, each of which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value of equity instruments and a discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $847,166,450 as of December 31, 2024.

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
•
For selected investments, we utilized fair value specialists to assist in validating the appropriateness of the valuation techniques, valuation models, internal assumptions, and weighting and to test the valuation by developing an independent expectation. We also assessed the reasonableness of the internal assumptions used in the valuation. We developed independent estimates of the fair values and compared our estimates to management’s estimates.
•
We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs for those investments from the prior year-end.

Los Angeles, California

March 26, 2025

We have served as the auditor of one or more investment companies within the group of investment companies since 2014.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 15.84% inc PIK (SOFR + 11.25%, 1.50% Floor, 3.75% PIK)	2.9%	$16,068,695	09/04/25	$16,068,695	$15,474,153
	Heligear Acquisition Co.	07/30/19	Term Loan - 12.08% (SOFR + 7.50%, 2.00% Floor)	8.5%	44,822,810	06/30/25	44,822,810	44,822,810
	Karman Holdings LLC	12/21/20	Revolver - 10.73% (SOFR + 6.25%, 2.00% Floor)	1.2%	6,554,864	12/21/25	6,554,864	6,554,864
	Karman Holdings LLC	12/21/20	Term Loan - 10.73% (SOFR + 6.25%, 2.00% Floor)	11.0%	57,830,258	12/21/25	57,581,565	57,830,258
	Navistar Defense, LLC (2)	07/27/23	Super Senior Revolver - 14.96% inc PIK (SOFR + 10.50%, 1.50% Floor, all PIK)	7.9%	41,485,621	02/01/26	41,471,793	41,485,621
	Navistar Defense, LLC (2)(5)(8)	08/01/22	Term Loan - 12.96% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	1.0%	47,948,961	02/01/26	33,357,512	5,226,437
				32.5%	214,711,209		199,857,239	171,394,143
Capital Goods
	Carolina Atlantic Roofing Supply LLC	05/28/21	Term Loan - 13.78% inc PIK (SOFR + 9.00%, 2.00% Floor, 3.00% PIK)	6.3%	33,842,351	05/28/28	33,656,530	33,131,662
				6.3%	33,842,351		33,656,530	33,131,662
Chemicals
	AGY Holdings Corp.	09/21/20	Term Loan - 14.85% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	3.5%	18,444,254	09/21/27	18,444,254	18,444,254
	AGY Holdings Corp.	05/27/22	Delayed Draw Term Loan - 14.59% inc PIK (SOFR + 10.00%, 1.50% Floor, 6.00% PIK)	3.6%	19,136,952	09/21/27	19,136,944	19,136,952
				7.1%	37,581,206		37,581,198	37,581,206
Commercial & Professional Services
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Term Loan - 11.15% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	2.6%	13,535,325	04/13/29	13,495,272	13,535,325
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Revolver - 11.15% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.3%	1,650,789	04/13/29	1,650,789	1,650,789
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	09/29/22	Incremental Term Loan - 11.15% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.0%	239,613	04/13/29	237,835	239,613
				2.9%	15,425,727		15,383,896	15,425,727
Consumer Durables & Apparel
	Twin Star International, Inc.	06/12/23	Incremental Delayed Draw Term Loan - 11.98% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	1,048,151	06/18/26	1,048,151	1,048,151
	Twin Star International, Inc.(5)(8)	06/18/21	Term Loan - 11.98% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.3%	54,004,347	06/18/26	44,197,185	1,566,126
	Twin Star International, Inc.	02/15/23	Delayed Draw Term Loan - 11.98% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	1,071,463	06/18/26	1,071,463	1,071,463
	Twin Star International, Inc.	06/12/23	Incremental Term Loan - 11.98% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	1,070,171	06/18/26	1,070,171	1,070,171
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Term Loan - 11.98% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	534,919	06/18/26	534,919	534,919
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Delayed Draw Term Loan - 11.98% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.6%	3,036,541	06/18/26	3,018,088	3,036,541
	Twin Star International, Inc.	06/20/24	Protective Advance Term Loan - 11.98% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.4%	2,142,232	06/18/26	2,142,232	2,142,232
	Twin Star International, Inc.	10/03/24	13th Amendment Term Loan - 11.98% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	318,295	06/18/26	318,295	318,295
	Twin Star International, Inc.	10/03/24	13th Amendment Delayed Draw Term Loan - 11.98% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	705,796	06/18/26	705,796	705,796
	Twin Star International, Inc.	10/03/24	13th Amendment Priority Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.1%	273,819	06/18/26	273,819	273,819
				2.3%	64,205,734		54,380,119	11,767,513

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 13.60% (SOFR + 8.75%, 1.25% Floor)	7.1%	$37,534,574	02/26/26	$37,362,357	$37,534,574
				7.1%	37,534,574		37,362,357	37,534,574
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)	10/22/19	Revolver - 10.71% inc PIK (SOFR + 6.00%, 4.60% Floor, all PIK)	1.9%	11,034,398	04/30/28	11,034,398	10,184,750
	WDE TorcSill Holdings LLC(2)	10/22/19	Term Loan - 10.71% inc PIK (SOFR + 6.00%, 4.60% Floor, all PIK)	4.3%	24,669,951	04/30/28	24,669,951	22,770,365
	WDE TorcSill Holdings LLC(2)	08/13/24	Protective Advance Term Loan - 13.00% inc PIK (PRIME + 5.50%, 4.60% Floor, all PIK)	0.5%	2,605,124	04/30/28	2,605,124	2,683,278
				6.7%	38,309,473		38,309,473	35,638,393
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Term Loan - 10.10% (SOFR + 5.50%, 0.75% Floor)	4.4%	23,995,124	05/26/27	23,867,994	23,395,246
	RL Investor Holdings LLC (fka Red Lobster Management, LLC)(4)	09/16/24	Term Loan - 11.83% inc PIK (SOFR + 7.50%, 2.00% Floor, all PIK)	8.7%	46,026,991	09/16/29	46,026,991	46,026,991
				13.1%	70,022,115		69,894,985	69,422,237
Household Durables
	Slogic Holding Corp. (4)	08/25/23	Revolver - 10.35% (SOFR + 5.87%, 1.00% Floor)	0.7%	3,877,285	04/30/25	3,877,285	3,877,285
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 10.52% (SOFR + 5.87%, 1.00% Floor)	5.0%	26,681,925	10/29/26	26,681,925	26,468,470
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 17.79% inc PIK (SOFR + 13.33%, 1.50% Floor, 7.00% PIK)	15.3%	95,664,402	03/31/25	95,277,303	80,932,084
				21.0%	126,223,612		125,836,513	111,277,839
Media
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Revolver - 12.08% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	0.4%	4,408,256	09/28/25	4,134,235	1,992,532
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Term Loan - 12.08% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	3.3%	37,996,697	09/28/25	35,633,236	17,174,507
				3.7%	42,404,953		39,767,471	19,167,039
Publishing
	Bendon Inc.	12/11/20	Revolver - 12.21% (SOFR + 7.75%, 1.50% Floor)	0.2%	968,422	12/11/25	968,422	959,707
	Bendon Inc.	12/11/20	Term Loan - 12.21% (SOFR + 7.75%, 1.50% Floor)	7.4%	39,547,057	12/11/25	39,377,767	39,191,133
				7.6%	40,515,479		40,346,189	40,150,840
Software
	Mondee Holdings LLC	12/20/19	Term Loan - 13.09% inc PIK (SOFR + 8.50%, 1.75% Floor, 2.50% PIK)	16.6%	99,738,798	06/30/28	99,738,798	87,670,403
				16.6%	99,738,798		99,738,798	87,670,403
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	02/06/24	Term Loan - 10.03% (SOFR + 5.50%, 1.00% Floor)	3.1%	16,206,598	08/06/29	15,829,204	16,206,598
	Centric Brands TopCo, LLC (fka Centric Brands Inc.) (3)	02/06/24	Term Loan A-1 - 11.03% (SOFR + 6.50%, 1.00% Floor)	3.2%	16,725,454	02/06/31	16,319,532	16,725,454
	Centric Brands TopCo, LLC (fka Centric Brands Inc.) (3)	02/06/24	Term Loan A-2 - 12.53% inc PIK (SOFR + 8.00%, 1.00% Floor, all PIK)	2.9%	15,215,944	02/06/31	14,881,614	15,215,944
	Hollander Intermediate LLC	09/19/22	Term Loan - 13.22% inc PIK (SOFR + 8.75%, 3.00% Floor, 10.58% PIK)	10.8%	65,302,908	09/21/26	61,064,861	57,009,438
				20.0%	113,450,904		108,095,211	105,157,434
	Total Debt Investments			146.9%	933,966,135		900,209,979	775,319,010

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
	Aerospace & Defense
	TCW ND Parent Holdings LLC. (2)(5)(6)	Class A Units	0.0%	4,399	$43,990	$—
			0.0%	4,399	43,990	—
Chemicals
	AGY Equity LLC (5)(6)	Class A Preferred Units	0.0%	7,752,414	—	—
	AGY Equity LLC (5)(6)	Class B Preferred Units	0.0%	10,078,138	—	—
	AGY Equity LLC (5)(6)	Class C Common Units	0.0%	11,241,000	—	—
	AGY Equity LLC (5)(6)	Class D Preferred Units	1.7%	3,997,226	3,997,226	8,914,613
	AGY Equity LLC (5)(6)	Class E Preferred Units	5.1%	36,177,931	36,177,931	26,702,931
			6.8%	69,246,709	40,175,157	35,617,544
	Commercial & Professional Services
	Outform Holdings LLC (fka Rapid Displays, Inc.)(4)(5)(6)	Class A Common Units	0.0%	7,872,225	39,361	—
			0.0%	7,872,225	39,361	—
	Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)(5)(6)	Class A Units	0.0%	756,280	—	—
			0.0%	756,280	—	—
	Hotels, Restaurants & Leisure
	RL Parent Holdings LLC (fka Red Lobster Management, LLC) (4)(5)(6)	Class A Units	4.0%	40,276	40,276,460	21,295,977
			4.0%	40,276	40,276,460	21,295,977
	Household Durables
	Shelterlogic Group Holdings, Inc (4)(5)(6)	Common Stock	0.0%	1,254,034	—	—
	Greenfield World Trade, Inc. (5)(6)	Class A-1 Warrant, expires 03/25/27	0.3%	4,975	3,178,520	1,741,586
	Greenfield World Trade, Inc. (5)(6)	Class A-2 Warrant, expires 03/25/27	0.1%	1,730	1,189,508	292,306
	Greenfield World Trade, Inc. (5)(6)	Class A-3 Warrant, expires 03/25/27	0.0%	145	113,932	24,448
	Greenfield World Trade, Inc. (5)(6)	Class A-4 Warrant, expires 03/25/27	0.1%	2,401	—	406,041
			0.5%	1,263,285	4,481,960	2,464,381
	Media
	Encompass Digital Media, Inc.(4)(5)(6)	Class A Units	0.0%	722,097	—	—
			0.0%	722,097	—	—
Software
	Mondee Holdings LLC (5)(6)	Common Stock	0.0%	570,627	764,071	30,643
			0.0%	570,627	764,071	30,643

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY (continued)
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3)(5)(6)	Membership Interests	0.0%	359,231	$—	$—
	Centric Brands L.P. (3)(5)(6)	Class A LP Interests	2.4%	359,231	95,579	12,469,537
			2.4%	718,462	95,579	12,469,537
	Total Equity Investments		13.7%	81,194,360	85,876,578	71,878,082
	Total Debt & Equity Investments (7)		160.6%		986,086,557	847,197,092
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.39%, Class X (FGXXX)		2.2%	11,869,775	11,869,775	11,869,775
	Total Cash Equivalents		2.2%		11,869,775	11,869,775
	Short-term Investments
	U.S. Treasury Bill, Yield 4.46%, Maturity Date 04/03/25		56.2%	300,000,000	296,799,833	296,799,833
	Total Short-term Investments		56.2%		296,799,833	296,799,833
	Total Investments (218.9%)				$1,294,756,165	$1,155,866,700
	Net unrealized depreciation on unfunded commitments (-0.1%)					(331,912)
	Liabilities in Excess of Other Assets (-118.8%)					(627,527,222)
	Net Assets (100.0%)					$528,007,566

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and 2024 along with transactions during the year ended December 31, 2024 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2023	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2024	Interest/Dividend/ Other income
Navistar Defense, LLC Super Senior Revolver - 14.96% inc PIK	$10,326,607	$31,171,795	$—	$—	$(12,781)	$41,485,621	$4,864,058
Navistar Defense, LLC Term Loan - 12.96% inc PIK	33,940,881	248,217	—	—	(28,962,661)	5,226,437	271,614
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
WDE TorcSill Holdings LLC Class A Units	—	—	—	—	—	—	—
WDE TorcSill Holdings LLC Protective Advance Term Loan - 13.00% inc PIK	—	2,605,125	—	—	78,153	2,683,278	171,947
WDE TorcSill Holdings LLC Revolver - 10.71% inc PIK	9,602,702	1,786,961	(591,397)	—	(613,516)	10,184,750	1,587,354
WDE TorcSill Holdings LLC Term Loan - 10.71% inc PIK	21,861,053	2,752,106	(396,977)	—	(1,445,817)	22,770,365	3,708,057
Total Controlled Affiliated investments	$75,731,243	$38,564,204	$(988,374)	$—	$(30,956,622)	$82,350,451	$10,603,030

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2024, $60,617,533 or 5.2% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and 2024 along with transactions during the period ended December 31, 2024 in these affiliated investments are as follows:

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Name of Investment	Fair Value at December 31, 2023	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2024	Interest/Dividend/ Other income
Encompass Digital Media Holdings, LLC Class A Units	$—	$—	$—	$—	$—	$—	$—
Encompass Digital Media, Inc. Revolver - 12.08% inc PIK	2,515,804	491,358	(180,533)	—	(834,097)	1,992,532	266,556
Encompass Digital Media, Inc. Term Loan - 12.08% inc PIK	21,696,936	2,659,170	—	—	(7,181,599)	17,174,507	2,272,142
Outform Holdings LLC (fka Rapid Displays, Inc.) Class A Common Units	—	39,361	—	—	(39,361)	—	—
Outform Group, Inc. (fka Rapid Displays, Inc.) Incremental Term Loan - 11.15% inc PIK	199,053	22,325	(2,451)	—	20,686	239,613	29,199
Outform Group, Inc. (fka Rapid Displays, Inc.) Revolver - 11.15% inc PIK	354,000	3,263,456	(2,006,000)	—	39,333	1,650,789	119,086
Outform Group, Inc. (fka Rapid Displays, Inc.) Term Loan - 11.15% inc PIK	11,244,614	1,213,964	(140,453)	—	1,217,200	13,535,325	1,600,867
RL Parent Holdings LLC (fka Red Lobster Management, LLC) Class A Units	—	40,276,460	—	—	(18,980,483)	21,295,977	—
RL Investor Holdings LLC (fka Red Lobster Management, LLC) Term Loan - 11.83% inc PIK	—	46,026,991	—	—	—	46,026,991	2,187,701
Shelterlogic Group Holdings, Inc Common Stock	—	—	—	—	—	—	—
Slogic Holding Corp. Last Out Term Loan - 10.52%	21,879,179	—	—	—	4,589,291	26,468,470	3,045,731
Slogic Holding Corp. Revolver - 10.35%	3,877,285	3,256,919	(3,256,919)	—	—	3,877,285	357,502
Total Non-Controlled Affiliated Investments	$61,766,871	$97,250,004	$(5,586,356)	$—	$(21,169,030)	$132,261,489	$9,878,784

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities was $71,878,082, or 6.2% of the Company’s total assets.
(7)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(8)
Investment is in default as of as of December 31, 2024.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

PIK - Payment-In-Kind

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $200,689,830 and $105,688,206, respectively, for the period ended December 31, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

Name of Investment	Fair Value at December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2023	Interest/ Dividend/ Other Income
AGY Equity LLC Class A Preferred Units	$—	$—	$—	$—	$—	$—	$—
AGY Equity LLC Class B Preferred Units	—	—	—	—	—	—	—
AGY Equity LLC Class C Common Units	—	—	—	—	—	—	—
AGY Equity LLC Class D Preferred Units	—	—	—	—	—	—	—
AGY Holdings Corp. Delayed Draw Term Loan - 15.61% inc PIK	25,420,236	4,874,358	—	—	(1,471,415)	28,823,179	4,816,598
AGY Holdings Corp. Term Loan - 15.64% inc PIK	26,315,189	2,773,320	—	—	(1,323,224)	27,765,285	4,574,950
Navistar Defense, LLC Super Senior Revolver - 16.21% inc PIK	—	10,299,999	—	—	26,608	10,326,607	385,233
Navistar Defense, LLC Term Loan - 14.22% inc PIK	34,632,469	1	—	—	(691,589)	33,940,881	18,127
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
Total Controlled Affiliated investments	$86,367,894	$17,947,678	$—	$—	$(3,459,620)	$100,855,952	$9,794,908

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2023, $74,447,501 or 7.4% of the Company’s total assets were represented by “non—qualifying assets.”
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

Name of Investment	Fair Value at December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2023	Interest/ Dividend/ Other Income
Encompass Digital Media Holdings, LLC Class A Units	$—	$—	$—	$—	$—	$—	$—
Encompass Digital Media, Inc. Revolver - 13.13% inc PIK	1,560,195	2,056,485	—	—	(1,100,876)	2,515,804	276,526
Encompass Digital Media, Inc. Term Loan - 13.13% inc PIK	26,892,285	4,381,065	(1,805,229)	—	(7,771,185)	21,696,936	4,445,399
Shelterlogic Group Holdings, Inc Common Stock	29,432,178	—	—	—	(29,432,178)	—	—
Slogic Holding Corp. Last Out Term Loan - 11.40%	26,681,925	25,214	—	—	(4,827,960)	21,879,179	3,036,611
Slogic Holding Corp. Revolver - 11.37%	—	3,877,285	—	—	—	3,877,285	233,530
Total Non-Controlled Affiliated Investments	$84,566,583	$10,340,049	$(1,805,229)	$—	$(43,132,199)	$49,969,204	$7,992,066

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

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $69,936,152 and $268,468,240 respectively, for the year ended December 31, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	100.0%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of December 31,
	2024	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $700,850 and $728,462, respectively)	$632,586	$692,514
Non-controlled affiliated investments (amortized cost of $172,053 and $67,357, respectively)	132,261	49,969
Controlled affiliated investments (amortized cost of $113,183 and $109,499, respectively)	82,350	100,856
Cash and cash equivalents	14,501	65,036
Short-term investments	296,800	78,714
Interest income receivable	6,873	16,331
Receivable for investments sold	217	813
Deferred financing costs	1,112	331
Due from Adviser	105	46
Prepaid and other assets	61	48
Total Assets	$1,166,866	$1,004,658
Liabilities
Revolving credit facilities payable	$300,000	$—
Payable for short-term investments purchased	296,800	78,714
Incentive fee payable	35,680	82,742
Management fees payable	3,630	3,478
Interest and credit facilities expense payable	1,601	4,403
Unrealized depreciation on unfunded commitments	332	746
Term loan (net of $0 and $806 of deferred financing costs, respectively)	—	264,194
Other accrued expenses and other liabilities	815	614
Total Liabilities	638,858	434,891
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	1,373,401	1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(489,114)	(484,419)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	716,388	721,083
Accumulated overdistributed earnings	(188,380)	(151,316)
Total Members’ Capital	528,008	569,767
Total Liabilities and Members’ Capital	$1,166,866	$1,004,658
Net Asset Value Per Unit (accrual base) (Note 12)(1)	$50.49	$53.53

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31,
	2024	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$61,612	$108,545	$118,796
Interest income paid-in-kind	55,160	21,785	23,161
Other fee income	265	313	790
Non-controlled affiliated investments:
Interest income	3,439	3,417	2,275
Interest income paid-in-kind	6,440	4,575	—
Controlled affiliated investments:
Interest income	1,406	3,817	8,838
Interest income paid-in-kind	9,137	5,947	6,192
Other fee income	60	31	19
Total investment income	137,519	148,430	160,071
Expenses
Incentive fees (Note 4)	(47,062)	6,475	17,717
Interest and credit facility expenses	23,451	28,264	22,300
Management fees (Note 4)	14,103	15,063	18,756
Interest expense on repurchase transactions	2,254	—	—
Professional fees	1,037	1,059	1,116
Administrative fees	1,030	1,151	1,299
Directors’ fees	424	394	394
Other expenses	152	197	238
Total expenses	(4,611)	52,603	61,820
Expenses reimbursed by the Adviser	(105)	(46)	(157)
Net expenses	(4,716)	52,557	61,663
Net investment income	142,235	95,873	98,408
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	(18,725)	(1,483)	2,232
Net change in unrealized (depreciation)/appreciation:
Non-controlled/non-affiliated investments	(24,370)	(21,896)	(26,068)
Non-controlled affiliated investments	(21,169)	(43,132)	(1,451)
Controlled affiliated investments	(30,957)	(3,460)	(2,252)
Net realized gain on short-term investments	1,977	—	—
Net realized and unrealized (loss) gain on investments	(93,244)	(69,971)	(27,539)
Net increase in Members’ Capital from operations	$48,991	$25,902	$70,869
Basic and diluted:
Income per unit	$3.57	$1.89	$5.16
Units outstanding	13,734,010	13,734,010	13,734,010

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at December 31, 2021	$934,160	$(30,864)	$903,296
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	98,408	98,408
Net realized gain on investments	—	2,232	2,232
Net change in unrealized appreciation/(depreciation) on investments	—	(29,771)	(29,771)
Distributions to Members from:
Distributable earnings	—	(116,408)	(116,408)
Return of capital	(116,092)	—	(116,092)
Total Decrease in Members’ Capital for the year ended December 31, 2022	(116,092)	(45,539)	(161,631)
Members’ Capital at December 31, 2022	818,068	(76,403)	741,665
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	95,873	95,873
Net realized loss on investments	—	(1,483)	(1,483)
Net change in unrealized appreciation/(depreciation) on investments	—	(68,488)	(68,488)
Distributions to Members from:
Distributable earnings	—	(100,815)	(100,815)
Return of capital	(96,985)	—	(96,985)
Total Decrease in Members’ Capital for the year ended December 31, 2023	(96,985)	(74,913)	(171,898)
Members’ Capital at December 31, 2023	721,083	(151,316)	569,767
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	142,235	142,235
Net realized loss on investments	—	(16,748)	(16,748)
Net change in unrealized appreciation/(depreciation) on investments	—	(76,496)	(76,496)
Distributions to Members from:
Distributable earnings	—	(86,055)	(86,055)
Return of capital	(4,695)	—	(4,695)
Total Decrease in Members’ Capital for the year ended December 31, 2024	(4,695)	(37,064)	(41,759)
Members’ Capital at December 31, 2024	$716,388	$(188,380)	$528,008

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$48,991	$25,902	$70,869
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(129,953)	(37,629)	(168,946)
Purchases of short-term investments	(296,800)	(78,714)	—
Interest income paid-in-kind	(70,737)	(32,307)	(29,353)
Proceeds from sales and paydowns of investments	106,284	268,259	514,175
Proceeds from sales of short-term investments	80,691	—	—
Realized gain on short-term investments	(1,977)	—	—
Net realized loss (gain) on investments	18,725	1,483	(2,232)
Net change in unrealized (appreciation)/depreciation on investments	76,496	68,488	29,771
Amortization of premium and accretion of discount, net	(4,491)	(9,330)	(13,090)
Amortization of deferred financing costs	1,948	2,359	2,924
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	9,458	(4,699)	(4,693)
(Increase) decrease in due from Adviser	(59)	111	310
(Increase) decrease in prepaid and other assets	(13)	55	1
Increase (decrease) in payable for short-term investments purchased	218,086	78,714	—
Increase (decrease) in interest and credit facilities expense payable	(2,802)	273	1,610
Increase (decrease) in management fees payable	152	(699)	(1,070)
Increase (decrease) in incentive fees payable	(47,062)	6,476	17,717
Increase (decrease) in other accrued expenses and liabilities	182	127	260
Net cash provided by operating activities	7,119	288,869	418,253
Cash Flows from Financing Activities
Distributions	(86,036)	(100,807)	(116,399)
Return of capital	(4,695)	(96,985)	(116,092)
Deferred financing costs paid	(1,923)	(1,698)	(792)
Proceeds from credit facilities	455,000	—	—
Repayments of credit facilities	(420,000)	(72,000)	(251,000)
Net cash used in financing activities	(57,654)	(271,490)	(484,283)
Net (decrease) increase in cash and cash equivalents	(50,535)	17,379	(66,030)
Cash and cash equivalents, beginning of year	65,036	47,657	113,687
Cash and cash equivalents, end of year	$14,501	$65,036	$47,657
Supplemental and non-cash financing activities
Interest expense paid	$20,086	$23,311	$16,812
Distributions payable	$19	$8	$9
Non-cash purchases of investments due to reorganization	$182,135	$3,032	$33,153
Non-cash sales of investments due to reorganization	$(182,135)	$(3,032)	$(33,153)
Receivable for investments sold	$(596)	$208	$605

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except for unit data)

December 31, 2024

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

On August 7, 2024, the Company formed its sixth wholly-owned subsidiary, TCW DL Torcsill LLC, a single member Delaware limited liability company designed to hold equity investments of the Company. As of December 31, 2024, the Company has six wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

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

Commitment Period: The Commitment Period commenced on April 13, 2018 (the “Initial Closing Date”), the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser and ended on May 16, 2021, which is the later of (a) April 13, 2021, three years from the Initial Closing Date and (b) May 16, 2021, three years from the date in which the Company first completed an investment. In accordance with the Company’s LLC Agreement, the Company completed investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expected to be consummated prior to 90 days subsequent to the expiration date of the Commitment Period. The Company may also effect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of Capital Commitments (as defined below). On December 11, 2024, the Company's Members approved a proposal to allow the Company to increase the maximum aggregate of permissible follow-on investments and allow for follow-on investments in existing portfolio companies up to an aggregate amount not to exceed an amount equal to 10% of the aggregate cumulative amounts invested or committed for investment by the Company during the Commitment Period.

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

December 31, 2024

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of December 31, 2024, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of December 31, 2024 was $489,114.

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

December 31, 2024

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2024, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the time of acquisition and one year or less from the balance sheet date to be short-term investments. As of December 31, 2024, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2024

2. Significant Accounting Policies (Continued)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. On January 1, 2024, the Company adopted ASU 2023-07 and the adoption did not have a material impact on the consolidated financial statements.

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

December 31, 2024

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$775,319	$775,319
Equity	—	—	71,878	71,878
Cash equivalents	11,870	—	—	11,870
Short- term investments	296,800	—	—	296,800
Total Assets	$308,670	$—	$847,197	$1,155,867

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2024:

	Debt	Equity	Total
Balance, January 1, 2024	$835,989	$5,775	$841,764
Purchases, including payments received in-kind	306,236	76,589	382,825
Sales and paydowns of investments	(287,823)	—	(287,823)
Amortization of premium and accretion of discount, net	4,491	—	4,491
Net realized loss	(18,725)	—	(18,725)
Net change in unrealized appreciation/(depreciation)	(64,849)	(10,486)	(75,335)
Balance, December 31, 2024	$775,319	$71,878	$847,197
Net change in unrealized appreciation/(depreciation) in investments held as of December 31, 2024	$(68,906)	$(11,250)	$(80,156)

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2024

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

The Company had one investment transfer from level 1 to level 3 during the year-ended December 31, 2024. The Company did not have any investments transfer between levels during the year ended December 31, 2023.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2024:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$230,930	Income Method	Discount Rate	9.4% to 27.0%	16.0%	Decrease
Debt	$142,385	Market Method	EBITDA Multiple	4.8x to 8.0x	6.9x	Increase
		Market Method	Revenue Multiple	0.2x to 1.1x	0.7x	Increase
Debt	$84,974	Income Method	Discount Rate	10.8% to 15.9%	13.1%	Decrease
		Income Method	Take Out Indication	100.0% to 100.0%	100.0%	Increase
Debt	$87,670	Income Method	Discount Rate	17.6% to 17.6%	17.6%	Decrease
		Market Method	EBITDA Multiple	4.5x to 5.5x	5.0x	Increase
Debt	$133,299	Market Method	EBITDA Multiple	5.0x to 7.8x	6.4x	Increase
Debt	$96,061	Market Method	Revenue Multiple	0.6x to 1.4x	1.0x	Increase
Equity	$12,469	Market Method	EBITDA Multiple	5.0x to 7.8x	6.1x	Increase
Equity	$35,618	Market Method	Revenue Multiple	0.8x to 1.4x	1.3x	Increase
Equity	$21,296	Market Method	EBITDA Multiple	4.8x to 8.0x	7.0x	Increase
			Revenue Multiple	0.2x to 0.8x	0.2x	Increase
Equity	$2,464	Market Method	EBITDA Multiple	7.0x to 7.3x	7.1x	Increase
			Revenue Multiple	1.0x to 1.1x	1.1x	Increase
		Income Method	Implied Volatility	20.0% to 30.0%	25.0%	Increase
			Expected Term (in years)	2.0x to 2.5x	2.3x	Increase
Equity	$31	Market Method	EBITDA Multiple	4.5x to 5.5x	5.0x	Increase
		Income Method	Implied Volatility	35.0% to 45.0%	40.0%	Increase
			Expected Term (in years)	0.5x to 1.0x	0.8x	Increase

* Weighted based on fair value

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2024

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

December 31, 2024

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

For the years ended December 31, 2024, 2023 and 2022, Management Fees incurred were $14,103, $15,063 and $18,756, respectively, of which $3,630 and $3,478 remained payable as of December 31, 2024 and 2023, respectively.

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

For the twelve months ended December 31, 2024, 2023, and 2022 Incentive Fees incurred were $(47,062), $6,475, and $17,717, respectively. The Company has not made any incentive fee payments to the Adviser, and as of December 31, 2024 and 2023, the Company's incentive fee payable to the Advisor was $35,680 and $82,742, respectively. During the twelve months ended December 31, 2024, there was a decrease in the incentive fee payable to the Adviser which resulted in the reversal of previously recognized incentive fees and negative incentive fees for the twelve months ended December 31, 2024.

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

December 31, 2024

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

December 31, 2024

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

December 31, 2024

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

During the years ended December 31, 2024, 2023 and 2022, the Adviser reimbursed $105, $46, and $157 respectively, of the Company’s expenses, in accordance with the Administration Agreement. As of December 31, 2024 and 2023, the Company had $105 and $46 of expense reimbursements due from the Adviser. Expense reimbursements received from the Adviser are subject to a three-year recoupment period. The Adviser's ability to potentially recoup expense reimbursements provided to the Company for the years ended December 31, 2024, 2023 and 2022 will expire on December 31, 2027, 2026 and 2025, respectively, and will depend on whether the Company's expenses fall below the annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, the Company will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually). As of December 31, 2024, the Adviser has expense reimbursements available for recoupment of $308, of which, $105 , $46, and $157 will expire on December 31, 2027, 2026 and 2025, respectively.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2024

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2024 and 2023:

		December 31, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2027	$2,067	$—	$2,067	$182
Bendon Inc.	December 2025	4,842	44	7,263	116
Centric Brands Inc.	October 2024	—	—	5,295	—
Encompass Digital Media, Inc.	September 2025	508	278	508	174
Greenfield World Trade, Inc.	January 2025	62	9	4,685	136
Navistar Defense, LLC	February 2026	993	—	—	—
Outform Group, Inc. (f/k/a Rapid Displays, Inc.)	April 2026	999	—	1,377	138
Twin Star International, Inc.	June 2026	271	—	—	—
Twin Star International, Inc.	June 2026	—	—	2,023	—
WDE TorcSill Holdings LLC	April 2028	8	1	8	—
Total		$9,750	$332	$23,226	$746

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, the Company is not aware of any pending or threatened litigation.

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
6. Members’ Capital

The Company’s Unit activity for the years ended December 31, 2024, 2023 and 2022, was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Units at beginning of period	13,734,010	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the years ended December 31, 2024, 2023 and 2022.

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

December 31, 2024

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2024

7. Credit Facilities (Continued)

On November 4, 2024, the Natixis Revolving Credit Agreement matured and as of that date, the Company can no longer borrow amounts under the Natixis Revolving Credit Facility. A summary of amounts outstanding and available under the Natixis Revolving Credit Facility as of December 31, 2023 was as follows:

Natixis Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount
As of December 31, 2023	$250,000	$—	$250,000

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

Under the PNC Credit Facility, the lenders have agreed to extend credit to the Borrower in an aggregate principal amount of up to $400,000 of revolving and term loans (the “PNC Maximum Commitment”), subject to compliance with a borrowing base (the “PNC Borrowing Base”). The PNC Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $900,000, subject to lender consent and obtaining commitments for the increase. The Borrower may make borrowings of (i) a revolving loan (the “PNC Revolving Credit Facility”) under the PNC Credit Facility during the period commencing January 29, 2019 and ending on January 31, 2022 and (ii) a term loan (the “PNC Term Loan”) under the PNC Credit Facility during the period which commenced on January 29, 2019 and ended on January 29, 2020, unless, there is an earlier termination of the PNC Credit Facility or event of default thereunder. The PNC Credit Facility will mature on January 29, 2024. Loans under the PNC Credit Facility bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) SOFR rate plus the sum of the facility margin of 2.3% and SOFR adjustment per annum or (ii) the Base Rate plus the facility margin of 2.30% per annum.

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

December 31, 2024

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2024, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

On November 8, 2024, the Company fully paid all outstanding balances under the PNC Credit Facility and terminated the agreement. A summary of amounts outstanding and available under the PNC Credit Facility as of December 31, 2023 is as follows:

PNC Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2023	$265,000	$265,000	N/A

(1)
No available amount as of December 31, 2023 as the Borrower's ability to make additional borrowings under the PNC Revolving Credit Facility expired on January 31, 2022.

Borrowings under the PNC Credit Facility as of December 31, 2023 of $265,000, consisted entirely of Term Loan Borrowings.

On November 8, 2024, the Company entered into a revolving credit agreement (“PNC Revolving Credit Agreement” and together with the Natixis Revolving Credit Facility and the PNC Revolving Credit Facility, the “Revolving Credit Facilities”) with PNC as administrative agent and PNC Capital Markets LLC as structuring agent. Under the PNC Revolving Credit Agreement, the lenders have agreed to extend credit to the Company in an aggregate principal amount of up to $350,000 of revolving loans (the “PNC Revolving Credit Agreement Maximum Commitment”), subject to compliance with a borrowing base (the “PNC Revolving Credit Agreement Borrowing Base”). The PNC Revolving Credit Agreement will mature on November 8, 2025. Loans under the PNC Revolving Credit Agreement bear interest at a fluctuating rate of interest per annum equal to, at the Company’s option, either (i) one-month SOFR plus the facility margin of 2.15% per annum or (ii) the Base Rate plus the facility margin of 1.15% per annum.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2024

7. Credit Facilities (Continued)

A summary of amounts outstanding and available under the PNC Revolving Credit Agreement as of December 31, 2024:

PNC Revolving Credit Agreement	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2024	$350,000	$300,000	$49,822

(2)
The amount available considers any limitations related to the debt facility borrowing.

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

As of December 31, 2024 and 2023, $1,112 and $331 respectively, of deferred financing costs from the Revolving Credit Facilities had yet to be amortized. As of December 31, 2024 and 2023, $0 and $806, respectively, of deferred financing costs from the PNC Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the PNC Term Loan is as follows:

As of December 31,
2023
Principal amount outstanding on PNC Term Loan	$265,000
Deferred financing costs	(806)
PNC Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$264,194

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of December 31, 2024 and 2023, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Credit Facilities interest expense	$18,417	$22,578	$18,584
Unused fees	2,986	3,226	691
Administrative fees	100	101	101
Amortization of deferred financing costs	1,948	2,359	2,924
Total	$23,451	$28,264	$22,300
Weighted average interest rate	7.75%	7.56%	3.93%
Average outstanding balance	$233,801	$294,556	$466,710

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2024

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

The Repurchase Transactions entered into during the year ended December 31, 2024 had an average principal balance of $160,861 and a weighted average interest rate of 5.40%. The Company did not enter into any Repurchase Transactions during the years ended December 31, 2023 and December 31, 2022.

The net proceeds received from Repurchase Transactions during the year ended December 31, 2024 was a net loss of $277 (comprised of interest expense of $2,254 net of realized gains on short-term investments of $1,977).

The Company had no outstanding Repurchase Obligations as of December 31, 2024 and December 31, 2023.

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

As of December 31, 2024 and 2023, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of December 31,
	2024	2023
Cost of investments for federal income tax purposes	$1,306,549	$1,045,225
Unrealized appreciation	$19,388	$6,469
Unrealized depreciation	$(170,071)	$(73,865)
Net unrealized appreciation (depreciation) on investments	$(150,683)	$(67,396)

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2024

9. Income Taxes (Continued)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2024 and 2023. These differences result primarily from net operating losses, differences in accounting for partnership interest, and amendment fees reclassified as capital gains:

	For the Year Ended December 31,
	2024	2023	2022
Common Unitholders tax reclassification	$—	$—	$—
Undistributed net investment loss	$(9,068)	$(1,820)	$(6,979)
Accumulated net realized gain loss	$9,068	$1,820	$6,979

The tax character of shareholder distributions attributable to the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
Ordinary income	$86,055	$100,478	$109,097
Long term capital gain	$—	$337	$7,311
Return of capital	$4,695	$96,985	$116,092

The tax components of distributable earnings on a tax basis for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Net tax (depreciation) appreciation	$(151,014)	$(68,141)	$347
Capital loss carryover	$(1,304)	$—	$—
Other cumulative effect of timing differences	$(36,063)	$(83,175)	$(76,750)

As of December 31, 2024, the Company had a net long-term capital loss carryforward of $1,304 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

The Company did not have any unrecognized tax benefits as of December 31, 2024 and 2023, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior three and four years, respectively. The Company files U.S. federal, state, local and non-U.S. tax returns, as applicable.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2024

10. Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, Rule 1-02(w)(2) of Regulation S-X stipulates two tests to be utilized by a business development corporation to determine if any of its controlled investments are considered significant subsidiaries for financial reporting purposes: the investment test and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority owned subsidiary in an annual report if any of the tests exceed the thresholds noted in Rule 1-02(w)(2) whereas Rule 4-08(g) only requires summarized financial information in an annual report if the thresholds are exceeded.

As of December 31, 2023, our investment in AGY Holdings Corp. exceeded the threshold in at least one of the Rule 4-08(g) tests. Included below is the summarized financial information for AGY Holdings Corp.:

	As of December 31,
	2024	2023
Selected Balance Sheet Information - AGY Holdings Corp.
Total assets	$234,438	$265,546
Total liabilities	199,548	283,351
Equity	34,890	(17,805)

	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 31,
	2024	2023	2022
Selected Income Statement Information - AGY Holdings Corp.
Total revenue	$126,652	$126,744	$159,138
Net (loss) income	(16,198)	26,931	(12,211)

11. Segment Reporting

The Company represents a single operating segment as the operating results of the Company are monitored as a whole and its long-term asset allocation is determined in accordance with the terms of its prospectus, based on defined investment objectives that is executed by the Company’s portfolio management team. The Company's Chief Financial Officer, serves as the Company’s chief operating decision maker (“CODM”), who acts in accordance with the Board's reviews and approvals. The CODM uses financial information, such as changes in members' capital from operations, changes in members' capital from Company share transactions, and income and expense ratios, consistent with that presented within the accompanying consolidated financial statements and financial highlights to assess the Company’s profits and losses and to make resource allocation decisions, such as the need to obtain additional funding or make distributions. Segment assets are reflected in the Company's Consolidated Statements of Assets and Liabilities as members' capital, which consists primarily of investments at fair value, and significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2024

12. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2024, 2023, 2022, 2021 and 2020 is presented below.

	For the Year Ended December 31,
	2024(1)	2023(1)	2022(1)	2021(1)	2020(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$53.53	$66.04	$77.81	$93.84	$99.36
Income from Investment Operations:
Net investment income	10.36	6.98	7.17	5.66	7.15
Net realized and unrealized (loss) gain	(6.79)	(5.09)	(2.01)	2.48	(2.07)
Total from investment operations	3.57	1.89	5.16	8.14	5.08
Less Distributions:
From distributable earnings	(6.27)	(7.34)	(8.48)	(8.32)	(7.03)
From return of capital	(0.34)	(7.06)	(8.45)	(15.85)	(3.57)
Total distributions(2)	(6.61)	(14.40)	(16.93)	(24.17)	(10.60)
Net Asset Value Per Unit (accrual base), End of Period	$50.49	$53.53	$66.04	$77.81	$93.84
Unitholder Total Return(3)	6.77%	3.34%	8.07%	11.25%	8.69%
Unitholder IRR before incentive fees(4)	9.66%	10.82%	11.96%	12.50%	10.07%
Unitholder IRR after all fees and expenses(4)	9.00%	9.01%	9.87%	10.21%	9.00%
Ratios and Supplemental Data
Members’ Capital, end of period	$528,008	$569,767	$741,665	$903,296	$830,397
Units outstanding, end of period	13,734,010	13,734,010	13,734,010	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	7.47%	7.89%	7.31%	8.97%	6.35%
Expenses reimbursed by Adviser	(0.02%)	(0.01%)	(0.02%)	(0.05)%	(0.13)%
Ratio of net expenses to average net assets	7.45%	7.88%	7.29%	8.92%	6.22%
Ratio of financing cost to average net assets	4.12%	4.24%	2.64%	1.76%	2.92%
Ratio of net investment income before expenses reimbursed to average net assets	24.99%	14.37%	11.63%	8.06%	12.46%
Ratio of net investment income to average net assets	25.01%	14.37%	11.64%	8.10%	12.59%
Ratio of incentive fees to average net assets	(8.28)%	0.97%	2.10%	4.51%	0.40%
Credit facilities payable	$300,000	$264,194	$335,424	$586,887	$583,352
Asset coverage ratio	2.76	3.15	3.20	2.54	2.42
Portfolio turnover rate	12.55%	3.82%	13.16%	39.85%	49.52%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of December 31, 2024, 2023, 2022, 2021, and 2020, respectively.
(2)
Excludes return of unused capital.
(3)
The Total Return for the years ended December 31, 2024, 2023, 2022, 2021, and 2020 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2024

12. Financial Highlights (Continued)

(4)
The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 9.66%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 9.00%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

13. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 2, 2025, the Company entered into a repurchase transaction with Barclay's Bank PLC ("Barclays") whereby the Company sold to Barclays its short term investments and entered into an agreement to repurchase those short term investments from Barclays on January 23, 2025. The repurchase transaction settled on January 23, 2025 in the amount of $296,625.

On January 3, 2025, the Company’s Board of Directors approved a one year extension of the Company’s term from April 13, 2025 to April 13, 2026.