Form 10-Q
period 2025-03-31
TCW Direct Lending VII LLC
filed 2025-05-14
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of March 31, 2025, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 13, 2025 was 13,734,010.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2025

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Columbia Helicopters Inc.	08/20/19	Last Out Term Loan - 15.69% inc PIK (SOFR + 11.25%, 1.50% Floor, 3.75% PIK)	3.1%	$16,300,436	09/04/25	$16,300,436	$16,137,431
	Heligear Acquisition Co.	07/30/19	Term Loan - 12.05% (SOFR + 7.50%, 2.00% Floor)	8.6%	44,088,010	09/30/25	44,088,010	44,088,010
	Karman Holdings LLC	12/21/20	Term Loan - 10.73% (SOFR + 6.25%, 2.00% Floor)	11.2%	57,426,399	12/21/25	57,242,228	57,426,399
	Navistar Defense, LLC (2)	07/27/23	Super Senior Revolver - 14.92% inc PIK (SOFR + 10.50%, 1.50% Floor, all PIK)	8.4%	43,053,549	02/01/26	43,042,864	43,053,549
	Navistar Defense, LLC (2)(5)(8)	08/01/22	Term Loan - 12.92% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	2.5%	49,515,830	02/01/26	33,902,502	12,874,116
				33.8%	210,384,224		194,576,040	173,579,505
Capital Goods
	Carolina Atlantic Roofing Supply LLC	05/28/21	Term Loan - 13.58% inc PIK (SOFR + 9.00%, 2.00% Floor, 3.00% PIK)	6.6%	34,053,499	05/28/28	33,900,545	33,644,857
				6.6%	34,053,499		33,900,545	33,644,857
Chemicals
	AGY Holdings Corp.	09/21/20	Term Loan - 14.55% inc PIK (SOFR + 10.00%, 1.50% Floor, all PIK)	3.7%	19,128,225	09/21/27	19,128,225	19,128,225
	AGY Holdings Corp.	05/27/22	Delayed Draw Term Loan - 14.56% inc PIK (SOFR + 10.00%, 1.50% Floor, all PIK)	3.9%	19,843,502	09/21/27	19,843,495	19,843,502
				7.6%	38,971,727		38,971,720	38,971,727
Commercial & Professional Services
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Term Loan - 10.92% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	2.5%	13,915,236	04/13/29	13,882,902	12,704,610
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Revolver - 10.92% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.2%	1,227,185	04/13/29	1,227,185	1,120,420
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	09/29/22	Incremental Term Loan - 10.92% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.0%	246,339	04/13/29	244,903	224,907
				2.7%	15,388,760		15,354,990	14,049,937
Consumer Durables & Apparel
	Twin Star International, Inc.	06/12/23	Incremental Delayed Draw Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	1,079,539	06/18/26	1,079,539	1,079,539
	Twin Star International, Inc.(5)(8)	06/18/21	Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	55,621,612	06/18/26	44,197,185	1,168,054
	Twin Star International, Inc.	02/15/23	Delayed Draw Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	1,103,551	06/18/26	1,103,551	1,103,551
	Twin Star International, Inc.	06/12/23	Incremental Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	1,102,220	06/18/26	1,102,220	1,102,220
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	550,938	06/18/26	550,938	550,938
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Delayed Draw Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.6%	3,127,476	06/18/26	3,109,023	3,127,476
	Twin Star International, Inc.	06/20/24	Protective Advance Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.4%	2,167,355	06/18/26	2,167,355	2,167,355
	Twin Star International, Inc.	10/03/24	13th Amendment Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	327,827	06/18/26	327,827	327,827
	Twin Star International, Inc.	10/03/24	13th Amendment Delayed Draw Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	726,933	06/18/26	726,933	726,933

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Consumer Durables & Apparel (continued)
	Twin Star International, Inc.	10/03/24	13th Amendment Priority Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.1%	$566,272	06/18/26	$566,272	$566,272
	Twin Star International, Inc.	01/29/25	14th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.1%	347,392	06/18/26	347,392	347,392
	Twin Star International, Inc.	01/29/25	14th Amendment Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.2%	780,829	06/18/26	780,829	780,829
				2.5%	67,501,944		56,059,064	13,048,386
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 13.19% (SOFR + 8.75%, 1.25% Floor)	7.3%	37,282,300	02/26/26	37,147,809	37,282,300
				7.3%	37,282,300		37,147,809	37,282,300
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)	10/22/19	Revolver - 23.35% inc PIK (SOFR + 18.75%, 4.60% Floor, all PIK)	1.8%	11,688,203	04/30/28	11,688,203	9,245,368
	WDE TorcSill Holdings LLC(2)	10/22/19	Term Loan - 23.35% inc PIK (SOFR + 18.75%, 4.60% Floor, all PIK)	4.0%	26,131,683	04/30/28	26,131,683	20,670,161
	WDE TorcSill Holdings LLC(2)	08/13/24	Protective Advance Term Loan - 25.75% inc PIK (PRIME + 18.25%, 4.60% Floor, all PIK)	0.6%	2,775,487	04/30/28	2,775,487	2,858,752
				6.4%	40,595,373		40,595,373	32,774,281
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Term Loan - 10.56% (SOFR + 6.00%, 0.75% Floor)	4.5%	23,946,071	05/26/27	23,832,187	23,155,851
	RL Investor Holdings LLC (fka Red Lobster Management, LLC)(4)	09/16/24	Term Loan - 11.80% inc PIK (SOFR + 7.50%, 2.00% Floor, all PIK)	9.2%	47,388,099	09/16/29	47,388,099	47,388,099
				13.7%	71,334,170		71,220,286	70,543,950
Household Durables
	Slogic Holding Corp. (4)	08/25/23	Revolver - 10.34% (SOFR + 5.87%, 1.00% Floor)	0.8%	3,877,285	06/30/26	3,877,285	3,877,285
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 10.34% (SOFR + 5.87%, 1.00% Floor)	4.9%	26,681,925	10/29/26	26,681,925	24,894,236
	Greenfield World Trade, Inc.	01/31/25	18th Amendment Last Out Term Loan - 17.77% inc PIK (SOFR + 13.33%, 1.50% Floor, all PIK)	0.4%	3,030,025	05/22/25	3,030,025	1,981,636
	Greenfield World Trade, Inc.	03/04/19	Last Out Term Loan - 17.77% inc PIK (SOFR + 13.33%, 1.50% Floor, all PIK)	12.6%	98,520,241	05/22/25	98,397,895	64,432,238
				18.7%	132,109,476		131,987,130	95,185,395
Media
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Revolver - 12.07% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	0.3%	3,672,937	09/28/25	3,267,678	1,520,596
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Term Loan - 12.07% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	3.2%	39,155,547	09/28/25	35,633,236	16,210,396
				3.5%	42,828,484		38,900,914	17,730,992
Publishing
	Bendon Inc.	12/11/20	Revolver - 12.17% (SOFR + 7.75%, 1.50% Floor)	0.2%	968,422	12/11/25	968,422	941,307
	Bendon Inc.	12/11/20	Term Loan - 12.17% (SOFR + 7.75%, 1.50% Floor)	7.4%	39,281,139	12/11/25	39,156,980	38,181,267
				7.6%	40,249,561		40,125,402	39,122,574

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Software
	Mondee, Inc. Secured Super-Priority Debtor-In-Possession Term Loan	01/17/25	Delayed Draw Term Loan - 14.56% inc PIK (SOFR + 10.00%, 1.75% Floor, all PIK)	12.3%	62,837,202	04/24/25	62,837,202	62,837,202
	Mondee Holdings LLC	12/20/19	Term Loan - 10.56% inc PIK (SOFR + 6.00%, 1.75% Floor, 2.50% PIK)	2.1%	55,998,152	06/30/28	55,998,152	10,919,640
				14.4%	118,835,354		118,835,354	73,756,842
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	02/06/24	Term Loan - 9.80% (SOFR + 5.50%, 1.00% Floor)	3.2%	$16,206,598	08/06/29	$15,849,446	$16,206,598
	Centric Brands TopCo, LLC (fka Centric Brands Inc.) (3)	02/06/24	Term Loan A-1 - 10.80% (SOFR + 6.50%, 1.00% Floor)	2.7%	13,686,715	02/06/31	13,367,967	13,686,715
	Centric Brands TopCo, LLC (fka Centric Brands Inc.) (3)	02/06/24	Term Loan A-2 - 12.30% inc PIK (SOFR + 8.00%, 1.00% Floor, all PIK)	3.1%	15,703,240	02/06/31	15,382,421	15,703,240
	Live Comfortably Borrower LLC (fka Hollander Intermediate LLC)(2)	09/19/22	Term Loan - 7.44% (SOFR + 3.00%, 3.00% Floor)	11.0%	64,000,723	09/19/27	59,748,615	56,256,636
				20.0%	109,597,276		104,348,449	101,853,189
	Total Debt Investments			144.8%	959,132,148		922,023,076	741,543,935
	EQUITY
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2)(5)(6)		Class A Units	0.0%	4,399		43,990	—
				0.0%	4,399		43,990	—
Chemicals
	AGY Equity LLC (5)(6)		Class A Preferred Units	0.0%	7,752,414		—	—
	AGY Equity LLC (5)(6)		Class B Preferred Units	0.0%	10,078,138		—	—
	AGY Equity LLC (5)(6)		Class C Common Units	0.0%	11,241,000		—	—
	AGY Equity LLC (5)(6)		Class D Preferred Units	1.7%	3,997,226		3,997,226	8,537,275
	AGY Equity LLC (5)(6)		Class E Preferred Units	4.8%	36,177,931		36,177,931	24,655,260
				6.5%	69,246,709		40,175,157	33,192,535
Commercial & Professional Services
	Outform Holdings LLC (fka Rapid Displays, Inc.)(4)(5)(6)		Class A Common Units	0.0%	7,872,225		39,361	—
				0.0%	7,872,225		39,361	—
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)(5)(6)		Class A Units	0.0%	756,280		—	—
				0.0%	756,280		—	—
Hotels, Restaurants & Leisure
	RL Parent Holdings LLC (fka Red Lobster Management, LLC) (4)(5)(6)		Class A Units	2.1%	40,276		40,276,460	10,806,782
				2.1%	40,276		40,276,460	10,806,782

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY (continued)
Household Durables
	Shelterlogic Group Holdings, Inc (4)(5)(6)	Common Stock	0.0%	1,254,034	—	—
	Greenfield World Trade, Inc. (5)(6)	Class A-1 Warrant, expires 03/25/27	0.0%	4,975	3,178,520	—
	Greenfield World Trade, Inc. (5)(6)	Class A-2 Warrant, expires 03/25/27	0.0%	1,730	1,189,508	—
	Greenfield World Trade, Inc. (5)(6)	Class A-3 Warrant, expires 03/25/27	0.0%	145	113,932	—
	Greenfield World Trade, Inc. (5)(6)	Class A-4 Warrant, expires 03/25/27	0.0%	2,401	—	—
			0.0%	1,263,285	4,481,960	—
Media
	Encompass Digital Media, Inc.(4)(5)(6)	Class A Units	0.0%	722,097	$—	$—
			0.0%	722,097	—	—
Software
	Mondee Holdings LLC (5)(6)	Common Stock	0.0%	570,627	764,071	—
			0.0%	570,627	764,071	—
Textiles, Apparel & Luxury Goods
	Live Comfortably Inc. (fka Hollander Intermediate LLC)(2)(5)(6)	Common Stock	0.0%	29,460	—	—
	Centric Brands GP LLC (3)(5)(6)	Membership Interests	0.0%	359,231	—	—
	Centric Brands L.P. (3)(5)(6)	Class A LP Interests	3.5%	359,231	95,579	17,779,180
			3.5%	747,922	95,579	17,779,180
	Total Equity Investments		12.1%	81,223,820	85,876,578	61,778,497
	Total Debt & Equity Investments (7)		156.9%		1,007,899,654	803,322,432
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.27%, Class X (FGXXX)		4.8%	24,488,612	24,488,612	24,488,612
	Total Cash Equivalents		4.8%		24,488,612	24,488,612
	Short-term Investments
	U.S. Treasury Bill, Yield 4.29%, Maturity Date 04/03/25		57.7%	300,000,000	295,864,750	295,864,750
	Total Short-term Investments		57.7%		295,864,750	295,864,750
	Total Investments (219.1%)				$1,328,253,016	$1,123,675,794
	Net unrealized depreciation on unfunded commitments (-0.2%)					(1,070,607)
	Liabilities in Excess of Other Assets (-118.9%)					(609,801,534)
	Net Assets (100.0%)					$512,803,653

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and March 31, 2025 along with transactions during the period ended March 31, 2025 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at March 31, 2025	Interest/Dividend/ Other income
Live Comfortably Borrower LLC (fka Hollander Intermediate LLC) Term Loan - 7.44% inc PIK	57,009,438	2,935,862	—	(4,252,108)	563,444	56,256,636	2,356,425
Live Comfortably Inc. (fka Hollander Intermediate LLC) Common Stock	—	—	—	—	—	—	—
Navistar Defense, LLC Super Senior Revolver - 14.92% inc PIK	41,485,621	1,571,071	—	—	(3,143)	43,053,549	1,571,684
Navistar Defense, LLC Term Loan - 12.92% inc PIK	5,226,437	544,990	—	—	7,102,689	12,874,116	544,990
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
WDE TorcSill Holdings LLC Class A Units	—	—	—	—	—	—	—
WDE TorcSill Holdings LLC Protective Advance Term Loan - 25.75% inc PIK	2,683,278	170,363	—	—	5,111	2,858,752	171,408
WDE TorcSill Holdings LLC Revolver - 23.35% inc PIK	10,184,750	653,805	—	—	(1,593,187)	9,245,368	658,112
WDE TorcSill Holdings LLC Term Loan - 23.35% inc PIK	22,770,365	1,461,732	—	—	(3,561,936)	20,670,161	1,471,339
Total Controlled Affiliated investments	$139,359,889	$7,337,823	$—	$(4,252,108)	$2,512,978	$144,958,582	$6,773,958

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2025, $63,375,733 or 5.6% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and March 31, 2025 along with transactions during the period ended March 31, 2025 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at March 31, 2025	Interest/Dividend/ Other income
Encompass Digital Media Holdings, LLC Class A Units	$—	$—	$—	$—	$—	$—	$—
Encompass Digital Media, Inc. Revolver - 12.07% inc PIK	1,992,532	—	(866,557)	—	394,621	1,520,596	—
Encompass Digital Media, Inc. Term Loan - 12.07% inc PIK	17,174,507	—	(1)	—	(964,110)	16,210,396	—
Outform Holdings LLC Class A Common Units	—	—	—	—	—	—	—
Outform Group, Inc. Incremental Term Loan - 10.92% inc PIK	239,613	7,068	—	—	(21,774)	224,907	7,009
Outform Group, Inc. Revolver - 10.92% inc PIK	1,650,789	48,396	(472,000)	—	(106,765)	1,120,420	43,801
Outform Group, Inc. Term Loan - 10.92% inc PIK	13,535,325	387,629	—	—	(1,218,344)	12,704,610	384,272
RL Parent Holdings LLC Class A Units	21,295,977	—	—	—	(10,489,195)	10,806,782	—
RL Investor Holdings LLC Term Loan - 11.80% inc PIK	46,026,991	1,361,108	—	—	—	47,388,099	1,361,516
Shelterlogic Group Holdings, Inc Common Stock	—	—	—	—	—	—	—
Slogic Holding Corp. Last Out Term Loan - 10.34%	26,468,470	—	—	—	(1,574,234)	24,894,236	697,805
Slogic Holding Corp. Revolver - 10.34%	3,877,285	—	—	—	—	3,877,285	103,124
Total Non-Controlled Affiliated Investments	$132,261,489	$1,804,201	$(1,338,558)	$—	$(13,979,801)	$118,747,331	$2,597,527

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities was $61,778,497, or 5.4% of the Company’s total assets.
(7)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(8)
Investment is in default as of March 31, 2025.

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $37,967,112 and $12,478,225, respectively, for the period ended March 31, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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
(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and December 31, 2024 along with transactions during the year ended December 31, 2024 in these controlled investments are as follows:

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
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and December 31, 2024 along with transactions during the year ended December 31, 2024 in these affiliated investments are as follows:

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
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities was $71,878,082, or 6.2% of the Company’s total assets.
(7)
The fair value of each debt and equity was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(8)
Investment is in default as of December 31, 2024.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

PIK - Payment-In-Kind

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $200,689,830 and $105,688,206, respectively, for the year ended December 31, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown of Portfolio
United States	100%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2025

	As of March 31,
	2025	As of December 31,
	(unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $658,048 and $700,850, respectively)	$539,617	$632,586
Non-controlled affiliated investments (amortized cost of $172,519 and $172,053, respectively)	118,747	132,261
Controlled affiliated investments (amortized cost of $177,333 and $113,183, respectively)	144,959	82,350
Cash and cash equivalents	27,151	14,501
Short-term investments	295,865	296,800
Interest income receivable	10,261	6,873
Receivable for investments sold	45	217
Deferred financing costs	790	1,112
Due from Adviser	105	105
Prepaid and other assets	30	61
Total Assets	$1,137,570	$1,166,866

Liabilities
Revolving credit facilities payable	$317,500	$300,000
Payable for short-term investments purchased	295,865	296,800
Management fees payable	7,403	3,630
Interest and credit facilities expense payable	1,737	1,601
Unrealized depreciation on unfunded commitments	1,071	332
Incentive fee payable	—	35,680
Other accrued expenses and other liabilities	1,190	815
Total Liabilities	624,766	638,858

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	1,373,401	1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(489,114)	(489,114)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	716,388	716,388
Accumulated overdistributed earnings	(203,584)	(188,380)
Total Members’ Capital	512,804	528,008
Total Liabilities and Members’ Capital	$1,137,570	$1,166,866
Net Asset Value Per Unit (Note 11)(1)	$49.38	$50.49

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2025

	For the Three Months Ended March 31,
	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$13,827	$20,728
Interest income paid-in-kind	6,278	8,718
Non-controlled affiliated investments:
Interest income	802	889
Interest income paid-in-kind	1,796	1,239
Controlled affiliated investments:
Interest income	566	1,560
Interest income paid-in-kind	6,208	2,038
Total investment income	29,477	35,172

Expenses
Incentive fees	(35,680)	(2,749)
Interest and credit facilities expenses	5,336	6,374
Management fees	3,774	3,471
Interest expense on repurchase transactions	775	278
Administrative fees	234	261
Professional fees	140	221
Directors’ fees	98	100
Other expenses	66	34
Total expenses	(25,257)	7,990
Net investment income	54,734	27,182
Net realized and unrealized (loss) gain on investments
Net realized loss:
Controlled affiliated investments	(4,252)	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(54,959)	(5,068)
Non-controlled affiliated investments	(13,980)	(2,567)
Controlled affiliated investments	2,513	(7,815)
Net realized gain on short-term investments	740	257
Net realized and unrealized loss on investments	(69,938)	(15,193)
Net (decrease) increase in Members’ Capital from operations	$(15,204)	$11,989
Basic and diluted:
(Loss) income per unit	$(1.11)	$0.87
Units Outstanding	13,734,010	13,734,010

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2025	$716,388	$(188,380)	$528,008
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	54,734	54,734
Net realized loss on investments	—	(3,512)	(3,512)
Net change in unrealized appreciation/(depreciation) on investments	—	(66,426)	(66,426)
Total Decrease in Members’ Capital for the three months ended March 31, 2025	—	(15,204)	(15,204)
Members’ Capital at March 31, 2025	$716,388	$(203,584)	$512,804

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2024	$721,083	$(151,316)	$569,767
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	27,182	27,182
Net realized gain on investments	—	257	257
Net change in unrealized appreciation/(depreciation) on investments	—	(15,450)	(15,450)
Distributions to Members from:			—
Distributable earnings	—	(5,000)	(5,000)
Total Increase in Members’ Capital for the three months ended March 31, 2024	—	6,989	6,989
Members’ Capital at March 31, 2024	$721,083	$(144,327)	$576,756

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2025

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net (decrease) increase in net assets resulting from operations	$(15,204)	$11,989
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(23,685)	(28,562)
Purchases of short-term investments	(295,865)	(93,660)
Interest income paid-in-kind	(14,282)	(11,995)
Proceeds from sales and paydowns of investments	12,650	9,677
Proceeds from sales of short-term investments	297,540	78,971
Realized gain on short-term investments	(740)	(257)
Net realized loss on investments	4,252	—
Net change in unrealized (appreciation)/depreciation on investments	66,426	15,450
Amortization of premium and accretion of discount, net	(576)	(1,075)
Amortization of deferred financing costs	322	507
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(3,388)	(2,353)
(Increase) decrease in prepaid and other assets	31	23
Increase (decrease) in payable for short-term investments purchased	(935)	14,946
Increase (decrease) in incentive fees payable	(35,680)	(2,749)
Increase (decrease) in management fees payable	3,773	3,471
Increase (decrease) in interest and credit facilities expense payable	136	(139)
Increase (decrease) in other accrued expenses and liabilities	375	391
Net cash used in operating activities	(4,850)	(5,365)
Cash Flows from Financing Activities
Distributions to Members from distributable earnings	—	(4,980)
Proceeds from credit facilities	24,500	15,000
Repayments of credit facilities	(7,000)	(40,000)
Net cash provided by (used in) financing activities	17,500	(29,980)
Net increase (decrease) in cash and cash equivalents	12,650	(35,345)
Cash and cash equivalents, beginning of period	14,501	65,036
Cash and cash equivalents, end of period	$27,151	$29,691
Supplemental and non-cash operating and financing activities
Interest expense paid	$4,846	$4,791
Non-cash purchases of investments due to reorganization	$(46,719)	$(45,406)
Non-cash sales of investments due to reorganization	$46,719	$45,406
Distributions payable	$—	$20

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2025

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

As of March 31, 2025, the Company has six wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

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

As of March 31, 2025

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2025 was $489,114.

2. Significant Accounting Policies

Basis of Presentation: The Company’s unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies, (“ASC 946”). The Company has also consolidated the results of its wholly-owned subsidiaries in its consolidated financial statements in accordance with ASC 946. The unaudited consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission ("SEC") on March 26, 2025.

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

As of March 31, 2025

2. Significant Accounting Policies (Continued)

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. A number of the Company's current investments contain PIK due to certain circumstances involving debt restructurings or work-outs. The high concentration of PIK in the Company's current portfolio is primarily a result of the continued wind down of the portfolio. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2025, PIK interest income earned was $14,282, representing 48.5% of investment income. For the three months ended March 31, 2024, PIK interest income earned was $11,995, representing 34.1% of investment income.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2025

2. Significant Accounting Policies (Continued)

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2025, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of March 31, 2025, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

As of March 31, 2025

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate, or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets, is generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$741,544	$741,544
Equity	—	—	61,778	61,778
Cash equivalents	24,489	—	—	24,489
Short-term investments	295,865	—	—	295,865
Total Assets	$320,354	$—	$803,322	$1,123,676

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

As of March 31, 2025

3. Investment Valuations and Fair Value Measurements (Continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2025:

	Debt	Equity	Total
Balance, January 1, 2025	$775,319	$71,878	$847,197
Purchases, including payments received in-kind	84,686	—	84,686
Sales and paydowns of investments	(59,197)	—	(59,197)
Amortization of premium and accretion of discount, net	576	—	576
Net realized losses	(4,252)	—	(4,252)
Net change in unrealized appreciation/(depreciation)	(55,588)	(10,100)	(65,688)
Balance, March 31, 2025	$741,544	$61,778	$803,322
Net change in unrealized appreciation/(depreciation) in investments held as of March 31, 2025	$(55,588)	$(10,100)	$(65,688)

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

The Company did not have any transfers between levels during the three months ended March 31, 2025 and 2024.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2025:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$133,206	Income Method	Discount Rate	11.9% to 17.2%	14.4%	Decrease
Debt	$61,438	Market Method	EBITDA Multiple	5.8x to 10.8x	8.9x	Increase
			Revenue Multiple	0.1x to 0.7x	0.3x	Increase
Debt	$117,652	Income Method	Discount Rate	9.0% to 21.9%	11.4%	Decrease
Debt			Take Out Indication	100.0% to 100.0%	100.0%	Increase
Debt	$56,257	Income Method	Discount Rate	20.0% to 23.0%	21.5%	Decrease
Debt		Market Method	EBITDA Multiple	7.8x to 9.3x	8.5x	Increase
Debt			Revenue Multiple	0.4x to 0.5x	0.4x	Increase
Debt	$107,142	Market Method	EBITDA Multiple	5.5x to 7.6x	6.4x	Increase
Debt	$265,849	Market Method	Revenue Multiple	0.7x to 1.4x	1.0x	Increase
Equity	$17,779	Market Method	EBITDA Multiple	5.5x to 7.6x	6.1x	Increase
Equity	$33,192	Market Method	Revenue Multiple	0.8x to 1.4x	1.3x	Increase
Equity	$10,807	Market Method	EBITDA Multiple	5.8x to 10.8x	9.8x	Increase
			Revenue Multiple	0.1x to 0.7x	0.2x	Increase

* Weighted based on fair value

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2025

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

As of March 31, 2025

4. Agreements and Related Party Transactions

Advisory Agreement: On December 29, 2017, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution for an initial two-year term. Unless earlier terminated, the Advisory Agreement will remain in effect for additional one-year terms thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement was most recently renewed by the Company's Board on August 12, 2024 for an additional one-year term until September 15, 2025. The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser.

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

Pursuant to the Advisory Agreement, the Adviser:

•
determines the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;
•
identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies);
•
determines the assets the Company will originate, purchase, retain or sell;
•
closes, monitors and administers the investments the Company makes, including the exercise of any rights in the Company’s capacity as a lender; and
•
provides the Company such other investment advice, research and related services as the Company may, from time to time, require.

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

For the three months ended March 31, 2025, Management Fees incurred were $3,774, and $7,403 remained payable as of March 31, 2025. For the three months ended March 31, 2024, Management Fees incurred amounted to $3,471, and $6,949 remained payable at March 31, 2024.

In addition, the Adviser receives an incentive fee (the “Incentive Fee”) as follows:

(a)
First, no Incentive Fee is owed until the Unitholders have collectively received cumulative distributions pursuant to this clause equal to their aggregate contributions to the Company in respect of all Units;
(b)
Second, no Incentive Fee is owed until the Unitholders have collectively received cumulative distributions equal to a 9% internal rate of return on their aggregate contributions to the Company in respect of all Units (the “Hurdle”);

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2025

4. Agreements and Related Party Transactions (Continued)

(c)
Third, the Adviser is entitled to an Incentive Fee out of 100% of additional amounts otherwise distributable to Unitholders until such time as the Incentive Fee paid to the Adviser is equal to 20% of the sum of (i) the amount by which the Hurdle exceeds the aggregate capital contributions of the Unitholders in respect of all Units and (ii) the amount of Incentive Fee being paid to the Adviser pursuant to this clause (c); and
(d)
Thereafter, the Adviser is entitled to an Incentive Fee equal to 20% of additional amounts otherwise distributable to Unitholders in respect of all Units, with the remaining 80% distributed to the Unitholders.

The Incentive Fee is calculated on a cumulative basis and the amount of the Incentive Fee payable in connection with any distribution (or deemed distribution) will be determined in accordance with the foregoing formula each time amounts are to be distributed to the Unitholders.

For the three months ended March 31, 2025, Incentive Fees incurred were ($35,680). For the three months ended March 31, 2024, Incentive Fees incurred were ($2,749). The Company has not made any incentive fee payments to the Adviser, and as of March 31, 2025 and December 31, 2024, the Company's incentive fee payable to the Advisor was $0 and $35,680, respectively.

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

As of March 31, 2025

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

As of March 31, 2025

4. Agreements and Related Party Transactions (Continued)

The Company, and indirectly the Unitholders, bears all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below) (which shall be borne by the Adviser), in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the financial and legal affairs for the Company, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the Investment Company Act of 1940, the Securities Exchange Act of 1934, as amended, and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units of the Company, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s consolidated financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s consolidated financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the investments of the Company and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business. Notwithstanding the foregoing, in the event of a Reorganization (as defined in the LLC Agreement) that results in a Public Company (as defined in the LLC Agreement) or an Extension Fund (as defined in the LLC Agreement), including a Reorganization (as defined in the LLC Agreement) pursuant to which the Company becomes the Public Company or the Extension Fund, the fees, costs and expenses associated with any such restructuring, initial public offering, listing of equity securities or reorganization will be borne appropriately by the Public Company and the Extension Fund (and indirectly only by Unitholders that elect to become investors in the Public Company or the Extension Fund), as the case may be, and no others will directly or indirectly bear such fees, costs or expenses.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2025

4. Agreements and Related Party Transactions (Continued)

However, the Company does not bear (a) more than an amount equal to 10 basis points of investors’ aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through the date that is nine months after the Initial Closing Date, as it may be extended by the Adviser, and (b) more than an amount equal to 12.5 basis points of aggregate Commitments computed annually for Company Expenses (the “Expense Cap”); provided, that, any amount by which actual annual expenses in (b) exceed the 12.5 basis point limit shall be carried over to the next year, without limitation, as additional expense until the earlier of the Reorganization (as defined in the LLC Agreement) or the dissolution of the Company, with any partial year assessed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the 12.5 basis point limit in (b), the following expenses shall be excluded and shall be borne by the Company as incurred without regard to the 12.5 basis point limit in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with the Company’s borrowings (including interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against the Company, out-of-pocket expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of the Company’s portfolio investments performed by the Company’s independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to the Company, out-of-pocket costs and expenses relating to any Reorganization or liquidation of the Company, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, in no event will the Company carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the 12.5 basis point limit for more than three years from the date on which such expenses were reimbursed.

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

All Adviser Operating Expenses and all expenses of the Company that the Company does not bear, as set forth above, will be borne by the Adviser or its affiliates.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2025

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2025 and December 31, 2024:

		March 31, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2027	$2,067	$—	$2,067	$—
Bendon Inc.	December 2025	4,842	136	4,842	44
Encompass Digital Media, Inc.	September 2025	1,374	805	508	278
Greenfield World Trade, Inc.	January 2025	—	—	62	9
Karman Holdings LLC	December 2025	6,555	—	—	—
Navistar Defense, LLC	February 2026	993	—	993	—
Outform Group, Inc. (f/k/a Rapid Displays, Inc.)	April 2026	1,471	128	999	—
Twin Star International, Inc.	June 2026	—	—	271	—
Twin Star International, Inc.	June 2026	555	—	—	—
Twin Star International, Inc.	June 2026	555	—	—	—
WDE TorcSill Holdings LLC	April 2028	8	2	8	1
Total		$18,420	$1,071	$9,750	$332

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, the Company is not aware of any pending or threatened litigation.

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

6. Members' Capital

The Company’s Unit activity for the three months ended March 31, 2025 and 2024, was as follows:

	Three Months Ended March 31,
	2025	2024
Units at beginning of period	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three months ended March 31, 2025 and 2024.

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

As of March 31, 2025

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

As of March 31, 2025

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

As of March 31, 2025

7. Credit Facilities (Continued)

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2025, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the PNC Revolving Credit Agreement as of March 31, 2025 and December 31, 2024 was as follows:

PNC Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2025	$350,000	$317,500	$32,322
As of December 31, 2024	$350,000	$300,000	$49,822

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2025

7. Credit Facilities (Continued)

As of March 31, 2025 and December 31, 2024, $790 and $1,112, respectively, of deferred financing costs from the Revolving Credit Facility had yet to be amortized.

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of March 31, 2025 and 2024, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Credit Facilities interest expense	$4,988	$4,672
Unused commitment fees	26	1,145
Administrative fees	—	50
Amortization of deferred financing costs	322	507
Total	$5,336	$6,374
Weighted average interest rate	6.48%	8.05%
Average outstanding balance	$308,044	$229,670

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

The Repurchase Transactions entered into during the three months ended March 31, 2025 and 2024 had an average principal balance of $296,625 and $78,700, respectively and a weighted average interest rate of 4.54% and 5.61%, respectively.

The net proceeds received from Repurchase Transactions during the three months ended March 31, 2025 and 2024 was a net loss of $35 (comprised of interest expense of $775 net of realized gains on short-term investments of $740) and a net loss of $21 (comprised of interest expense of $278 net of realized gains on short-term investments of $257), respectively.

The Company had no outstanding Repurchase Obligations as of March 31, 2025 and December 31, 2024.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2025

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

As of March 31, 2025 and December 31, 2024, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of March 31, 2025	As of December 31, 2024
Cost of investments for federal income tax purposes	$1,328,253	$1,306,549
Unrealized appreciation	$23,651	$19,388
Unrealized depreciation	$(228,229)	$(170,071)
Net unrealized depreciation on investments	$(204,578)	$(150,683)

The Company did not have any unrecognized tax benefits as of December 31, 2024, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior two years.

10. Segment Reporting

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2025

11. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2025 and 2024 is presented below.

	For the Three Months Ended March 31,
	2025(1)	2024(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$50.49	$53.53
Income from Investment Operations:
Net investment income	3.99	1.98
Net realized and unrealized loss	(5.10)	(1.11)
Total income from investment operations	(1.11)	0.87
Less Distributions:
From distributable earnings	—	(0.36)
Total distributions	—	(0.36)
Net Asset Value Per Unit (accrual base), End of Period	$49.38	$54.04
Unitholder Total Return(2)(3)	(2.11)%	1.66%
Unitholder IRR before incentive fees(4)	8.52%	10.67%
Unitholder IRR after all fees and expenses(4)	8.52%	9.00%
Ratios and Supplemental Data:
Members’ Capital, end of period	$512,804	$576,756
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses before incentive fees to average net assets(5)	8.02%	7.50%
Ratio of financing cost to average net assets(3)	1.01%	1.11%
Ratio of net investment income to average net assets(5)	42.12%	18.96%
Ratio of incentive fees to average net assets(5)	(27.46)%	(1.92)%
Credit facilities payable	317,500	239,469
Asset coverage ratio	2.62	3.40
Portfolio turnover rate(3)	1.47%	1.10%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of March 31, 2025 and 2024, respectively.
(2)
The Total Return for the three months ended March 31, 2025 and 2024 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 8.52%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 8.52%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
(5)
Annualized.

12. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On April 1, 2025, the Company entered into a Repurchase Transaction with Barclays which settled on April 25, 2025 in the amount of $296,751.

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
•
the impact of current global economic conditions, including those caused by inflation, an elevated interest rate environment and geopolitical events;
•
a decline in interest rates could adversely impact our results as majority of our investments bear interest based on floating rates;
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
•
uncertainty surrounding global political and financial stability, including the liquidity of the banking industry and the risk of recession or a shutdown of government services;
•
changes or potential disruptions in our operations and the operations of our portfolio companies, the economy, financial markets or political environment, including those caused by tariffs and trade disputes with other countries, supply chain issues, inflation and an elevated interest rate environment;
•
risks associated with possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, war or other geopolitical conflict, natural disasters, pandemics or cybersecurity incidents;
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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 26, 2025.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are regulated under the 1940 Act as an investment company.

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

As of March 31, 2025, we have six wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

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

Critical Accounting Policies and Estimates

Investments at Fair Value

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 3 to our consolidated financial statements for more information on our critical accounting policies.

Investments that we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate, or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets, is generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

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

A number of our current investments contain PIK due to certain circumstances including debt restructurings or work-outs. The high concentration of PIK in our current portfolio is primarily a result of the continued wind down of the portfolio. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2025, PIK interest income earned was $14.3 million, representing 48.5% of investment income. For the three months ended March 31, 2024, PIK interest income earned was $12.0 million, representing 34.1% of investment income.

Realized gains and losses on investments are recorded on a specific identification basis. We typically receive a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized as interest income in the period in which the fees were earned. Income received in exchange for the provision of services such as administration and managerial services is recognized as other fee income in the period in which it was earned.

We have entered into certain intercreditor agreements that entitle us to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, we may receive a higher interest rate than the contractual stated interest rate as disclosed on our Consolidated Schedule of Investments.

Certain investments have an unfunded loan commitment for a delayed draw term loan or revolving credit. We earn an unused commitment fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Investment Activity

As of March 31, 2025, our portfolio consisted of 43 debt investments and 19 equity investments. Based on fair values as of March 31, 2025, our portfolio was 92.3% invested in debt investments which were mostly senior secured term loans. The remaining 7.7% represented our equity investments, which were comprised of common stock, preferred stock, membership interests and warrants. Debt investments in three portfolio companies were on non-accrual status as of March 31, 2025, representing 4.0% and 11.6% of our portfolio's fair value and cost, respectively.

As of December 31, 2024, our portfolio consisted of 40 debt investments and 18 equity investments. Based on fair values as of December 31, 2024, our portfolio was 91.5% invested in debt investments which were mostly senior secured term loans. The remaining 8.5% represented our equity investments, which were comprised of common stock, preferred stock and warrants. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2024, representing 3.1% and 11.9% of our portfolio's fair value and cost, respectively.

Our total investment portfolio increased to 62 investments as of March 31, 2025 from 58 investments as of December 31, 2024 due to follow-on investments in Mondee, Inc., Greenfield World Trade, Inc, and Twin Star International, Inc.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2025:

Industry	Percent of Total Investments
Aerospace & Defense	21%
Textiles, Apparel & Luxury Goods	15%
Household Durables	12%
Hotels, Restaurants & Leisure	10%
Software	9%
Chemicals	9%
Publishing	5%
Consumer Services	5%
Capital Goods	4%
Energy Equipment & Services	4%
Media	2%
Commercial & Professional Services	2%
Consumer Durables & Apparel	2%
Total	100%

Interest income, including PIK interest income, was $29.5 million and $33.9 million for the three months ended March 31, 2025 and 2024, respectively. Interest income for the three months ended March 31, 2025 and 2024 included $14.3 million and $12.0 million, respectively, of PIK interest income.

Results of Operations

Our operating results for the three months ended March 31, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024

Total investment income	$29,477	$35,172
Total expenses	(25,257)	7,990
Net investment income	54,734	27,182
Net realized loss on investments	(4,252)	—
Net change in unrealized appreciation/(depreciation) on investments	(66,426)	(15,450)
Net realized gain on short-term investments	740	257
Net (decrease) increase in Members’ Capital from operations	$(15,204)	$11,989

Total investment income

Total investment income for the three months ended March 31, 2025 and 2024 was $29.5 million and $35.2 million, respectively. The decrease in total investment income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a decrease in interest rates during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Total expenses

Expenses for the three months ended March 31, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
Expenses
Incentive fees	$(35,680)	$(2,749)
Interest and credit facilities expenses	5,336	6,374
Management fees	3,774	3,471
Interest expense on repurchase transactions	775	278
Administrative fees	234	261
Professional fees	140	221
Directors’ fees	98	100
Other expenses	66	34
Total expenses	$(25,257)	$7,990

Our total expenses were ($25.3) million and $8.0 million for the three months ended March 31, 2025 and 2024, respectively. Our total expenses included management fees attributed to the Adviser of $3.8 million and $3.5 million; and incentive fees of ($35.7) million and $(2.7) million, for the three months ended March 31, 2025 and 2024, respectively.

The decrease in total expenses during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the decrease in incentive fees during the current period combined with a decrease in interest and credit facility expenses. Incentive fees decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to the reversal of previously accrued incentive fees. The Fund had realized and unrealized losses during the three months ended March 31, 2025 which resulted in a reduction of incentive fee payable to the Adviser as of March 31, 2025.

Net investment income

Net investment income for the three months ended March 31, 2025 and 2024 was $54.7 million and $27.2 million, respectively. Our net investment income increased during the three months ended March 31, 2025 compared the three months ended March 31, 2024, due to the decrease in total expenses which was partially offset by the decrease in investment income during the three months ended March 31, 2025, as described above.

Net realized loss on investments

Our net realized loss on investments for the three months ended March 31, 2025 and 2024 was $4.3 million and $0, respectively. Our net realized loss during the three months ended March 31, 2025 was entirely attributable to our partial disposition of the Live Comfortably Borrower LLC (fka Hollander Intermediate LLC) term loan. We did not have a realized loss during the three months ended March 31, 2024 as none of our investments were disposed of during the period.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) investments for the three months ended March 31, 2025 and 2024 was ($66.4) million and ($15.5) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2025 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Navistar Defense, LLC	Term Loan	$7,103
Centric Brands L.P.	Class A LP Interests	5,310
Greenfield World Trade, Inc.	Class A-4 Warrant, expires 03/25/27	(406)
Bendon Inc.	Term Loan	(789)
Encompass Digital Media, Inc.	Term Loan	(964)
Greenfield World Trade, Inc.	18th Amendment Last Out Term Loan	(1,048)
Outform Group, Inc.	Term Loan	(1,218)
Slogic Holding Corp.	Last Out Term Loan	(1,574)
WDE TorcSill Holdings LLC	Revolver	(1,594)
Greenfield World Trade, Inc.	Class A-1 Warrant, expires 03/25/27	(1,742)
AGY Equity LLC	Class E Preferred Units	(2,048)
WDE TorcSill Holdings LLC	Term Loan	(3,562)
Greenfield World Trade, Inc.	Last Out Delayed Draw Term Loan	(4,400)
RL Parent Holdings LLC	Class A Units	(10,489)
Greenfield World Trade, Inc.	Last Out Term Loan	(15,220)
Mondee Holdings LLC	Term Loan	(33,010)
All others	Various	(775)
Net change in unrealized appreciation/(depreciation)		$(66,426)

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

Net realized gain on short-term investments

During the three months ended March 31, 2025 and 2024 we incurred $0.7 million and $0.3 million, respectively, in realized gains from our short-term investments in government treasuries.

Net (decrease) increase in Members’ Capital from operations

Our net (decrease) increase in Members’ Capital from operations during the three months ended March 31, 2025 and 2024 was ($15.2) million and $12.0 million, respectively. The relative Net decrease in Members’ Capital from operations during the three months ended March 31, 2025 compared to the Net increase in Members' Capital from operations three months ended March 31, 2024 was primarily due to net realized and unrealized losses during the current quarter which was a net loss of $69.9 million, compared to a net realized and unrealized loss of $15.2 million during the three months ended March 31, 2024, partially offset by higher net investment income during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

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

As of March 31, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

March 31, 2025
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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2025, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the PNC Revolving Credit Agreement as of March 31, 2025 and December 31, 2024 was as follows (dollar amounts in thousands):

PNC Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2025	$350,000	$317,500	$32,322
As of December 31, 2024	$350,000	$300,000	$49,822

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

As of March 31, 2025 and December 31, 2024, $0.8 million and $1.1 million, respectively, of deferred financing costs from the Revolving Credit Facility had yet to be amortized.

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of March 31, 2025 and 2024, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three months ended March 31, 2025 and 2024 was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Credit Facilities interest expense	$4,988	$4,672
Unused commitment fees	26	1,145
Administrative fees	—	50
Amortization of deferred financing costs	322	507
Total	$5,336	$6,374
Weighted average interest rate	6.48%	8.05%
Average outstanding balance	$308,044	$229,670

We had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

		March 31, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2027	$2,067	$—	$2,067	$—
Bendon Inc.	December 2025	4,842	136	4,842	44
Encompass Digital Media, Inc.	September 2025	1,374	805	508	278
Greenfield World Trade, Inc.	January 2025	—	—	62	9
Karman Holdings LLC	December 2025	6,555	—	—	—
Navistar Defense, LLC	February 2026	993	—	993	—
Outform Group, Inc. (f/k/a Rapid Displays, Inc.)	April 2026	1,471	128	999	—
Twin Star International, Inc.	June 2026	—	—	271	—
Twin Star International, Inc.	June 2026	555	—	—	—
Twin Star International, Inc.	June 2026	555	—	—	—
WDE TorcSill Holdings LLC	April 2028	8	2	8	1
Total		$18,420	$1,071	$9,750	$332

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

The Repurchase Transactions entered into by us during the three months ended March 31, 2025 and 2024 had an average principal balance of $296.6 million and $78.7 million, respectively and a weighted average interest rate of 4.54% and 5.61%, respectively.

The net proceeds received by us from Repurchase Transactions during the three months ended March 31, 2025 and 2024 was a net loss of $35 thousand (comprised of interest expense of $0.8 million net of realized gains on short-term investments of $0.7 million) and a net loss of $21 thousand (comprised of interest expense of $0.3 million net of realized gains on short-term investments of $0.3 million), respectively.

We had no outstanding Repurchase Obligations as of March 31, 2025 and December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk and changes in interest rates.

Valuation Risk. The majority of our investments are in instruments that do not have readily ascertainable market prices and the Adviser, as our valuation designee, will value these securities at fair value as determined in good faith under procedures approved by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk. As of March 31, 2025, 99.8% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of March 31, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 4.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our March 31, 2025 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$24,621	$9,657	$14,964
Up 200 basis points	16,414	6,438	9,976
Up 100 basis points	8,207	3,219	4,988
Down 100 basis points	(7,824)	(3,219)	(4,605)
Down 200 basis points	(15,284)	(6,438)	(8,846)
Down 300 basis points	(21,099)	(9,657)	(11,441)

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, on our performance.

There have been significant changes to United States trade policies, agreements and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, agreements and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on our business, financial condition and results of operations.

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

3.6*	Amendment to Fourth Amended and Restated Limited Liability Company Agreement, dated December 11, 2024

10.1	Investment Advisory and Management Agreement dated December 29, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2018).

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

Date: May 13, 2025	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 13, 2025
	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer