Form 10-Q
period 2025-06-30
TCW Direct Lending VII LLC
filed 2025-08-12
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of June 30, 2025, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 12, 2025 was 13,734,010.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2025

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Navistar Defense, LLC (2)	07/27/23	Super Senior Revolver - 14.93% inc PIK (SOFR + 10.50%, 1.50% Floor, all PIK)	9.2%	$44,698,286	02/01/26	$44,690,778	$44,698,286
	Navistar Defense, LLC (2)(5)(8)	08/01/22	Term Loan - 12.93% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	2.7%	51,151,201	02/01/26	33,902,510	13,043,556
				11.9%	95,849,487		78,593,288	57,741,842
Capital Goods
	Carolina Atlantic Roofing Supply LLC	05/28/21	Term Loan - 13.60% inc PIK (SOFR + 9.00%, 2.00% Floor, 3.00% PIK)	7.1%	34,266,358	05/28/28	34,146,548	34,300,625
				7.1%	34,266,358		34,146,548	34,300,625
Chemicals
	AGY Holdings Corp.	09/21/20	Term Loan - 14.54% inc PIK (SOFR + 10.00%, 1.50% Floor, all PIK)	4.1%	19,840,153	09/21/29	19,840,153	19,840,153
	AGY Holdings Corp.	05/27/22	Delayed Draw Term Loan - 14.56% inc PIK (SOFR + 10.00%, 1.50% Floor, all PIK)	4.3%	20,582,867	09/21/29	20,582,862	20,582,867
				8.4%	40,423,020		40,423,015	40,423,020
Commercial & Professional Services
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Term Loan - 10.92% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	2.7%	14,303,012	04/13/29	14,278,482	13,273,195
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Revolver - 10.92% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.2%	1,000,281	04/13/29	1,000,281	928,261
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	09/29/22	Incremental Term Loan - 10.92% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.0%	253,203	04/13/29	252,114	234,973
				2.9%	15,556,496		15,530,877	14,436,429
Consumer Durables & Apparel
	Twin Star International, Inc.	06/12/23	Incremental Delayed Draw Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	1,112,147	06/18/26	1,112,147	1,112,147
	Twin Star International, Inc.(5)(8)	06/18/21	Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	1.5%	57,301,653	06/18/26	44,197,191	7,391,913
	Twin Star International, Inc.	02/15/23	Delayed Draw Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	1,136,883	06/18/26	1,136,883	1,136,883
	Twin Star International, Inc.	06/12/23	Incremental Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	1,135,512	06/18/26	1,135,512	1,135,512
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	567,579	06/18/26	567,579	567,579
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Delayed Draw Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.7%	3,221,941	06/18/26	3,203,514	3,221,941
	Twin Star International, Inc.	06/20/24	Protective Advance Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.5%	2,232,820	06/18/26	2,232,820	2,232,820
	Twin Star International, Inc.	10/03/24	13th Amendment Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	337,729	06/18/26	337,729	337,729
	Twin Star International, Inc.	10/03/24	13th Amendment Delayed Draw Term Loan - 11.95% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	748,889	06/18/26	748,889	748,889

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Consumer Durables & Apparel (continued)
	Twin Star International, Inc.	10/03/24	13th Amendment Priority Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.1%	$610,144	06/18/26	$610,144	$610,144
	Twin Star International, Inc.	01/29/25	14th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.1%	376,407	06/18/26	376,407	376,407
	Twin Star International, Inc.	01/29/25	14th Amendment Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.2%	863,954	06/18/26	863,954	863,954
	Twin Star International, Inc.	03/31/25	15th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.1%	598,100	06/18/26	598,100	598,100
	Twin Star International, Inc.	03/31/25	15th Amendment Discretionary Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.1%	582,978	06/18/26	582,978	582,978
	Twin Star International, Inc.	06/11/25	16th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.1%	437,008	06/18/26	437,008	437,008
				4.4%	71,263,744		58,140,855	21,354,004
Consumer Services
	Grand Circle Corporation	02/26/21	Term Loan - 13.29% (SOFR + 8.75%, 1.25% Floor)	7.7%	37,030,026	02/26/26	36,933,170	37,030,026
				7.7%	37,030,026		36,933,170	37,030,026
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)	10/22/19	Revolver - 23.35% inc PIK (SOFR + 18.75%, 4.60% Floor, all PIK)	1.8%	12,391,743	04/30/28	12,391,743	8,711,395
	WDE TorcSill Holdings LLC(2)	10/22/19	Term Loan - 23.35% inc PIK (SOFR + 18.75%, 4.60% Floor, all PIK)	4.0%	27,538,497	04/30/28	27,538,497	19,359,563
	WDE TorcSill Holdings LLC(2)	08/13/24	Protective Advance Term Loan - 25.75% inc PIK (PRIME + 18.25%, 4.60% Floor, all PIK)	0.6%	2,960,091	04/30/28	2,960,091	3,048,894
				6.4%	42,890,331		42,890,331	31,119,852
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Term Loan - 9.93% (SOFR + 5.50%, 0.75% Floor)	4.8%	23,900,948	05/26/27	23,800,415	23,183,920
	RL Investor Holdings LLC (fka Red Lobster Management, LLC)(4)	09/16/24	Term Loan - 11.80% inc PIK (SOFR + 7.50%, 2.00% Floor, all PIK)	11.0%	53,115,018	09/16/29	53,115,018	53,115,018
				15.8%	77,015,966		76,915,433	76,298,938
Household Durables
	Slogic Holding Corp. (4)	08/25/23	Revolver - 10.32% inc PIK (SOFR + 5.87%, 1.00% Floor, all PIK)	0.8%	3,658,289	06/30/26	3,658,289	3,658,289
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 10.35% inc PIK (SOFR + 5.87%, 1.00% Floor, all PIK)	4.0%	27,379,216	10/29/26	27,379,216	19,165,451
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)	06/23/25	First Out Term Loan - 9.94% inc PIK (SOFR + 5.50%, 1.50% Floor, all PIK)	1.1%	5,314,678	06/23/28	5,314,678	5,314,678
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)	06/23/25	Last Out Term Loan - 9.94% inc PIK (SOFR + 5.50%, 1.00% Floor, all PIK)	7.4%	35,580,354	06/23/28	35,580,354	35,580,354
				13.3%	71,932,537		71,932,537	63,718,772

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Media
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Revolver - 12.05% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	0.3%	$3,787,700	09/28/25	$3,267,678	$1,443,114
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Term Loan - 12.05% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	3.2%	40,360,392	09/28/25	35,633,236	15,377,309
				3.5%	44,148,092		38,900,914	16,820,423
Publishing
	Bendon Inc.	12/11/20	Revolver - 12.18% (SOFR + 7.75%, 1.50% Floor)	0.2%	968,422	12/11/25	968,422	943,243
	Bendon Inc.	12/11/20	Term Loan - 12.18% (SOFR + 7.75%, 1.50% Floor)	7.9%	39,116,240	12/11/25	39,037,103	38,099,218
				8.1%	40,084,662		40,005,525	39,042,461
Software
	Tabhi Purchaser, LLC (fka Mondee Holdings LLC)(2)	04/03/35	Delayed Draw Term Loan - 10.30% (SOFR + 6.00%, 2.50% Floor)	1.0%	4,843,000	10/03/28	4,843,000	4,843,000
	Tabhi Purchaser, LLC (fka Mondee Holdings LLC)(2)	04/03/25	Term Loan B - 10.30% inc PIK (SOFR + 6.00%, 1.75% Floor, all PIK)	11.1%	53,807,346	10/03/28	53,807,346	53,807,346
				12.1%	58,650,346		58,650,346	58,650,346
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	02/06/24	Term Loan - 9.76% (SOFR + 5.50%, 1.00% Floor)	3.4%	16,206,598	08/06/29	15,869,750	16,206,598
	Centric Brands TopCo, LLC (fka Centric Brands Inc.) (3)	02/06/24	Term Loan A-1 - 10.76% (SOFR + 6.50%, 1.00% Floor)	2.8%	13,686,715	02/06/31	13,381,697	13,686,715
	Centric Brands TopCo, LLC (fka Centric Brands Inc.) (3)	02/06/24	Term Loan A-2 - 12.26% inc PIK (SOFR + 8.00%, 1.00% Floor, all PIK)	3.3%	16,180,822	02/06/31	15,873,823	16,180,822
	Live Comfortably Borrower LLC (fka Hollander Intermediate LLC)(2)	09/19/22	Term Loan - 7.44% (SOFR + 3.00%, 3.00% Floor)	11.2%	64,000,723	09/19/27	59,748,615	54,080,611
				20.7%	110,074,858		104,873,885	100,154,746
	Total Debt Investments			122.3%	739,185,923		697,936,724	591,091,484
	EQUITY
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2)(5)(6)		Class A Units	0.0%	4,399		43,990	—
				0.0%	4,399		43,990	—
Chemicals
	AGY Equity LLC (5)(6)		Class A Preferred Units	0.0%	7,752,414		—	—
	AGY Equity LLC (5)(6)		Class B Preferred Units	0.0%	10,078,138		—	—
	AGY Equity LLC (5)(6)		Class C Common Units	0.0%	11,241,000		—	—
	AGY Equity LLC (5)(6)		Class D Preferred Units	1.8%	3,997,226		3,997,226	8,590,838
	AGY Equity LLC (5)(6)		Class E Preferred Units	5.2%	36,177,931		36,177,931	24,944,684
				7.0%	69,246,709		40,175,157	33,535,522
Commercial & Professional Services
	Outform Holdings LLC (fka Rapid Displays, Inc.)(4)(5)(6)		Class A Common Units	0.0%	7,872,225		39,361	—
				0.0%	7,872,225		39,361	—

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY (continued)
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)(5)(6)	Class A Units	0.0%	756,280	$—	$—
			0.0%	756,280	—	—
Hotels, Restaurants & Leisure
	RL Parent Holdings LLC (fka Red Lobster Management, LLC) (4)(5)(6)	Class A Units	0.9%	40,276	40,276,460	4,249,763
			0.9%	40,276	40,276,460	4,249,763
Household Durables
	Shelterlogic Group Holdings, Inc (4)(5)(6)	Common Stock	0.0%	1,254,034	—	—
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.) (2)(5)(6)	Class A Units	6.5%	77,501,303	38,378,723	31,202,025
			6.5%	78,755,337	38,378,723	31,202,025
Media
	Encompass Digital Media, Inc.(4)(5)(6)	Class A Units	0.0%	722,097	—	—
			0.0%	722,097	—	—
Software
	Tabhi Holdings, LLC (fka Mondee Holdings LLC) (2)(5)(6)	Preferred Units	3.5%	25,910,051	25,910,051	16,996,993
	Tabhi Holdings, LLC (fka Mondee Holdings LLC) (2)(5)(6)	Class B Common Units	0.0%	12,107,501	1,695,050	—
			3.5%	38,017,552	27,605,101	16,996,993
Textiles, Apparel & Luxury Goods
	Live Comfortably Inc. (fka Hollander Intermediate LLC)(2)(5)(6)	Common Stock	0.0%	29,460	—	—
	Centric Brands GP LLC (3)(5)(6)	Membership Interests	0.0%	359,231	—	—
	Centric Brands L.P. (3)(5)(6)	Class A LP Interests	3.1%	359,231	95,579	14,880,405
			3.1%	747,922	95,579	14,880,405
	Total Equity Investments		21.0%	196,162,797	146,614,371	100,864,708
	Total Debt & Equity Investments (7)		143.3%		844,551,095	691,956,192
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.26%, Class X (FGXXX)		1.5%	7,095,586	7,095,586	7,095,586
	Total Cash Equivalents		1.5%		7,095,586	7,095,586
	Short-term Investments
	U.S. Treasury Bill, Yield 4.30%, Maturity Date 10/28/25		81.5%	400,000,000	394,466,500	394,466,500
	Total Short-term Investments		81.5%		394,466,500	394,466,500
	Total Investments (226.1%)				$1,246,113,181	$1,093,518,278
	Net unrealized depreciation on unfunded commitments (-0.2%)					(1,103,912)
	Liabilities in Excess of Other Assets (-125.8%)					(608,676,299)
	Net Assets (100.0%)					$483,738,067

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2025

(2)
As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and June 30, 2025 along with transactions during the period ended June 30, 2025 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2025	Interest/Dividend/ Other income
Live Comfortably Borrower LLC Term Loan - 7.44%	$57,009,438	$2,935,862	$—	$(4,252,108)	$(1,612,581)	$54,080,611	$3,656,962
Live Comfortably Inc. Common Stock	—	—	—	—	—	—	—
Navistar Defense, LLC Super Senior Revolver - 14.93% inc PIK	41,485,621	3,218,985	—	—	(6,320)	44,698,286	3,220,282
Navistar Defense, LLC Term Loan - 12.93% inc PIK	5,226,437	544,990	—	—	7,272,129	13,043,556	556,747
Tabhi Holdings, LLC (Mondee) Class B Common Units	—	1,695,050	—	—	(1,695,050)	—	—
Tabhi Holdings, LLC (Mondee) Preferred Units	—	25,910,051	—	—	(8,913,058)	16,996,993	—
Tabhi Purchaser, LLC (Mondee) Delayed Draw Term Loan - 10.30%	—	4,843,000	—	—	—	4,843,000	123,589
Tabhi Purchaser, LLC (Mondee) Term Loan B - 10.30% inc PIK	—	53,807,346	—	—	—	53,807,346	1,367,650
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
The Legacy Companies LLC Class A Units	—	38,378,723	—	—	(7,176,698)	31,202,025	—
The Legacy Companies LLC First Out Term Loan - 9.94% inc PIK	—	5,314,678	—	—	—	5,314,678	11,919
The Legacy Companies LLC Last Out Term Loan - 9.94% inc PIK	—	35,580,354	—	—	—	35,580,354	79,792
WDE TorcSill Holdings LLC Class A Units	—	—	—	—	—	—	—
WDE TorcSill Holdings LLC Protective Advance Term Loan	2,683,278	354,968	—	—	10,648	3,048,894	374,401
WDE TorcSill Holdings LLC Revolver	10,184,750	1,357,345	—	—	(2,830,700)	8,711,395	1,362,119
WDE TorcSill Holdings LLC Term Loan	22,770,365	3,029,806	(161,260)	—	(6,279,348)	19,359,563	3,040,325
Total Controlled Affiliated investments	$139,359,889	$176,971,158	$(161,260)	$(4,252,108)	$(21,230,978)	$290,686,701	$13,793,786

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(3)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2025, $60,954,540 or 5.6% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and June 30, 2025 along with transactions during the period ended June 30, 2025 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2025	Interest/Dividend/ Other income
Encompass Digital Media Holdings, LLC Class A Units	$—	$—	$—	$—	$—	$—	$—
Encompass Digital Media, Inc. Revolver - 12.05% inc PIK	1,992,532	—	(866,557)	—	317,139	1,443,114	—
Encompass Digital Media, Inc. Term Loan - 12.05% inc PIK	17,174,507	—	—	—	(1,797,198)	15,377,309	—
Outform Holdings LLC Class A Common Units	—	—	—	—	—	—	—
Outform Group, Inc. Incremental Term Loan - 10.92% inc PIK	239,613	14,279	—	—	(18,919)	234,973	14,281
Outform Group, Inc. Revolver - 10.92% inc PIK	1,650,789	85,025	(735,532)	—	(72,021)	928,261	80,020
Outform Group, Inc. Term Loan - 10.92% inc PIK	13,535,325	783,210	—	—	(1,045,340)	13,273,195	783,281
RL Parent Holdings LLC Class A Units	21,295,977	—	—	—	(17,046,214)	4,249,763	—
RL Investor Holdings LLC Term Loan - 11.80% inc PIK	46,026,991	7,088,027	—	—	—	53,115,018	2,811,828
Shelterlogic Group Holdings, Inc Common Stock	—	—	—	—	—	—	—
Slogic Holding Corp. Last Out Term Loan - 10.35% inc PIK	26,468,470	697,291	—	—	(8,000,310)	19,165,451	1,401,153
Slogic Holding Corp. Revolver - 10.32% inc PIK	3,877,285	401,370	(620,366)	—	—	3,658,289	196,336
Total Non-Controlled Affiliated Investments	$132,261,489	$9,069,202	$(2,222,455)	$—	$(27,662,863)	$111,445,373	$5,286,899

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2025

(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities was $100,864,708, or 9.2% of the Company’s total assets.
(7)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(8)
Investment is in default as of June 30, 2025.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $91,049,532 and $132,013,239, respectively, for the period ended June 30, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2025

	As of June 30,
	2025	As of December 31,
	(unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $318,846 and $700,850, respectively)	$289,824	$632,586
Non-controlled affiliated investments (amortized cost of $178,900 and $172,053, respectively)	111,445	132,261
Controlled affiliated investments (amortized cost of $346,805 and $113,183, respectively)	290,687	82,350
Cash and cash equivalents	7,775	14,501
Short-term investments	394,467	296,800
Interest income receivable	3,363	6,873
Receivable for investments sold	81	217
Deferred financing costs	465	1,112
Due from Adviser	—	105
Prepaid and other assets	—	61
Total Assets	$1,098,107	$1,166,866

Liabilities
Payable for short-term investments purchased	$394,467	$296,800
Revolving credit facilities payable	213,500	300,000
Management fees payable	3,375	3,630
Interest and credit facilities expense payable	1,310	1,601
Unrealized depreciation on unfunded commitments	1,104	332
Incentive fee payable	—	35,680
Other accrued expenses and other liabilities	613	815
Total Liabilities	614,369	638,858

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	1,373,401	1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(489,114)	(489,114)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	716,388	716,388
Accumulated overdistributed earnings	(232,650)	(188,380)
Total Members’ Capital	483,738	528,008
Total Liabilities and Members’ Capital	$1,098,107	$1,166,866
Net Asset Value Per Unit (Note 11)(1)	$47.27	$50.49

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$2,111	$16,650	$15,938	$37,378
Interest income paid-in-kind	13,068	11,797	19,346	20,515
Other fee income	74	174	74	174
Non-controlled affiliated investments:
Interest income	21	826	823	1,715
Interest income paid-in-kind	2,668	1,287	4,464	2,526
Controlled affiliated investments:
Interest income	1,513	735	2,079	2,295
Interest income paid-in-kind	5,436	3,193	11,644	5,231
Other fee income	71	12	71	12
Total investment income	24,962	34,674	54,439	69,846

Expenses
Incentive fees	—	(33,616)	(35,680)	(36,365)
Interest and credit facilities expenses	4,540	6,056	9,876	12,430
Management fees	3,375	3,507	7,149	6,978
Interest expense on repurchase transactions	876	339	1,651	617
Administrative fees	198	264	432	525
Professional fees	267	292	407	513
Directors’ fees	98	98	196	198
Other expenses	29	41	95	75
Total expenses	9,383	(23,019)	(15,874)	(15,029)
Net investment income	15,579	57,693	70,313	84,875
Net realized and unrealized (loss) gain on investments
Net realized loss:
Non-controlled/non-affiliated investments	(97,391)	—	(97,391)	—
Controlled affiliated investments	—	—	(4,252)	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	89,375	(27,431)	34,416	(32,499)
Non-controlled affiliated investments	(13,683)	(3,116)	(27,663)	(5,683)
Controlled affiliated investments	(23,744)	(14,911)	(21,231)	(22,726)
Net realized gain on short-term investments	798	291	1,538	548
Net realized and unrealized loss on investments	(44,645)	(45,167)	(114,583)	(60,360)
Net (decrease) increase in Members’ Capital from operations	$(29,066)	$12,526	$(44,270)	$24,515
Basic and diluted:
(Loss) income per unit	$(2.12)	$0.91	$(3.22)	$1.78
Units Outstanding	13,734,010	13,734,010	13,734,010	13,734,010

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2025	$716,388	$(188,380)	$528,008
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	54,734	54,734
Net realized loss on investments	—	(3,512)	(3,512)
Net change in unrealized appreciation/(depreciation) on investments	—	(66,426)	(66,426)
Total Decrease in Members’ Capital for the three months ended March 31, 2025	—	(15,204)	(15,204)
Members’ Capital at March 31, 2025	716,388	(203,584)	512,804
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	15,579	15,579
Net realized loss on investments	—	(96,593)	(96,593)
Net change in unrealized appreciation/(depreciation) on investments	—	51,948	51,948
Total Decrease in Members’ Capital for the three months ended June 30, 2025	—	(29,066)	(29,066)
Members’ Capital at June 30, 2025	$716,388	$(232,650)	$483,738

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2024	$721,083	$(151,316)	$569,767
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	27,182	27,182
Net realized gain on investments	—	257	257
Net change in unrealized appreciation/(depreciation) on investments	—	(15,450)	(15,450)
Distributions to Members from:			—
Distributable earnings	—	(5,000)	(5,000)
Total Increase in Members’ Capital for the three months ended March 31, 2024	—	6,989	6,989
Members’ Capital at March 31, 2024	721,083	(144,327)	576,756
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	57,693	57,693
Net realized gain on investments	—	291	291
Net change in unrealized appreciation/(depreciation) on investments	—	(45,458)	(45,458)
Total Increase in Members’ Capital for the three months ended June 30, 2024	—	12,526	12,526
Members’ Capital at June 30, 2024	$721,083	$(131,801)	$589,282

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net (decrease) increase in net assets resulting from operations	$(44,270)	$24,515
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(55,596)	(67,069)
Purchases of short-term investments	(394,467)	(196,776)
Interest income paid-in-kind	(35,454)	(28,272)
Proceeds from sales and paydowns of investments	132,149	52,062
Proceeds from sales of short-term investments	298,338	79,262
Realized gain on short-term investments	(1,538)	(548)
Net realized loss on investments	101,643	—
Net change in unrealized (appreciation)/depreciation on investments	14,478	60,908
Amortization of premium and accretion of discount, net	(1,071)	(2,466)
Amortization of deferred financing costs	647	930
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	3,510	6,476
(Increase) decrease in due from Adviser	105	46
(Increase) decrease in prepaid and other assets	61	48
Increase (decrease) in payable for short-term investments purchased	97,667	118,062
Increase (decrease) in incentive fees payable	(35,680)	(36,365)
Increase (decrease) in management fees payable	(255)	29
Increase (decrease) in interest and credit facilities expense payable	(291)	(1,006)
Increase (decrease) in other accrued expenses and liabilities	(202)	20
Net cash provided by operating activities	79,774	9,856
Cash Flows from Financing Activities
Distributions to Members from distributable earnings	—	(4,980)
Deferred financing costs paid	—	(523)
Proceeds from credit facilities	35,500	63,000
Repayments of credit facilities	(122,000)	(105,000)
Net cash used in financing activities	(86,500)	(47,503)
Net decrease in cash and cash equivalents	(6,726)	(37,647)
Cash and cash equivalents, beginning of period	14,501	65,036
Cash and cash equivalents, end of period	$7,775	$27,389
Supplemental and non-cash operating and financing activities
Interest expense paid	$9,462	$9,658
Non-cash purchases of investments due to reorganization	$(200,755)	$(75,317)
Non-cash sales of investments due to reorganization	$200,755	$75,317
Proceeds from secured borrowing	$296,751	$93,694
Payment to secured borrowing	$(296,751)	$(93,694)
Distributions payable	$—	$20

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2025

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

As of June 30, 2025, the Company has six wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

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

As of June 30, 2025

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of June 30, 2025 was $489,114.

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

As of June 30, 2025

2. Significant Accounting Policies (Continued)

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. A number of the Company's current investments contain PIK due to certain circumstances involving debt restructurings or work-outs. The high concentration of PIK in the Company's current portfolio is primarily a result of the continued wind down of the portfolio. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2025, PIK interest income earned was $21,172 and $35,454, respectively, representing 84.8% and 65.1%, respectively, of investment income. For the three and six months ended June 30, 2024, PIK interest income earned was $16,277 and $28,272, respectively, representing 46.9% and 40.5%, respectively, of investment income.

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

As of June 30, 2025

2. Significant Accounting Policies (Continued)

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2025, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of June 30, 2025, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

As of June 30, 2025

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

Equity, (Level 3), includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The Black-Scholes pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$591,091	$591,091
Equity	—	—	100,865	100,865
Cash equivalents	7,096	—	—	7,096
Short-term investments	394,467	—	—	394,467
Total Assets	$401,563	$—	$691,956	$1,093,519

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

As of June 30, 2025

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2025:

	Debt	Equity	Total
Balance, April 1, 2025	$741,544	$61,778	$803,322
Purchases, including payments received in-kind and reorganizations	141,135	65,984	207,119
Sales and paydowns of investments and reorganizations	(273,571)	—	(273,571)
Amortization of premium and accretion of discount, net	495	—	495
Net realized losses	(92,145)	(5,246)	(97,391)
Net change in unrealized appreciation/(depreciation)	73,633	(21,651)	51,982
Balance, June 30, 2025	$591,091	$100,865	$691,956
Net change in unrealized appreciation/(depreciation) in investments held as of June 30, 2025	$(6,437)	$(26,898)	$(33,335)

	Debt	Equity	Total
Balance, January 1, 2025	$775,319	$71,878	$847,197
Purchases, including payments received in-kind and reorganizations	225,821	65,984	291,805
Sales and paydowns of investments and reorganizations	(332,768)	—	(332,768)
Amortization of premium and accretion of discount, net	1,071	—	1,071
Net realized losses	(96,397)	(5,246)	(101,643)
Net change in unrealized appreciation/(depreciation)	18,045	(31,751)	(13,706)
Balance, June 30, 2025	$591,091	$100,865	$691,956
Net change in unrealized appreciation/(depreciation) in investments held as of June 30, 2025	$(8,714)	$(34,502)	$(43,216)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2024:

	Debt	Equity	Total
Balance, April 1, 2024	$850,492	$8,353	$858,845
Purchases, including payments received in-kind and reorganizations	84,696	—	84,696
Sales and paydowns of investments and reorganizations	(71,828)	—	(71,828)
Amortization of premium and accretion of discount, net	1,391	—	1,391
Net change in unrealized appreciation/(depreciation)	(48,760)	3,343	(45,417)
Balance, June 30, 2024	$815,991	$11,696	$827,687
Net change in unrealized appreciation/(depreciation) in investments held as of June 30, 2024	$(48,993)	$3,343	$(45,650)

	Debt	Equity	Total
Balance, January 1, 2024	$835,989	$5,775	$841,764
Purchases, including payments received in-kind and reorganizations	170,563	96	170,659
Sales and paydowns of investments and reorganizations	(126,625)	—	(126,625)
Amortization of premium and accretion of discount, net	2,466	—	2,466
Net change in unrealized appreciation/(depreciation)	(66,402)	5,825	(60,577)
Balance, June 30, 2024	$815,991	$11,696	$827,687
Net change in unrealized appreciation/(depreciation) in investments held as of June 30, 2024	$(67,485)	$5,825	$(61,660)

The Company did not have any transfers between levels during the three and six months ended June 30, 2025 and 2024.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2025

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2025:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$133,557	Income Method	Discount Rate	11.2% to 18.4%	14.6%	Decrease
Debt	$14,436	Market Method	EBITDA Multiple	5.5x to 6.5x	6.0x	Increase
			Revenue Multiple	0.5x to 0.7x	0.6x	Increase
Debt	$154,098	Market Method	EBITDA Multiple	5.6x to 9.0x	7.4x	Increase
Debt	$289,000	Market Method	Revenue Multiple	0.1x to 1.4x	0.9x	Increase
Equity	$14,881	Market Method	EBITDA Multiple	5.6x to 9.0x	6.5x	Increase
Equity	$85,984	Market Method	Revenue Multiple	0.1x to 1.4x	1.1x	Increase
Equity	$—	Market Method	EBITDA Multiple	5.5x to 6.5x	6.0x	Increase
			Revenue Multiple	0.5x to 0.7x	0.6x	Increase

* Weighted based on fair value

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2025

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

As of June 30, 2025

4. Agreements and Related Party Transactions

Advisory Agreement: On December 29, 2017, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution for an initial two-year term. Unless earlier terminated, the Advisory Agreement will remain in effect for additional one-year terms thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). On August 12, 2024, the Company's Board renewed the Advisory Agreement for an additional one-year term until September 15, 2025. The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser.

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

For the three and six months ended June 30, 2025, Management Fees incurred were $3,375 and $7,149, respectively, and $3,375 remained payable as of June 30, 2025. For the three and six months ended June 30, 2024, Management Fees incurred amounted to $3,507 and $6,978, respectively, and $3,507 remained payable at June 30, 2024.

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

As of June 30, 2025

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

During the three and six months ended June 30, 2025, the Company reversed $0 and $35,680, respectively, of Incentive Fees. During the three and six months ended June 30, 2024, the Company reversed $33,616 and $36,365, respectively, of Incentive Fees. The Company has not made any incentive fee payments to the Adviser, and as of June 30, 2025 and December 31, 2024, the Company's incentive fee payable to the Advisor was $0 and $35,680, respectively.

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

As of June 30, 2025

4. Agreements and Related Party Transactions (Continued)

Administration Agreement: On September 25, 2018, the Company entered into an Amended and Restated Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (in such capacity, the “Administrator”), which amended and restated the Administration Agreement between the Company and the Administrator entered into on April 16, 2018. Under the Administration Agreement, the Administrator (or one or more delegated service providers) will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended; monitor the payment of the Company’s expenses; oversee the performance of administrative and professional services rendered to the Company by others; be responsible for the financial and other records that the Company is required to maintain; prepare and disseminate reports to Unitholders and reports and other materials to be filed with the SEC or other regulators; assist the Company in determining and publishing (as necessary or appropriate) its net asset value; oversee the preparation and filing of tax returns; generally oversee the payment of expenses; and provide such other services as the Administrator, subject to review of the Company’s Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator shall seek such reimbursement from the Company no more than once during any calendar year and shall only seek such reimbursement when all Company Expenses (as defined below) for such calendar year have been paid or accrued. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below. On August 12, 2024, the Company's Board renewed the Administration Agreement for an additional one-year term until September 15, 2025.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2025

4. Agreements and Related Party Transactions (Continued)

The Company, and indirectly the Unitholders, bears all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below) (which shall be borne by the Adviser), in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the financial and legal affairs for the Company, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the Investment Company Act of 1940 as amended, the Securities Exchange Act of 1934, as amended, and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units of the Company, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s consolidated financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s consolidated financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the investments of the Company and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business. Notwithstanding the foregoing, in the event of a Reorganization (as defined in the LLC Agreement) that results in a Public Company (as defined in the LLC Agreement) or an Extension Fund (as defined in the LLC Agreement), including a Reorganization (as defined in the LLC Agreement) pursuant to which the Company becomes the Public Company or the Extension Fund, the fees, costs and expenses associated with any such restructuring, initial public offering, listing of equity securities or reorganization will be borne appropriately by the Public Company and the Extension Fund (and indirectly only by Unitholders that elect to become investors in the Public Company or the Extension Fund), as the case may be, and no others will directly or indirectly bear such fees, costs or expenses.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2025

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2025

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2025 and December 31, 2024:

		June 30, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2029	$2,067	$—	$2,067	$—
Bendon Inc.	December 2025	4,842	126	4,842	44
Encompass Digital Media, Inc.	September 2025	1,374	851	508	278
Greenfield World Trade, Inc.	January 2025	—	—	62	9
Navistar Defense, LLC	February 2026	993	—	993	—
Outform Group, Inc.	April 2026	1,735	125	999	—
Slogic Holding Corp.	June 2026	310	—	—	—
Twin Star International, Inc.	June 2026	—	—	271	—
Twin Star International, Inc.	June 2026	693	—	—	—
WDE TorcSill Holdings LLC	April 2028	8	2	8	1
Total		$12,022	$1,104	$9,750	$332

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, the Company is not aware of any pending or threatened litigation.

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

6. Members' Capital

The Company’s Unit activity for the three and six months ended June 30, 2025 and 2024, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Units at beginning of period	13,734,010	13,734,010	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three and six months ended June 30, 2025 and 2024.

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

As of June 30, 2025

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

As of June 30, 2025

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

As of June 30, 2025

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2025, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the PNC Revolving Credit Agreement as of June 30, 2025 and December 31, 2024 was as follows:

PNC Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2025	$350,000	$213,500	$136,322
As of December 31, 2024	$350,000	$300,000	$49,822

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2025

7. Credit Facilities (Continued)

As of June 30, 2025 and December 31, 2024, $465 and $1,112, respectively, of deferred financing costs from the Revolving Credit Facility had yet to be amortized.

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of June 30, 2025 and 2024, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Credit Facilities interest expense	$4,134	$4,620	$9,122	$9,292
Unused commitment fees	81	963	107	2,108
Administrative fees	—	50	—	100
Amortization of deferred financing costs	325	423	647	930
Total	$4,540	$6,056	$9,876	$12,430
Weighted average interest rate	6.47%	8.04%	6.47%	8.04%
Average outstanding balance	$252,742	$227,363	$280,240	$228,516

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

The Repurchase Transactions entered into during the six months ended June 30, 2025 and 2024 had an average principal balance of $296,225 and $86,356, respectively and a weighted average interest rate of 4.52% and 5.57%, respectively.

The net proceeds received from Repurchase Transactions during the six months ended June 30, 2025 and 2024 was a net loss of $113 (comprised of interest expense of $1,651 net of realized gains on short-term investments of $1,538) and a net loss of $69 (comprised of interest expense of $617 net of realized gains on short-term investments of $548), respectively.

The Company had no outstanding Repurchase Obligations as of June 30, 2025 and December 31, 2024.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2025

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

As of June 30, 2025 and December 31, 2024, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of June 30, 2025	As of December 31, 2024
Cost of investments for federal income tax purposes	$1,246,113	$1,306,549
Unrealized appreciation	$20,693	$19,388
Unrealized depreciation	$(173,288)	$(170,071)
Net unrealized depreciation on investments	$(152,595)	$(150,683)

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2025

11. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2025 and 2024 is presented below.

	For the Six Months Ended June 30,
	2025(1)	2024(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$50.49	$53.53
Income from Investment Operations:
Net investment income	5.12	6.18
Net realized and unrealized loss	(8.34)	(4.40)
Total (loss) income from investment operations	(3.22)	1.78
Less Distributions:
From distributable earnings	—	(0.36)
Total distributions	—	(0.36)
Net Asset Value Per Unit (accrual base), End of Period	$47.27	$54.95
Unitholder Total Return(2)(3)	(6.16)%	3.39%
Unitholder IRR before incentive fees(4)	7.80%	9.94%
Unitholder IRR after all fees and expenses(4)	7.80%	9.00%
Ratios and Supplemental Data:
Members’ Capital, end of period	$483,738	$589,282
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses before incentive fees to average net assets(5)	7.69%	7.41%
Ratio of financing cost to average net assets(3)	1.90%	2.15%
Ratio of net investment income to average net assets(5)	27.29%	29.46%
Ratio of incentive fees to average net assets(5)	(13.85)%	(12.62)%
Credit facilities payable	$213,500	$222,628
Asset coverage ratio	3.27	3.65
Portfolio turnover rate(3)	6.42%	6.04%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2025 and 2024, respectively.
(2)
The Total Return for the six months ended June 30, 2025 and 2024 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 7.80%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 7.80%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
(5)
Annualized.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2025

12. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On July 1, 2025, the Company entered into a Repurchase Transaction with Barclays which settled on July 25, 2025 with a principal amount of $394,500.

On August 12, 2025, the Company's Board renewed the Advisory Agreement for an additional one-year term until September 15, 2026.

On August 12, 2025, the Company's Board renewed the Administration Agreement for an additional one-year term until September 15, 2026.

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
•
our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and the related tax implications;
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify in this quarterly report on Form 10-Q and under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 26, 2025.

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

As of June 30, 2025, we have six wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

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

Equity, (Level 3), includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The Black-Scholes pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

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

A number of our current investments contain PIK due to certain circumstances including debt restructurings or work-outs. The high concentration of PIK in our current portfolio is primarily a result of the continued wind down of the portfolio. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2025, PIK interest income earned was $21.2 million and $35.5 million, respectively, representing 84.8% and 65.1%, respectively, of investment income. For the three and six months ended June 30, 2024, PIK interest income earned was $16.3 million and $28.3 million, representing 46.9% and 40.5%, respectively, of investment income.

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

Investment Activity

As of June 30, 2025, our portfolio consisted of 43 debt investments and 17 equity investments. Based on fair values as of June 30, 2025, our portfolio was 85.4% invested in debt investments which were mostly senior secured term loans. The remaining 14.6% represented our equity investments, which were comprised of common stock, preferred stock, membership interests and warrants. Debt investments in three portfolio companies were on non-accrual status as of June 30, 2025, representing 5.4% and 13.9% of our portfolio's fair value and cost, respectively.

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

Our total investment portfolio increased to 60 investments as of June 30, 2025 from 58 investments as of December 31, 2024 due to follow-on investments in Mondee, Inc., Greenfield World Trade, Inc, and Twin Star International, Inc.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2025:

Industry	Percent of Total Investments
Textiles, Apparel & Luxury Goods	17%
Household Durables	14%
Hotels, Restaurants & Leisure	12%
Software	11%
Chemicals	11%
Aerospace & Defense	8%
Publishing	6%
Consumer Services	5%
Capital Goods	5%
Energy Equipment & Services	4%
Consumer Durables & Apparel	3%
Media	2%
Commercial & Professional Services	2%
Total	100%

Interest income, including PIK interest income, was $24.8 million and $34.5 million for the three months ended June 30, 2025 and 2024, respectively. Interest income for the three months ended June 30, 2025 and 2024 included $21.2 million and $16.3 million, respectively, of PIK interest income.

Interest income, including PIK interest income, was $54.3 million and $69.7 million for the six months ended June 30, 2025 and 2024, respectively. Interest income for the six months ended June 30, 2025 and 2024 included $35.5 million and $28.3 million, respectively, of PIK interest income.

Results of Operations

Our operating results for the three and six months ended June 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Total investment income	$24,962	$34,674	$54,439	$69,846
Total expenses	9,383	(23,019)	(15,874)	(15,029)
Net investment income	15,579	57,693	70,313	84,875
Net realized loss on investments	(97,391)	—	(101,643)	—
Net change in unrealized appreciation/(depreciation) on investments	51,948	(45,458)	(14,478)	(60,908)
Net realized gain on short-term investments	798	291	1,538	548
Net (decrease) increase in Members’ Capital from operations	$(29,066)	$12,526	$(44,270)	$24,515

Total investment income

Total investment income for the three months ended June 30, 2025 and 2024 was $25.0 million and $34.7 million, respectively. Total investment income for the six months ended June 30, 2025 and 2024 was $54.4 million and $69.8 million, respectively. The decrease in total investment income during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily due to a decrease in interest rates during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024.

Total expenses

Expenses for the three and six months ended June 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Expenses
Incentive fees	$—	$(33,616)	$(35,680)	$(36,365)
Interest and credit facilities expenses	4,540	6,056	9,876	12,430
Management fees	3,375	3,507	7,149	6,978
Interest expense on repurchase transactions	876	339	1,651	617
Administrative fees	198	264	432	525
Professional fees	267	292	407	513
Directors’ fees	98	98	196	198
Other expenses	29	41	95	75
Total expenses	$9,383	$(23,019)	$(15,874)	$(15,029)

Our total expenses were $9.4 million and ($23.0) million for the three months ended June 30, 2025 and 2024, respectively. Our total expenses included management fees attributed to the Adviser of $3.4 million and $3.5 million; and incentive fees of $0 and $(33.6) million, for the three months ended June 30, 2025 and 2024, respectively.

Our total expenses were $(15.9) million and $(15.0) million for the six months ended June 30, 2025 and 2024, respectively. Our total expenses included management fees attributed to the Adviser of $7.1 million and $7.0 million; and incentive fees of $(35.7) million and $(36.4) million, for the six months ended June 30, 2025 and 2024, respectively.

The increase in total expenses during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to the increase in incentive fees and interest expense on repurchase transactions partially offset by a decrease to interest and credit facilities expenses. Incentive fees increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to the reversal of previously accrued incentive fees during the three months ended June 30, 2024 with no additional reversals recognized during the three months ended June 30, 2025. Interest expense on repurchase transactions increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to an increase in the average principal balance. Interest and credit facility expenses decreased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to a decrease in the weighted average interest rate.

The decrease in total expenses during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to the decrease in interest and credit facilities expenses partially offset by an increase to interest expense on repurchase transactions. Interest and credit facilities expenses decreased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to a decrease in the weighted average interest rate. Interest expense on repurchase transactions increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to an increase in the average principal balance.

Net investment income

Net investment income for the three months ended June 30, 2025 and 2024 was $15.6 million and $57.7 million, respectively. Net investment income for the six months ended June 30, 2025 and 2024 was $70.3 million and $84.9 million, respectively. Our net investment income decreased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due to the increase in total expenses coupled with the decrease in investment income during the three months ended June 30, 2025, as described above. Our net investment income decreased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to the decrease in investment income which was partially offset by the decrease to expenses during the six months ended June 30, 2025, as described above.

Net realized loss on investments

Our net realized loss on investments for the three months ended June 30, 2025 and 2024 was $97.4 million and $0, respectively. Our net realized loss on investments for the six months ended June 30, 2025 and 2024 was $101.6 million and $0, respectively. Our net realized loss during the three months ended June 30, 2025 was due to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Mondee Holdings LLC	Term Loan	$(45,755)
Greenfield World Trade, Inc.	Last Out Term Loan	(28,099)
Greenfield World Trade, Inc.	21st Amendment Last Out Term Loan	(9,216)
Greenfield World Trade, Inc.	Last Out Term Loan	(7,965)
Greenfield World Trade, Inc.	Class A-2 Warrant, expires 03/25/27	(3,179)
Greenfield World Trade, Inc.	Class A-1 Warrant, expires 03/25/27	(1,190)
Greenfield World Trade, Inc.	18th Amendment Last Out Term Loan	(1,109)
Mondee Holdings LLC	Common Stock	(764)
Mondee Holdings LLC	Class A-3 Warrant, expires 03/25/27	(114)
Net realized loss		$(97,391)

Our net realized loss during the six months ended June 30, 2025 was due to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Mondee Holdings LLC	Term Loan	$(45,755)
Greenfield World Trade, Inc.	Last Out Term Loan	(28,099)
Greenfield World Trade, Inc.	21st Amendment Last Out Term Loan	(9,216)
Greenfield World Trade, Inc.	Last Out Term Loan	(7,965)
Hollander Intermediate LLC	Term Loan	(4,252)
Greenfield World Trade, Inc.	Class A-2 Warrant, expires 03/25/27	(3,179)
Greenfield World Trade, Inc.	Class A-1 Warrant, expires 03/25/27	(1,190)
Greenfield World Trade, Inc.	18th Amendment Last Out Term Loan	(1,109)
Mondee Holdings LLC	Common Stock	(764)
Mondee Holdings LLC	Class A-3 Warrant, expires 03/25/27	(114)
Net realized loss		$(101,643)

We did not have a realized loss during the three and six months ended June 30, 2024 as none of our investments were disposed of during the period.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended June 30, 2025 and 2024 was $51.9 million and ($45.5) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2025 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Tabhi Holdings, LLC (fka Mondee Holdings LLC)	Preferred Units	$(8,913)
The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)	Class A Units	(7,177)
RL Parent Holdings LLC (fka Red Lobster Management, LLC)	Class A Units	(6,557)
Slogic Holding Corp.	Last Out Term Loan	(6,426)
Centric Brands L.P.	Class A LP Interests	(2,899)
WDE TorcSill Holdings LLC	Term Loan	(2,717)
Live Comfortably Borrower LLC (fka Hollander Intermediate LLC)	Term Loan	(2,176)	*
Tabhi Holdings, LLC (fka Mondee Holdings LLC)	Class B Common Units	(1,695)
WDE TorcSill Holdings LLC	Revolver	(1,238)
Greenfield World Trade, Inc.	Last Out Term Loan	1,048	*
Greenfield World Trade, Inc.	Class A-1 Warrant, expires 03/25/27	1,190	*
Greenfield World Trade, Inc.	Class A-2 Warrant, expires 03/25/27	3,179	*
Twin Star International, Inc.	Term Loan	6,224
Greenfield World Trade, Inc.	Last Out Term Loan	7,472	*
Greenfield World Trade, Inc.	Last Out Term Loan	26,494	*
Mondee Holdings LLC	Term Loan	45,079	*
All others	Various	1,060
Net change in unrealized appreciation/(depreciation)		$51,948

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the three months ended June 30, 2025 as realized losses and/or accelerated original issue discount.

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

Our net change in unrealized appreciation/(depreciation) on investments for the six months ended June 30, 2025 and 2024 was $(14.5) million and $(60.9) million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2025 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
RL Parent Holdings LLC (fka Red Lobster Management, LLC)	Class A Units	$(17,046)
Tabhi Holdings, LLC (fka Mondee Holdings LLC)	Preferred Units	(8,913)
Slogic Holding Corp.	Last Out Term Loan	(8,000)
The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)	Class A Units	(7,177)
WDE TorcSill Holdings LLC	Term Loan	(6,279)
WDE TorcSill Holdings LLC	Revolver	(2,833)
Encompass Digital Media, Inc.	Term Loan	(1,797)
AGY Equity LLC	Class E Preferred Units	(1,758)
Tabhi Holdings, LLC (fka Mondee Holdings LLC)	Class B Common Units	(1,695)
Live Comfortably Borrower LLC (fka Hollander Intermediate LLC)	Term Loan	(1,613)	*
Centric Brands L.P.	Class A LP Interests	2,411
Greenfield World Trade, Inc.	Last Out Term Loan	3,072	*
Twin Star International, Inc.	Term Loan	5,826
Navistar Defense, LLC	Term Loan	7,272
Greenfield World Trade, Inc.	Last Out Term Loan	11,274	*
Mondee Holdings LLC	Term Loan	12,068	*
All others	Various	710
Net change in unrealized appreciation/(depreciation)		$(14,478)

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the six months ended June 30, 2025 as realized losses and/or accelerated original issue discount.

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

Net realized gain on short-term investments

During the three months ended June 30, 2025 and 2024 we incurred $0.8 million and $0.3 million, respectively, in realized gains from our short-term investments in government treasuries.

During the six months ended June 30, 2025 and 2024 we incurred $1.5 million and $0.5 million, respectively, in realized gains from our short-term investments in government treasuries.

Net (decrease) increase in Members’ Capital from operations

Our net (decrease) increase in Members’ Capital from operations during the three months ended June 30, 2025 and 2024 was ($29.1) million and $12.5 million, respectively. The relative Net decrease in Members’ Capital from operations during the three months ended June 30, 2025 compared to the Net increase in Members' Capital from operations three months ended June 30, 2024 was primarily due to the decrease in net investment income described above which was partially offset by a decrease in net realized and unrealized losses during the current quarter which was a net loss of $44.6 million, compared to a net realized and unrealized losses of $45.2 million during the three months ended June 30, 2024.

Our net (decrease) increase in Members’ Capital from operations during the six months ended June 30, 2025 and 2024 was $(44.3) million and $24.5 million, respectively. The relative Net decrease in Members’ Capital from operations during the six months ended June 30, 2025 compared to the Net increase in Members' Capital from operations six months ended June 30, 2024 was primarily due to net realized and unrealized losses during the current period which was a net loss of $114.6 million, compared to a net realized and unrealized loss of $60.4 million during the six months ended June 30, 2024, coupled with lower net investment income during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

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

As of June 30, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

June 30, 2025
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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2025, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the PNC Revolving Credit Agreement as of June 30, 2025 and December 31, 2024 was as follows (dollar amounts in thousands):

PNC Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2025	$350,000	$213,500	$136,322
As of December 31, 2024	$350,000	$300,000	$49,822

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

As of June 30, 2025 and December 31, 2024, $0.5 million and $1.1 million, respectively, of deferred financing costs from the Revolving Credit Facility had yet to be amortized.

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of June 30, 2025 and 2024, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2025 and 2024 was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Credit Facilities interest expense	$4,134	$4,620	$9,122	$9,292
Unused commitment fees	81	963	107	2,108
Administrative fees	—	50	—	100
Amortization of deferred financing costs	325	423	647	930
Total	$4,540	$6,056	$9,876	$12,430
Weighted average interest rate	6.47%	8.04%	6.47%	8.04%
Average outstanding balance	$252,742	$227,363	$280,240	$228,516

We had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

		June 30, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2029	$2,067	$—	$2,067	$—
Bendon Inc.	December 2025	4,842	126	4,842	44
Encompass Digital Media, Inc.	September 2025	1,374	851	508	278
Greenfield World Trade, Inc.	January 2025	—	—	62	9
Navistar Defense, LLC	February 2026	993	—	993	—
Outform Group, Inc.	April 2026	1,735	125	999	—
Slogic Holding Corp.	June 2026	310	—	—	—
Twin Star International, Inc.	June 2026	—	—	271	—
Twin Star International, Inc.	June 2026	693	—	—	—
WDE TorcSill Holdings LLC	April 2028	8	2	8	1
Total		$12,022	$1,104	$9,750	$332

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

The Repurchase Transactions entered into by us during the six months ended June 30, 2025 and 2024 had an average principal balance of $296.2 million and $86.4 million, respectively and a weighted average interest rate of 4.52% and 5.57%, respectively.

The net proceeds received by us from Repurchase Transactions during the six months ended June 30, 2025 and 2024 was a net loss of $0.1 million (comprised of interest expense of $1.7 million net of realized gains on short-term investments of $1.5 million) and a net loss of $0.1 million (comprised of interest expense of $0.6 million net of realized gains on short-term investments of $0.5 million), respectively.

We had no outstanding Repurchase Obligations as of June 30, 2025 and December 31, 2024.

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

Interest Rate Risk. As of June 30, 2025, 99.4% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of June 30, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 4.7%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our June 30, 2025 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$17,736	$6,494	$11,242
Up 200 basis points	11,824	4,329	7,495
Up 100 basis points	5,912	2,165	3,747
Down 100 basis points	(5,507)	(2,165)	(3,342)
Down 200 basis points	(10,642)	(4,329)	(6,313)
Down 300 basis points	(14,611)	(6,494)	(8,117)

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

3.6

Amendment to Fourth Amended and Restated Limited Liability Company Agreement, dated December 11, 2024 (incorporated by reference to Exhibit 3.6 to the registrant's Quarterly Report on Form 10-Q filed on May 14, 2025).

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

Date: August 12, 2025	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 12, 2025
	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer