Form 10-Q
period 2025-09-30
TCW Direct Lending VII LLC
filed 2025-11-12
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of September 30, 2025, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 12, 2025 was 13,734,010.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2025

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Navistar Defense, LLC (2)	07/27/23	Super Senior Revolver - 14.76% inc PIK (SOFR + 10.50%, 1.50% Floor, all PIK)	10.2%	$46,425,761	02/01/27	$46,421,466	$46,425,761
	Navistar Defense, LLC (2)(5)(8)	08/01/22	Term Loan - 12.76% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	3.2%	53,052,704	02/01/27	34,088,673	14,695,599
				13.4%	99,478,465		80,510,139	61,121,360
Capital Goods
	Carolina Atlantic Roofing Supply LLC	05/28/21	Term Loan - 13.46% inc PIK (SOFR + 9.00%, 2.00% Floor, 3.00% PIK)	7.7%	34,435,334	05/28/28	34,349,053	34,779,687
				7.7%	34,435,334		34,349,053	34,779,687
Chemicals
	AGY Holdings Corp.	09/21/20	Term Loan - 14.57% inc PIK (SOFR + 10.00%, 1.50% Floor, all PIK)	4.5%	20,587,569	09/21/29	20,587,569	20,587,569
	AGY Holdings Corp.	05/27/22	Delayed Draw Term Loan - 14.26% inc PIK (SOFR + 10.00%, 1.50% Floor, all PIK)	4.7%	21,358,113	09/21/29	21,358,109	21,358,113
				9.2%	41,945,682		41,945,678	41,945,682
Commercial & Professional Services
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Term Loan - 10.88% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	2.9%	14,706,477	04/13/29	14,689,839	13,309,362
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Revolver - 10.88% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.2%	1,102,247	04/13/29	1,086,516	997,533
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	09/29/22	Incremental Term Loan - 10.88% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.1%	260,346	04/13/29	259,607	235,613
				3.2%	16,069,070		16,035,962	14,542,508
Consumer Durables & Apparel
	Twin Star International, Inc.	06/12/23	Incremental Delayed Draw Term Loan - 11.65% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.3%	1,146,098	06/18/26	1,146,098	1,146,098
	Twin Star International, Inc.(5)(8)	06/18/21	Term Loan - 11.65% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.3%	59,050,939	06/18/26	44,197,191	1,476,273
	Twin Star International, Inc.	02/15/23	Delayed Draw Term Loan - 11.65% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.3%	1,171,589	06/18/26	1,171,589	1,171,589
	Twin Star International, Inc.	06/12/23	Incremental Term Loan - 11.65% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.3%	1,170,177	06/18/26	1,170,177	1,170,177
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Term Loan - 11.65% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	584,906	06/18/26	584,906	584,906
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Delayed Draw Term Loan - 11.65% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.7%	3,320,299	06/18/26	3,301,872	3,320,299
	Twin Star International, Inc.	06/20/24	Protective Advance Term Loan - 11.65% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.5%	2,300,983	06/18/26	2,300,983	2,300,983
	Twin Star International, Inc.	10/03/24	13th Amendment Term Loan - 11.65% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	348,039	06/18/26	348,039	348,039
	Twin Star International, Inc.	10/03/24	13th Amendment Delayed Draw Term Loan - 11.65% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	771,751	06/18/26	771,751	771,751

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Consumer Durables & Apparel (continued)
	Twin Star International, Inc.	10/03/24	13th Amendment Priority Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.1%	$656,224	06/18/26	$656,224	$656,224
	Twin Star International, Inc.	01/29/25	14th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.1%	400,455	06/18/26	400,455	400,455
	Twin Star International, Inc.	01/29/25	14th Amendment Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.2%	919,151	06/18/26	919,151	919,151
	Twin Star International, Inc.	03/31/25	15th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.1%	636,312	06/18/26	636,312	636,312
	Twin Star International, Inc.	03/31/25	15th Amendment Discretionary Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.1%	620,224	06/18/26	620,224	620,224
	Twin Star International, Inc.	06/11/25	16th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.3%	1,197,494	06/18/26	1,197,494	1,197,494
	Twin Star International, Inc.	08/22/25	17th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.5%	2,371,563	06/18/26	2,371,563	2,371,563
				4.2%	76,666,204		61,794,029	19,091,538
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)	10/22/19	Revolver - 23.35% inc PIK (SOFR + 18.75%, 4.60% Floor, all PIK)	1.9%	13,154,336	04/30/28	13,154,336	8,800,251
	WDE TorcSill Holdings LLC(2)	10/22/19	Term Loan - 23.35% inc PIK (SOFR + 18.75%, 4.60% Floor, all PIK)	4.3%	29,380,330	04/30/28	29,380,330	19,655,441
	WDE TorcSill Holdings LLC(2)	08/13/24	Protective Advance Term Loan - 25.50% inc PIK (PRIME + 18.25%, 4.60% Floor, all PIK)	0.7%	3,158,925	04/30/28	3,158,925	3,253,693
				6.9%	45,693,591		45,693,591	31,709,385
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Term Loan - 10.46% inc PIK (SOFR + 6.00%, 0.75% Floor, 0.50% PIK)	5.1%	23,848,536	05/26/27	23,761,459	23,061,534
	RL Investor Holdings LLC (fka Red Lobster Management, LLC)(4)	09/16/24	Term Loan - 11.50% inc PIK (SOFR + 7.50%, 2.00% Floor, all PIK)	12.0%	54,716,135	09/16/29	54,716,135	54,716,135
				17.1%	78,564,671		78,477,594	77,777,669
Household Durables
	Slogic Holding Corp. (4)	08/25/23	Revolver - 10.02% inc PIK (SOFR + 5.87%, 1.00% Floor, all PIK)	0.9%	4,064,839	06/30/26	4,064,839	4,064,839
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 10.19% inc PIK (SOFR + 5.87%, 1.00% Floor, all PIK)	3.9%	28,103,384	10/29/26	28,103,384	17,508,408
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)	06/23/25	First Out Term Loan - 9.77% inc PIK (SOFR + 5.50%, 1.50% Floor, all PIK)	1.2%	5,460,101	06/23/28	5,460,101	5,460,101
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)	06/23/25	Last Out Term Loan - 9.77% inc PIK (SOFR + 5.50%, 1.00% Floor, all PIK)	8.0%	36,553,925	06/23/28	36,553,925	36,553,925
				14.0%	74,182,249		74,182,249	63,587,273

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Media
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Revolver - 11.91% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	0.3%	$3,907,541	09/28/26	$3,267,678	$1,441,883
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Term Loan - 11.91% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	3.4%	41,618,479	09/28/26	35,633,236	15,357,219
				3.7%	45,526,020		38,900,914	16,799,102
Publishing
	Bendon Inc.	12/11/20	Revolver - 12.01% (SOFR + 7.75%, 1.50% Floor)	0.2%	968,422	01/31/26	968,422	962,612
	Bendon Inc.	12/11/20	Term Loan - 12.01% (SOFR + 7.75%, 1.50% Floor)	8.6%	39,166,346	01/31/26	39,131,875	38,931,348
				8.8%	40,134,768		40,100,297	39,893,960
Software
	Tabhi Purchaser, LLC (fka Mondee Holdings LLC)(2)	04/03/25	Delayed Draw Term Loan - 10.00% inc PIK (SOFR + 6.00%, 2.50% Floor, all PIK)	3.0%	13,543,010	10/03/28	13,543,010	13,543,010
	Tabhi Purchaser, LLC (fka Mondee Holdings LLC)(2)	04/03/25	Term Loan B - 10.00% inc PIK (SOFR + 6.00%, 1.75% Floor, all PIK)	12.1%	55,223,071	10/03/28	55,223,071	55,223,071
				15.1%	68,766,081		68,766,081	68,766,081
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	02/06/24	Term Loan - 9.75% (SOFR + 5.50%, 1.00% Floor)	3.6%	16,206,598	08/06/29	15,890,452	16,206,598
	Centric Brands TopCo, LLC (fka Centric Brands Inc.) (3)	02/06/24	Term Loan A-1 - 10.75% (SOFR + 6.50%, 1.00% Floor)	3.0%	13,686,715	02/06/31	13,395,413	13,686,715
	Centric Brands TopCo, LLC (fka Centric Brands Inc.) (3)	02/06/24	Term Loan A-2 - 12.25% inc PIK (SOFR + 8.00%, 1.00% Floor, all PIK)	3.7%	16,687,804	02/06/31	16,394,610	16,687,804
	Live Comfortably Borrower LLC (fka Hollander Intermediate LLC)(2)	09/19/22	Term Loan - 7.28% (SOFR + 3.00%, 3.00% Floor)	11.7%	64,000,723	09/19/27	59,748,615	53,248,602
				22.0%	110,581,840		105,429,090	99,829,719
	Total Debt Investments			125.3%	732,043,975		686,184,677	569,843,964
	EQUITY
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2)(5)(6)		Class A Units	0.0%	4,399		43,990	—
				0.0%	4,399		43,990	—
Chemicals
	AGY Equity LLC (5)(6)		Class A Preferred Units	0.0%	7,752,414		—	—
	AGY Equity LLC (5)(6)		Class B Preferred Units	0.0%	10,078,138		—	—
	AGY Equity LLC (5)(6)		Class C Common Units	0.0%	11,241,000		—	—
	AGY Equity LLC (5)(6)		Class D Preferred Units	1.9%	3,997,226		3,997,226	8,526,883
	AGY Equity LLC (5)(6)		Class E Preferred Units	5.4%	36,177,931		36,177,931	24,597,375
				7.3%	69,246,709		40,175,157	33,124,258
Commercial & Professional Services
	Outform Holdings LLC (fka Rapid Displays, Inc.)(4)(5)(6)		Class A Common Units	0.0%	7,872,225		39,361	—
				0.0%	7,872,225		39,361	—

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY (continued)
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)(5)(6)	Class A Units	0.0%	2,016,746	$—	$—
			0.0%	2,016,746	—	—
Hotels, Restaurants & Leisure
	RL Parent Holdings LLC (fka Red Lobster Management, LLC) (4)(5)(6)	Class A Units	0.8%	40,276	40,276,460	3,803,568
			0.8%	40,276	40,276,460	3,803,568
Household Durables
	Shelterlogic Group Holdings, Inc (4)(5)(6)	Common Stock	0.0%	1,254,034	—	—
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.) (2)(5)(6)	Class A Units	6.1%	77,501,303	38,378,723	27,698,966
			6.1%	78,755,337	38,378,723	27,698,966
Media
	Encompass Digital Media, Inc.(4)(5)(6)	Class A Units	0.0%	722,097	—	—
			0.0%	722,097	—	—
Software
	Tabhi Holdings, LLC (fka Mondee Holdings LLC) (2)(5)(6)	Preferred Units	4.1%	25,910,051	25,910,051	18,629,327
	Tabhi Holdings, LLC (fka Mondee Holdings LLC) (2)(5)(6)	Class B Common Units	0.0%	12,107,501	1,695,050	—
			4.1%	38,017,552	27,605,101	18,629,327
Textiles, Apparel & Luxury Goods
	Live Comfortably Inc. (fka Hollander Intermediate LLC)(2)(5)(6)	Common Stock	0.0%	29,460	—	—
	Centric Brands GP LLC (3)(5)(6)	Membership Interests	0.0%	359,231	—	—
	Centric Brands L.P. (3)(5)(6)	Class A LP Interests	3.6%	359,231	95,579	16,492,764
			3.6%	747,922	95,579	16,492,764
	Total Equity Investments		21.9%	197,423,263	146,614,371	99,748,883
	Total Debt & Equity Investments (7)		147.2%		832,799,048	669,592,847
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.04%, Class X (FGXXX)		1.7%	7,504,210	7,504,210	7,504,210
	Total Cash Equivalents		1.7%		7,504,210	7,504,210
	Short-term Investments
	U.S. Treasury Bill, Yield 3.92%, Maturity Date 01/27/26		97.8%	450,000,000	444,372,875	444,372,875
	Total Short-term Investments		97.8%		444,372,875	444,372,875
	Total Investments (246.7%)				$1,284,676,133	$1,121,469,932
	Net unrealized depreciation on unfunded commitments (-0.2%)					(1,054,269)
	Liabilities in Excess of Other Assets (-146.5%)					(665,849,851)
	Net Assets (100.0%)					$454,565,812

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2025

(2)
As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and September 30, 2025 along with transactions during the period ended September 30, 2025 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2025	Interest/Dividend/ Other income
Live Comfortably Borrower LLC Term Loan - 7.28%	$57,009,438	$2,935,862	$—	$(4,252,108)	$(2,444,590)	$53,248,602	$4,812,575
Live Comfortably Inc. Common Stock	—	—	—	—	—	—	—
Navistar Defense, LLC Super Senior Revolver - 14.76% inc PIK	41,485,621	4,949,672	—	—	(9,532)	46,425,761	4,951,475
Navistar Defense, LLC Term Loan - 12.76% inc PIK	5,226,437	731,153	—	—	8,738,009	14,695,599	748,790
Tabhi Holdings, LLC (Mondee) Class B Common Units	—	1,695,050	—	—	(1,695,050)	—	—
Tabhi Holdings, LLC (Mondee) Preferred Units	—	25,910,051	—	—	(7,280,724)	18,629,327	—
Tabhi Purchaser, LLC (Mondee) Delayed Draw Term Loan - 10.00% inc PIK	—	13,543,010	—	—	—	13,543,010	319,620
Tabhi Purchaser, LLC (Mondee) Term Loan B - 10.00% inc PIK	—	55,223,071	—	—	—	55,223,071	2,805,376
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
The Legacy Companies LLC Class A Units	—	38,378,723	—	—	(10,679,757)	27,698,966	—
The Legacy Companies LLC First Out Term Loan - 9.77% inc PIK	—	5,460,101	—	—	—	5,460,101	146,905
The Legacy Companies LLC Last Out Term Loan - 9.77% inc PIK	—	36,553,925	—	—	—	36,553,925	1,001,563
WDE TorcSill Holdings LLC Class A Units	—	—	—	—	—	—	—
WDE TorcSill Holdings LLC Protective Advance Term Loan - 25.50% inc PIK	2,683,278	553,801	—	—	16,614	3,253,693	583,397
WDE TorcSill Holdings LLC Revolver - 23.35% inc PIK	10,184,750	2,119,938	—	—	(3,504,437)	8,800,251	2,116,928
WDE TorcSill Holdings LLC Term Loan - 23.35% inc PIK	22,770,365	4,871,639	(161,260)	—	(7,825,303)	19,655,441	4,722,093
Total Controlled Affiliated investments	$139,359,889	$192,925,996	$(161,260)	$(4,252,108)	$(24,684,770)	$303,187,747	$22,208,722

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(3)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2025, $63,073,881 or 5.6% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and September 30, 2025 along with transactions during the period ended September 30, 2025 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2025	Interest/Dividend/ Other income
Encompass Digital Media Holdings, LLC Class A Units	$—	$—	$—	$—	$—	$—	$—
Encompass Digital Media, Inc. Revolver - 11.91% inc PIK	1,992,532	—	(866,557)	—	315,908	1,441,883	—
Encompass Digital Media, Inc. Term Loan - 11.91% inc PIK	17,174,507	—	—	—	(1,817,288)	15,357,219	—
Outform Holdings LLC Class A Common Units	—	—	—	—	—	—	—
Outform Group, Inc. Incremental Term Loan - 10.88% inc PIK	239,613	21,772	—	—	(25,772)	235,613	21,827
Outform Group, Inc. Revolver - 10.88% inc PIK	1,650,789	179,126	(743,399)	—	(88,983)	997,533	88,190
Outform Group, Inc. Term Loan - 10.88% inc PIK	13,535,325	1,194,567	—	—	(1,420,530)	13,309,362	1,197,668
RL Parent Holdings LLC Class A Units	21,295,977	—	—	—	(17,492,409)	3,803,568	—
RL Investor Holdings LLC Term Loan - 11.50% inc PIK	46,026,991	8,689,144	—	—	—	54,716,135	4,413,022
Shelterlogic Group Holdings, Inc Common Stock	—	—	—	—	—	—	—
Slogic Holding Corp. Last Out Term Loan - 10.19% inc PIK	26,468,470	1,421,459	—	—	(10,381,521)	17,508,408	2,127,768
Slogic Holding Corp. Revolver - 10.02% inc PIK	3,877,285	807,920	(620,366)	—	—	4,064,839	299,326
Total Non-Controlled Affiliated Investments	$132,261,489	$12,313,988	$(2,230,322)	$—	$(30,910,595)	$111,434,560	$8,147,801

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2025

(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities was $99,748,883, or 8.9% of the Company’s total assets.
(7)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(8)
Investment is in default as of September 30, 2025.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $116,235,031 and $169,202,507, respectively, for the period ended September 30, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2025

	As of September 30,
	2025	As of December 31,
	(unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $287,902 and $700,850, respectively)	$254,971	$632,586
Non-controlled affiliated investments (amortized cost of $182,137 and $172,053, respectively)	111,435	132,261
Controlled affiliated investments (amortized cost of $362,760 and $113,183, respectively)	303,188	82,350
Cash and cash equivalents	7,889	14,501
Short-term investments	444,373	296,800
Interest income receivable	2,855	6,873
Receivable for investments sold	—	217
Deferred financing costs	136	1,112
Due from Adviser	—	105
Prepaid and other assets	104	61
Total Assets	$1,124,951	$1,166,866

Liabilities
Payable for short-term investments purchased	$444,373	$296,800
Revolving credit facilities payable	219,500	300,000
Management fees payable	3,166	3,630
Interest and credit facilities expense payable	1,485	1,601
Unrealized depreciation on unfunded commitments	1,054	332
Incentive fee payable	—	35,680
Other accrued expenses and other liabilities	807	815
Total Liabilities	670,385	638,858

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	1,373,401	1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(489,114)	(489,114)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	716,388	716,388
Accumulated overdistributed earnings	(261,822)	(188,380)
Total Members’ Capital	454,566	528,008
Total Liabilities and Members’ Capital	$1,124,951	$1,166,866
Net Asset Value Per Unit (Note 11)(1)	$45.14	$50.49

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2025

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$5,225	$13,009	$21,163	$50,387
Interest income paid-in-kind	3,069	20,588	22,415	41,103
Other fee income	38	(18)	112	156
Non-controlled affiliated investments:
Interest income	17	1,043	840	2,758
Interest income paid-in-kind	2,844	1,319	7,308	3,845
Controlled affiliated investments:
Interest income	1,198	(896)	3,277	1,399
Interest income paid-in-kind	7,186	1,136	18,830	6,367
Other fee income	31	18	102	30
Total investment income	19,608	36,199	74,047	106,045

Expenses
Incentive fees	—	7,473	(35,680)	(28,892)
Interest and credit facilities expenses	4,301	5,644	14,177	18,074
Management fees	3,166	3,494	10,315	10,472
Interest expense on repurchase transactions	1,176	719	2,827	1,336
Professional fees	297	247	704	760
Administrative fees	189	249	621	774
Directors’ fees	98	108	294	306
Other expenses	38	43	133	118
Total expenses	9,265	17,977	(6,609)	2,948
Net investment income	10,343	18,222	80,656	103,097
Net realized and unrealized (loss) gain on investments
Net realized loss:
Non-controlled/non-affiliated investments	—	(18,725)	(97,391)	(18,725)
Controlled affiliated investments	—	—	(4,252)	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(3,861)	17,875	30,555	(14,624)
Non-controlled affiliated investments	(3,248)	(5,064)	(30,911)	(10,747)
Controlled affiliated investments	(3,454)	(493)	(24,685)	(23,219)
Net realized gain on short-term investments	1,048	663	2,586	1,211
Net realized and unrealized loss on investments	(9,515)	(5,744)	(124,098)	(66,104)
Net increase (decrease) in Members’ Capital from operations	$828	$12,478	$(43,442)	$36,993
Basic and diluted:
Income (loss) per unit	$0.06	$0.91	$(3.16)	$2.69
Units Outstanding	13,734,010	13,734,010	13,734,010	13,734,010

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2025	$716,388	$(188,380)	$528,008
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	54,734	54,734
Net realized loss on investments	—	(3,512)	(3,512)
Net change in unrealized appreciation/(depreciation) on investments	—	(66,426)	(66,426)
Total Decrease in Members’ Capital for the three months ended March 31, 2025	—	(15,204)	(15,204)
Members’ Capital at March 31, 2025	716,388	(203,584)	512,804
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	15,579	15,579
Net realized loss on investments	—	(96,593)	(96,593)
Net change in unrealized appreciation/(depreciation) on investments	—	51,948	51,948
Total Decrease in Members’ Capital for the three months ended June 30, 2025	—	(29,066)	(29,066)
Members’ Capital at June 30, 2025	716,388	(232,650)	483,738
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	10,343	10,343
Net realized gain on investments	—	1,048	1,048
Net change in unrealized appreciation/depreciation on investments	—	(10,563)	(10,563)
Distributions to Members from:
Distributable earnings	—	(30,000)	(30,000)
Total Decrease in Members’ Capital for the three months ended September 30, 2025	—	(29,172)	(29,172)
Members’ Capital at September 30, 2025	$716,388	$(261,822)	$454,566

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2024	$721,083	$(151,316)	$569,767
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	27,182	27,182
Net realized gain on investments	—	257	257
Net change in unrealized appreciation/(depreciation) on investments	—	(15,450)	(15,450)
Distributions to Members from:			—
Distributable earnings	—	(5,000)	(5,000)
Total Increase in Members’ Capital for the three months ended March 31, 2024	—	6,989	6,989
Members’ Capital at March 31, 2024	721,083	(144,327)	576,756
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	57,693	57,693
Net realized gain on investments	—	291	291
Net change in unrealized appreciation/(depreciation) on investments	—	(45,458)	(45,458)
Total Increase in Members’ Capital for the three months ended June 30, 2024	—	12,526	12,526
Members’ Capital at June 30, 2024	721,083	(131,801)	589,282
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	18,222	18,222
Net realized loss on investments	—	(18,062)	(18,062)
Net change in unrealized appreciation/(depreciation) on investments	—	12,318	12,318
Distributions to Members from:
Distributable earnings	—	(50,000)	(50,000)
Total Decrease in Members’ Capital for the three months ended September 30, 2024	—	(37,522)	(37,522)
Members’ Capital at September 30, 2024	$721,083	$(169,323)	$551,760

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2025

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net (decrease) increase in net assets resulting from operations	$(43,442)	$36,993
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(67,682)	(101,291)
Purchases of short-term investments	(444,373)	(270,968)
Interest income paid-in-kind	(48,553)	(51,315)
Proceeds from sales and paydowns of investments	169,420	99,940
Proceeds from sales of short-term investments	299,386	79,925
Realized gain on short-term investments	(2,586)	(1,211)
Net realized loss on investments	101,643	18,725
Net change in unrealized (appreciation)/depreciation on investments	25,041	48,590
Amortization of premium and accretion of discount, net	(1,323)	(3,724)
Amortization of deferred financing costs	1,030	1,437
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	4,018	10,551
(Increase) decrease in due from Adviser	105	46
(Increase) decrease in prepaid and other assets	(43)	(43)
Increase (decrease) in payable for short-term investments purchased	147,573	192,254
Increase (decrease) in incentive fees payable	(35,680)	(28,893)
Increase (decrease) in management fees payable	(464)	16
Increase (decrease) in interest and credit facilities expense payable	(116)	(1,060)
Increase (decrease) in other accrued expenses and liabilities	(8)	206
Net cash provided by operating activities	103,946	30,178
Cash Flows from Financing Activities
Distributions to Members from distributable earnings	(30,000)	(54,981)
Deferred financing costs paid	(58)	(618)
Proceeds from credit facilities	81,500	144,500
Repayments of credit facilities	(162,000)	(159,000)
Net cash used in financing activities	(110,558)	(70,099)
Net decrease in cash and cash equivalents	(6,612)	(39,921)
Cash and cash equivalents, beginning of period	14,501	65,036
Cash and cash equivalents, end of period	$7,889	$25,115
Supplemental and non-cash operating and financing activities
Interest expense paid	$13,121	$14,324
Non-cash purchases of investments due to reorganization	$(200,755)	$(182,135)
Non-cash sales of investments due to reorganization	$200,755	$182,135
Proceeds from secured borrowing	$394,500	$196,750
Payment to secured borrowing	$(394,500)	$(196,750)
Distributions payable	$—	$19

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2025

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

As of September 30, 2025, the Company has six wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The initial term of the Company continued until the sixth anniversary of the Initial Closing Date (as defined below), April 13, 2024, unless extended or sooner dissolved as provided in the Company’s amended and restated limited liability agreement (the “LLC Agreement”) or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Units (the “Unitholders) and holders of preferred units, if any, (together with the Unitholders, the “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Units. On December 20, 2023, the Company’s Board of Directors approved a one year extension of the Company’s term from April 13, 2024 to April 13, 2025. On January 3, 2025, the Company’s Board of Directors approved a one year extension of the Company’s term from April 13, 2025 to April 13, 2026. If we are unable to extend the Company’s term beyond April 13, 2026, we may be required to dispose of our remaining investments at unfavorable prices.

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

As of September 30, 2025

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2025 was $489,114.

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

As of September 30, 2025

2. Significant Accounting Policies (Continued)

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. A number of the Company's current investments contain PIK due to certain circumstances involving debt restructurings or work-outs. The high concentration of PIK in the Company's current portfolio is primarily a result of the continued wind down of the portfolio. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2025, PIK interest income earned was $13,099 and $48,553, respectively, representing 66.8% and 65.6%, respectively, of investment income. For the three and nine months ended September 30, 2024, PIK interest income earned was $23,043 and $51,315, respectively, representing 63.7% and 48.4%, respectively, of investment income.

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

As of September 30, 2025

2. Significant Accounting Policies (Continued)

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2025, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of September 30, 2025, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

As of September 30, 2025

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$569,844	$569,844
Equity	—	—	99,749	99,749
Cash equivalents	7,504	—	—	7,504
Short-term investments	444,373	—	—	444,373
Total Assets	$451,877	$—	$669,593	$1,121,470

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

As of September 30, 2025

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2025:

	Debt	Equity	Total
Balance, July 1, 2025	$591,091	$100,865	$691,956
Purchases, including payments received in-kind and reorganizations	25,185	—	25,185
Sales and paydowns of investments and reorganizations	(37,190)	—	(37,190)
Amortization of premium and accretion of discount, net	252	—	252
Net change in unrealized appreciation/(depreciation)	(9,494)	(1,116)	(10,610)
Balance, September 30, 2025	$569,844	$99,749	$669,593
Net change in unrealized appreciation/(depreciation) in investments held as of September 30, 2025	$(9,399)	$(28,057)	$(37,456)

	Debt	Equity	Total
Balance, January 1, 2025	$775,319	$71,878	$847,197
Purchases, including payments received in-kind and reorganizations	251,006	65,984	316,990
Sales and paydowns of investments and reorganizations	(369,958)	—	(369,958)
Amortization of premium and accretion of discount, net	1,323	—	1,323
Net realized losses	(96,397)	(5,246)	(101,643)
Net change in unrealized appreciation/(depreciation)	8,551	(32,867)	(24,316)
Balance, September 30, 2025	$569,844	$99,749	$669,593
Net change in unrealized appreciation/(depreciation) in investments held as of September 30, 2025	$(18,037)	$(35,618)	$(53,655)

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

The Company did not have any transfers between levels during the three and nine months ended September 30, 2025 and 2024.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2025

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2025:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$57,841	Income Method	Discount Rate	11.5% to 16.1%	14.0%	Decrease
Debt	$36,116	Market Method	EBITDA Multiple	5.5x to 6.5x	6.0x	Increase
		Market Method	Revenue Multiple	0.5x to 0.7x	0.6x	Increase
Debt	$131,539	Market Method	EBITDA Multiple	5.8x to 9.0x	7.2x	Increase
Debt	$304,454	Market Method	Revenue Multiple	0.1x to 1.6x	0.9x	Increase
Debt	$39,894	Income Method	Discount Rate	16.0% to 20.0%	18.0%	Decrease
Debt		Market Method	Indicative Bid	100.0% to 100.0%	100.0%	Increase
Equity	$16,493	Market Method	EBITDA Multiple	5.8x to 9.0x	6.5x	Increase
Equity	$83,256	Market Method	Revenue Multiple	0.1x to 1.6x	1.2x	Increase
Equity	$-	Market Method	EBITDA Multiple	5.5x to 6.5x	6.9x	Increase
		Market Method	Revenue Multiple	0.5x to 0.8x	0.6x	Increase

* Weighted based on fair value

During the nine months ended September 30, 2025, two debt investments with an aggregate fair value of $68,766 transitioned from a yield analysis and market approach valuation model to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2025

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

As of September 30, 2025

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

For the three and nine months ended September 30, 2025, Management Fees incurred were $3,166 and $10,315, respectively, and $3,166 remained payable as of September 30, 2025. For the three and nine months ended September 30, 2024, Management Fees incurred amounted to $3,494 and $10,472, respectively, and $3,494 remained payable at September 30, 2024.

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

As of September 30, 2025

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

During the three and nine months ended September 30, 2025, the Company reversed $0 and $35,680, respectively, of Incentive Fees. During the three and nine months ended September 30, 2024, the Company recognized $7,473 and reversed $28,892, respectively, of Incentive Fees. The Company has not made any incentive fee payments to the Adviser, and as of September 30, 2025 and December 31, 2024, the Company's incentive fee payable to the Advisor was $0 and $35,680, respectively.

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

As of September 30, 2025

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

As of September 30, 2025

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

As of September 30, 2025

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2025

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2025 and December 31, 2024:

		September 30, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2029	$2,067	$—	$2,067	$—
Bendon Inc.	January 2026	4,842	29	4,842	44
Encompass Digital Media, Inc.	September 2026	1,374	867	508	278
Greenfield World Trade, Inc.	January 2025	—	—	62	9
Navistar Defense, LLC	February 2027	993	—	993	—
Outform Group, Inc.	April 2026	1,664	158	999	—
Twin Star International, Inc.	June 2026	—	—	271	—
Twin Star International, Inc.	June 2026	4,291	—	—	—
WDE TorcSill Holdings LLC	April 2028	—	—	8	1
Total		$15,231	$1,054	$9,750	$332

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, the Company is not aware of any pending or threatened litigation.

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

6. Members' Capital

The Company’s Unit activity for the three and nine months ended September 30, 2025 and 2024, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Units at beginning of period	13,734,010	13,734,010	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2025 and 2024.

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

As of September 30, 2025

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

As of September 30, 2025

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

As of September 30, 2025

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2025, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the PNC Revolving Credit Agreement as of September 30, 2025 and December 31, 2024 was as follows:

PNC Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2025	$350,000	$219,500	$130,322
As of December 31, 2024	$350,000	$300,000	$49,822

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2025

7. Credit Facilities (Continued)

As of September 30, 2025 and December 31, 2024, $136 and $1,112, respectively, of deferred financing costs from the Revolving Credit Facility had yet to be amortized.

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of September 30, 2025 and 2024, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Credit Facilities interest expense	$3,783	$4,432	$12,905	$13,724
Unused commitment fees	135	705	242	2,813
Administrative fees	—	—	—	100
Amortization of deferred financing costs	383	507	1,030	1,437
Total	$4,301	$5,644	$14,177	$18,074
Weighted average interest rate	6.48%	7.94%	6.48%	8.01%
Average outstanding balance	$228,261	$218,478	$262,723	$225,146

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

The Repurchase Transactions entered into during the nine months ended September 30, 2025 and 2024 had an average principal balance of $330,408 and $123,673, respectively and a weighted average interest rate of 4.53% and 5.57%, respectively.

The net proceeds received from Repurchase Transactions during the nine months ended September 30, 2025 and 2024 was a net loss of $241 (comprised of interest expense of $2,827 net of realized gains on short-term investments of $2,586) and a net loss of $125 (comprised of interest expense of $1,336 net of realized gains on short-term investments of $1,211), respectively.

The Company had no outstanding Repurchase Obligations as of September 30, 2025 and December 31, 2024.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2025

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

As of September 30, 2025 and December 31, 2024, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of September 30, 2025	As of December 31, 2024
Cost of investments for federal income tax purposes	$1,284,676	$1,306,549
Unrealized appreciation	$22,376	$19,388
Unrealized depreciation	$(185,582)	$(170,071)
Net unrealized depreciation on investments	$(163,206)	$(150,683)

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2025

11. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2025 and 2024 is presented below.

	For the Nine Months Ended September 30,
	2025(1)	2024(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$50.49	$53.53
Income from Investment Operations:
Net investment income	5.87	7.51
Net realized and unrealized loss	(9.03)	(4.82)
Total (loss) income from investment operations	(3.16)	2.69
Less Distributions:
From distributable earnings	(2.19)	(4.00)
Total distributions	(2.19)	(4.00)
Net Asset Value Per Unit (accrual base), End of Period	$45.14	$52.22
Unitholder Total Return(2)(3)	(6.04)%	5.11%
Unitholder IRR before incentive fees(4)	7.66%	10.03%
Unitholder IRR after all fees and expenses(4)	7.66%	9.00%
Ratios and Supplemental Data:
Members’ Capital, end of period	$454,566	$551,760
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses before incentive fees to average net assets(5)	7.71%	7.39%
Ratio of financing cost to average net assets(3)	2.81%	3.14%
Ratio of net investment income to average net assets(5)	21.39%	23.96%
Ratio of incentive fees to average net assets(5)	(9.46)%	(6.71)%
Credit facilities payable	$219,500	$250,288
Asset coverage ratio	3.07	3.20
Portfolio turnover rate(3)	8.28%	11.21%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of September 30, 2025 and 2024, respectively.
(2)
The Total Return for the nine months ended September 30, 2025 and 2024 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 7.66%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 7.66%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
(5)
Annualized.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2025

12. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On October 1, 2025, the Company entered into a Repurchase Transaction with Barclays which settled on October 24, 2025 with a principal amount of $444,375.

On November 6, 2025, the Company entered into the first amendment to the PNC Revolving Credit Agreement which updated the facility margin from 1.15% to 0.80% for Base Rate loans and from 2.15% to 1.80% for all other loan types. In addition, the maturity date was extended from November 8, 2025 to November 6, 2026.

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

As of September 30, 2025, we have six wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

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

A number of our current investments contain PIK due to certain circumstances including debt restructurings or work-outs. The high concentration of PIK in our current portfolio is primarily a result of the continued wind down of the portfolio. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2025, PIK interest income earned was $13.1 million and $48.6 million, respectively, representing 66.8% and 65.6%, respectively, of investment income. For the three and nine months ended September 30, 2024, PIK interest income earned was $23.0 million and $51.3 million, representing 63.7% and 48.4%, respectively, of investment income.

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

Investment Activity

As of September 30, 2025, our portfolio consisted of 43 debt investments and 17 equity investments. Based on fair values as of September 30, 2025, our portfolio was 85.1% invested in debt investments which were mostly senior secured term loans. The remaining 14.9% represented our equity investments, which were comprised of common stock, preferred stock, membership interests and warrants. Debt investments in three portfolio companies were on non-accrual status as of September 30, 2025, representing 4.9% and 14.1% of our portfolio's fair value and cost, respectively.

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

Our total investment portfolio increased to 60 investments as of September 30, 2025 from 58 investments as of December 31, 2024 due to follow-on investments in Mondee, Inc., Greenfield World Trade, Inc, and Twin Star International, Inc.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2025:

Industry	Percent of Total Investments
Textiles, Apparel & Luxury Goods	17%
Household Durables	14%
Software	13%
Hotels, Restaurants & Leisure	12%
Chemicals	11%
Aerospace & Defense	9%
Publishing	6%
Capital Goods	5%
Energy Equipment & Services	5%
Consumer Durables & Apparel	3%
Media	3%
Commercial & Professional Services	2%
Total	100%

Interest income, including PIK interest income, was $19.5 million and $36.2 million for the three months ended September 30, 2025 and 2024, respectively. Interest income for the three months ended September 30, 2025 and 2024 included $13.1 million and $23.0 million, respectively, of PIK interest income.

Interest income, including PIK interest income, was $73.8 million and $105.9 million for the nine months ended September 30, 2025 and 2024, respectively. Interest income for the nine months ended September 30, 2025 and 2024 included $48.6 million and $51.3 million, respectively, of PIK interest income.

Results of Operations

Our operating results for the three and nine months ended September 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Total investment income	$19,608	$36,199	$74,047	$106,045
Total expenses	9,265	17,977	(6,609)	2,948
Net investment income	10,343	18,222	80,656	103,097
Net realized loss on investments	—	(18,725)	(101,643)	(18,725)
Net change in unrealized appreciation/(depreciation) on investments	(10,563)	12,318	(25,041)	(48,590)
Net realized gain on short-term investments	1,048	663	2,586	1,211
Net increase (decrease) in Members’ Capital from operations	$828	$12,478	$(43,442)	$36,993

Total investment income

Total investment income for the three months ended September 30, 2025 and 2024 was $19.6 million and $36.2 million, respectively. Total investment income for the nine months ended September 30, 2025 and 2024 was $74.0 million and $106.0 million, respectively. The decrease in total investment income during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily due to a decrease in interest rates during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024.

Total expenses

Expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Expenses
Incentive fees	$—	$7,473	$(35,680)	$(28,892)
Interest and credit facilities expenses	4,301	5,644	14,177	18,074
Management fees	3,166	3,494	10,315	10,472
Interest expense on repurchase transactions	1,176	719	2,827	1,336
Professional fees	297	247	704	760
Administrative fees	189	249	621	774
Directors’ fees	98	108	294	306
Other expenses	38	43	133	118
Total expenses	$9,265	$17,977	$(6,609)	$2,948

Our total expenses were $9.3 million and $18.0 million for the three months ended September 30, 2025 and 2024, respectively. Our total expenses included management fees attributed to the Adviser of $3.2 million and $3.5 million; and incentive fees of $0 and $7.5 million, for the three months ended September 30, 2025 and 2024, respectively.

Our total expenses were $(6.6) million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively. Our total expenses included management fees attributed to the Adviser of $10.3 million and $10.5 million; and incentive fees of $(35.7) million and $(28.9) million, for the nine months ended September 30, 2025 and 2024, respectively.

The decrease in total expenses during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to the decrease in incentive fees and interest and credit facilities expenses. Incentive fees decreased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to no incentive fees being recognized during the three months ended September 30, 2025 due to net realized and unrealized losses during the period. Interest and credit facility expenses decreased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to a decrease in the weighted average interest rate.

The decrease in total expenses during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to a larger reversal of incentive fee accruals coupled with the decrease in interest and credit facilities expenses. Incentives fees decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to an increase in the amount of incentive fees reversed which was caused by net realized and unrealized losses of $124.1 million during the nine months ended September 30, 2025 compared to net realized and unrealized losses of $66.1 million during the nine months ended September 30, 2024. Interest and credit facilities expenses decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to a decrease in the weighted average interest rate.

Net investment income

Net investment income for the three months ended September 30, 2025 and 2024 was $10.3 million and $18.2 million, respectively. Net investment income for the nine months ended September 30, 2025 and 2024 was $80.7 million and $103.1 million, respectively. Our net investment income decreased during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, due to the decrease in investment income which was partially offset by the decrease to expenses during the three and nine months ended September 30, 2025, as described above.

Net realized loss on investments

Our net realized loss on investments for the three months ended September 30, 2025 and 2024 was $0 and $18.7 million, respectively. Our net realized loss on investments for the nine months ended September 30, 2025 and 2024 was $101.6 million and $18.7, respectively. We did not recognize a realized loss on investments during the three months ended September 30, 2025 as none of our investments were disposed of during the period.

Our net realized loss during the nine months ended September 30, 2025 was due to the following investments (dollar amounts in thousands):

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

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended September 30, 2025 and 2024 was ($10.6) million and $12.3 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2025 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Twin Star International, Inc.	Term Loan	$(5,916)
The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)	Class A Units	(3,503)
Slogic Holding Corp.	Last Out Term Loan	(2,381)
WDE TorcSill Holdings LLC	Term Loan	(1,546)
Live Comfortably Borrower LLC (fka Hollander Intermediate LLC)	Term Loan	(832)
Navistar Defense, LLC	Term Loan	1,466
Greenfield World Trade, Inc.	Last Out Term Loan	1,612
Mondee Holdings LLC	Term Loan	1,632
All others	Various	(1,095)
Net change in unrealized appreciation/(depreciation)		$(10,563)

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

Our net change in unrealized appreciation/(depreciation) on investments for the nine months ended September 30, 2025 and 2024 was $(25.0) million and $(48.6) million, respectively. Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2025 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
RL Parent Holdings LLC (fka Red Lobster Management, LLC)	Class A Units	$(17,492)
The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)	Class A Units	(10,680)
Slogic Holding Corp.	Last Out Term Loan	(10,382)
WDE TorcSill Holdings LLC	Term Loan	(7,825)
Tabhi Holdings, LLC (fka Mondee Holdings LLC)	Preferred Units	(7,281)
WDE TorcSill Holdings LLC	Revolver	(3,504)
Live Comfortably Borrower LLC (fka Hollander Intermediate LLC)	Term Loan	(2,445)	*
AGY Equity LLC	Class E Preferred Units	(2,106)
Encompass Digital Media, Inc.	Term Loan	(1,817)
Greenfield World Trade, Inc.	Last Out Term Loan	3,072	*
Centric Brands L.P.	Class A LP Interests	4,023
Navistar Defense, LLC	Term Loan	8,738
Greenfield World Trade, Inc.	Last Out Term Loan	11,274	*
Mondee Holdings LLC	Term Loan	12,068	*
All others	Various	(684)
Net change in unrealized appreciation/(depreciation)		$(25,041)

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the nine months ended September 30, 2025 as realized losses and/or accelerated original issue discount.

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

Net realized gain on short-term investments

During the three months ended September 30, 2025 and 2024 we generated $1.0 million and $0.7 million, respectively, in realized gains from our short-term investments in government treasuries.

During the nine months ended September 30, 2025 and 2024 we generated $2.6 million and $1.2 million, respectively, in realized gains from our short-term investments in government treasuries.

Net increase (decrease) in Members’ Capital from operations

Our net increase (decrease) in Members’ Capital from operations during the three months ended September 30, 2025 and 2024 was $0.8 million and $12.5 million, respectively. The lower Net increase in Members’ Capital from operations during the three months ended September 30, 2025 compared to the Net increase in Members' Capital from operations three months ended September 30, 2024 was primarily due to the decrease in net investment income described above coupled with an increase in net realized and unrealized losses during the current quarter which was a net loss of $9.5 million, compared to net realized and unrealized losses of $5.7 million during the three months ended September 30, 2024.

Our net increase (decrease) in Members’ Capital from operations during the nine months ended September 30, 2025 and 2024 was $(43.4) million and $37.0 million, respectively. The relative Net decrease in Members’ Capital from operations during the nine months ended September 30, 2025 compared to the Net increase in Members' Capital from operations nine months ended September 30, 2024 was primarily due to net realized and unrealized losses during the current period which was a net loss of $124.1 million, compared to a net realized and unrealized loss of $66.1 million during the nine months ended September 30, 2024, coupled with lower net investment income during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

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

As of September 30, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

September 30, 2025
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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2025, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the PNC Revolving Credit Agreement as of September 30, 2025 and December 31, 2024 was as follows (dollar amounts in thousands):

PNC Revolving Credit Facility	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2025	$350,000	$219,500	$130,322
As of December 31, 2024	$350,000	$300,000	$49,822

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

As of September 30, 2025 and December 31, 2024, $0.1 million and $1.1 million, respectively, of deferred financing costs from the Revolving Credit Facility had yet to be amortized.

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of September 30, 2025 and 2024, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2025 and 2024 was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Credit Facilities interest expense	$3,783	$4,432	$12,905	$13,724
Unused commitment fees	135	705	242	2,813
Administrative fees	—	—	—	100
Amortization of deferred financing costs	383	507	1,030	1,437
Total	$4,301	$5,644	$14,177	$18,074
Weighted average interest rate	6.48%	7.94%	6.48%	8.01%
Average outstanding balance	$228,261	$218,478	$262,723	$225,146

We had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

		September 30, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	September 2029	$2,067	$—	$2,067	$—
Bendon Inc.	January 2026	4,842	29	4,842	44
Encompass Digital Media, Inc.	September 2026	1,374	867	508	278
Greenfield World Trade, Inc.	January 2025	—	—	62	9
Navistar Defense, LLC	February 2027	993	—	993	—
Outform Group, Inc.	April 2026	1,664	158	999	—
Twin Star International, Inc.	June 2026	—	—	271	—
Twin Star International, Inc.	June 2026	4,291	—	—	—
WDE TorcSill Holdings LLC	April 2028	—	—	8	1
Total		$15,231	$1,054	$9,750	$332

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

The Repurchase Transactions entered into by us during the nine months ended September 30, 2025 and 2024 had an average principal balance of $330.4 million and $123.7 million, respectively and a weighted average interest rate of 4.53% and 5.57%, respectively.

The net proceeds received by us from Repurchase Transactions during the nine months ended September 30, 2025 and 2024 was a net loss of $0.2 million (comprised of interest expense of $2.8 million net of realized gains on short-term investments of $2.6 million) and a net loss of $0.1 million (comprised of interest expense of $1.3 million net of realized gains on short-term investments of $1.2 million), respectively.

We had no outstanding Repurchase Obligations as of September 30, 2025 and December 31, 2024.

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

Interest Rate Risk. As of September 30, 2025, 98.8% of our debt investments bore interest based on floating rates, such as SOFR or Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of September 30, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 5.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our September 30, 2025 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$17,265	$6,676	$10,589
Up 200 basis points	11,510	4,451	7,059
Up 100 basis points	5,755	2,225	3,530
Down 100 basis points	(5,324)	(2,225)	(3,099)
Down 200 basis points	(10,110)	(4,451)	(5,659)
Down 300 basis points	(13,166)	(6,676)	(6,489)

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

10.17*	First Amendment to Revolving Credit Agreement, dated as of November 6, 2025, among TCW Direct Lending VII LLC, as borrower, and PNC Bank, National Association as Administrative Agent and the Lenders.

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2025	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 12, 2025
	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer