Form 10-K
period 2025-12-31
TCW Direct Lending VII LLC
filed 2026-04-03
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2025

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

As of December 31, 2025, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at April 3, 2026 was 13,734,010.

Documents Incorporated by Reference

TCW Direct Lending VII LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2025, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, California, United States of America.

TCW DIRECT LENDING VII LLC

FORM 10-K FOR THE YEAR ENDED December 31, 2025

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
•
a decline in interest rates could adversely impact our results as a majority of our investments bear interest based on floating rates;
•
the impact of current global economic conditions, including those caused by inflation, an elevated interest rate environment and geopolitical events;
•
interest rate volatility could adversely affect our results, particularly to the extent we elect to use leverage as part of our investment strategy;
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
•
potential illiquidity and lack of a viable trading market for our Units (as defined herein);
•
the ability of the Adviser to attract and retain highly talented professionals, and the allocation of such professionals’ time;
•
our reliance on management of the portfolio companies in which we invest;
•
we may be unable to generate returns for our investors and any losses of the Company will be borne solely by holders of our Units (“Unitholders”) and not by the Adviser;
•
the impact of prepayment on the value of our investments;
•
the allocation of expenses in co-investments;
•
our reliance on the skill and expertise of the Adviser;
•
investments at different levels of a capital structure may expose us to additional risks;
•
conflicts of interest may arise between the Advisers, Other Clients (as defined herein) and certain of our portfolio companies;
•
we may be limited in our ability to engage in certain transactions with affiliates under the 1940 Act;
•
the speculative and illiquid nature of our investments;
•
operational risks;
•
uncertainty surrounding market and geopolitical risk;
•
disruptions and instability in the capital markets;
•
uncertainty with respect to trade policies, treaties and tariffs;

•
our status as a non-diversified investment company may cause our net asset value to fluctuate;
•
collateral may consist of assets that may not be readily liquidated;
•
our investments may not be diversified;
•
our reliance upon un-affiliated co-lenders, consultants, service providers and other counterparties;
•
valuation risks;
•
the risks associated with indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles;
•
insolvencies of our portfolio companies;
•
potential lender liability proceedings;
•
additional risks associated with the highly levered portfolio companies in which we may invest;
•
the risks associated with the bridge financings, subordinated or mezzanine financings, unitranche loans, delayed draw facilities which we may make to portfolio companies;
•
loans to middle-market portfolio companies present a greater risk than loans to larger companies;
•
risks associated payment-in-kind (“PIK”) interest and private credit;
•
we will pay fees and expenses which will reduce the actual returns to Unitholders, the distributions we make to Unitholders, and the overall value of the Unitholders’ investment;
•
we may retain, in whole or in part, any proceeds attributable to portfolio investments and may use the amounts retained to make investments, pay Company fees and expenses, repay Company borrowings, or fund reasonable reserves for future Company expenses or other obligations;
•
we may issue Preferred Units with separate rights and privileges;
•
compliance with current legal, tax and regulatory framework and changes thereto;
•
the costs associated with being a public entity;
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
•
our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), and the related tax implications;
•
the effect of legal, tax and regulatory changes;
•
information systems failures and other cybersecurity risks significantly disrupting our business, financial condition or operating results;
•
the risks artificial intelligence pose to us and our portfolio companies; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the TCW Private Credit Group (the “Private Credit Group”), a group of investment professionals that uses the same investment strategy employed by the Private Credit Group over the past 25 years.

Since 2018 and as recently on August 7, 2024, we have formed six wholly-owned subsidiaries, each a Delaware limited liability with a single member interest owned by us. We may make investments through additional wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the 1940 Act. These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. Our board of directors (the “Board”) has oversight responsibility for our investment activities, including our investment in any subsidiary, and our role as sole shareholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as the Company. We would “look through” any such subsidiary to determine compliance with our investment policies.

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

Because we intend to remain qualified as a RIC under the Code, our portfolio is subject to diversification and other requirements. See “Part I Item 1. Business—Certain U.S. Federal Income Tax Consequences.” In addition to those diversification requirements, we will not invest more than 10% of investors’ aggregate capital commitments to us through the Units (the “Commitments”) in any single portfolio company.

We entered into one or more credit facilities or other borrowings, either directly or through one or more subsidiaries.

We may also be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross defaults under other credit facilities and other borrowings. This could reduce our liquidity and cash flow and impair our ability to manage and grow our business.

Also, any security interests and/or negative covenants required by a credit facility or other borrowings we enter into may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. Any obligations to our creditors under our credit facilities or other borrowings may be secured by a pledge of and a security interest in some or all of our assets, including our portfolio of investments and cash. If we default, we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

As part of certain credit facilities or other borrowings, the right to make capital calls of Unitholders may be pledged as collateral, which will allow our creditors to call for capital contributions upon the occurrence of an event of default. To the extent such an event of default does occur, Unitholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

We borrow money from time to time, but do not intend to exceed a 1:1 debt-to-equity ratio, or such other maximum amount as may be permitted by applicable law. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred units issued by the Company (the “Preferred Units”) to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing Preferred Units would be borne by the holders of the Units (each, a “Unitholder”). See “Part I Item 1A. Risk Factors—Borrowing Money.”

The Adviser

Our investment activities are managed by the Adviser. Subject to the overall supervision of our board of directors, the Adviser manages our day-to-day operations and provides investment advisory and management services to us pursuant to the investment advisory and management agreement (the “Advisory Agreement”) by and between the Adviser and us.

The Adviser is a Delaware limited liability company registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $206.2 billion of assets as of December 31, 2025. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with its four predecessor funds, TCW Direct Lending LLC and the Company, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

Our assets are managed by the Adviser’s Private Credit Group. The Private Credit Group joined the TCW Group in December 2012. The Private Credit Group was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Private Credit Group launched the Company as its seventh direct lending fund. The Private Credit Group is led by Richard Miller and currently includes a dedicated group of investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings. We employ the investment approach and strategy the Private Credit Group developed and implemented over the past 25 years of investing in the middle market. The investment approach of the Private Credit Group is primarily to originate and invest in loans to middle market companies and generally focuses on the following:

•
Investing in adjustable-rate, senior secured investment opportunities;
•
Maintaining a principal preservation/absolute return focus;
•
Investing capital in a disciplined manner with an eye towards finding opportunities in both positive and negative markets, without attempting to time markets; and
•
Evaluating investment opportunities on a risk-adjusted return basis.

The Private Credit Group applies its investment philosophy, strategy and approach to the management of our portfolio. The conditions of the economy or capital markets will not be used as an absolute indicator of the relative attractiveness of an investment opportunity considered for us. Rather, the investment must provide for adequate return relative to the risk assumed, regardless of the economic or capital market environment.

The Private Credit Group’s investment committee (the “Investment Committee”) evaluates and approves all investments by the Adviser. The Investment Committee process is intended to bring the diverse experiences and perspectives of the committee members to the analysis and consideration of every investment. The Investment Committee determines appropriate investment sizing, structure, pricing, and ongoing monitoring requirements for each investment, thus serving to provide investment consistency and adherence to the Adviser’s investment philosophies and policies. In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are also reviewed on a regular basis. The group’s investment professionals are encouraged to share information and views on credits with the Investment Committee early in their analysis. This process improves the quality of the analysis and enables the investment team members to work more efficiently. Each proposed transaction is presented to the Investment Committee for consideration in a formal written report. Each of our new investments, and the disposition or sale of each existing investment, must be approved by the Investment Committee.

The Adviser keeps our board of directors well informed as to the identity and title of each member of its Investment Committee and provides to the Company’s board of directors such other information with respect to such persons and the functioning of the Investment Committee and the Private Credit Group as the board of directors may from time to time request.

The Investment Committee is composed of six members of the Private Credit Group - Richard T. Miller, Suzanne Grosso, James S. Bold, Mark Gertzof, Ryan Carroll, and David Wang. Four members of the Investment Committee, Mr. Miller, Ms. Grosso, Mr. Bold, and Mr. Gertzof, are referred to as “Key Persons” of the Company.

We expect to use the expertise of the members of the Investment Committee/Key Persons (including Mr. Miller, Ms. Grosso, Mr. Bold and Mr. Gertzof), and the Private Group to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that the relationships developed by the Private Credit Group will enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies.

Investment Advisory and Management Agreement

On December 29, 2017, the Company entered into the Advisory Agreement with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless terminated earlier, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, we will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Part I Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.” The Advisory Agreement was most recently reapproved by our board of directors on August 12, 2025.

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

As provided in Section 10.5 of the LLC Agreement, in connection with a Reorganization as described below in “The Private Offering – Investor Optionality; Potential Reorganization,” in which Unitholders will be offered the opportunity to hold interests in the Public Fund, the Extension Fund or the Liquidating Company, an Incentive Fee will be payable by the Company (the “Reorganization Incentive Fee”). The Reorganization Incentive Fee will be calculated as of the date upon which the Reorganization becomes effective (the “Reorganization Date”) and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all of the Company’s investments were liquidated for their current value (but without taking into account any unrealized appreciation of any portfolio investment), and any unamortized deferred portfolio investment-related fees were deemed accelerated, (B) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (C) the remainder were distributed to Unitholders and paid as Incentive Fee in accordance with Section 6(a) of the Advisory Agreement. The Reorganization Incentive Fee will be paid pro rata by each Reorganized Entity (defined below) in accordance with the respective advisory agreement of each Reorganized Entity and, if applicable, the distribution procedures described in the organizational documentation of the relevant Reorganized Entity.

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

In connection with a Reorganization, the Reorganization Incentive Fee is expected to be payable by us. The Reorganization Incentive Fee will be calcreulated as of the Reorganization Date and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all our investments were liquidated for their current value (but without taking into account any unrealized appreciation of any portfolio investment), and any unamortized deferred portfolio investment-related fees were deemed accelerated, (B) the proceeds from such liquidation were used to pay all our outstanding liabilities, and (C) the remainder were distributed to Unitholders and paid as Incentive Fee in accordance with the “waterfall” (i.e., clauses (a) through (d)) described above for determining the amount of the Incentive Fee.

Adviser Return Obligation

After we have made our final distribution of assets in connection with our dissolution, if the Adviser has received aggregate payments of Incentive Fees in excess of the amount the Adviser was entitled to receive pursuant to the Incentive Fee above, then the Adviser will return to us, on or before 90 days after such final distribution of assets, an amount equal to such excess (the “Adviser Return Obligation”). Notwithstanding the preceding sentence, in no event will the Adviser be required to return to us an amount greater than the aggregate Incentive Fees paid to the Adviser, reduced by the excess of (a) the aggregate federal, state and local income tax liability the Adviser incurred in connection with the payment of such Incentive Fees, over (b) an amount equal to the U.S. federal and state tax benefits available to the Adviser by virtue of the payment made by the Adviser pursuant to its Adviser Return Obligation.

Administration Agreement

On December 29, 2017, the Company entered into the Administration Agreement (as subsequently amended and restated as of September 25, 2018, the “Administration Agreement”) with the “Administrator under which the Administrator (or one or more delegated service providers) will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended; monitor the payment of the Company’s Expenses (as defined below); oversee the performance of administrative and professional services rendered to the Company by others; be responsible for the financial and other records that the Company is required to maintain; prepare and disseminate reports to Unitholders and reports and other materials to be filed with the SEC or other regulators; assist the Company in determining and publishing (as necessary or appropriate) its net asset value; oversee the preparation and filing of tax returns; generally oversee the payment of expenses; and provide such other services as the Administrator, subject to review of the Company’s board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator shall seek such reimbursement from the Company no more than once during any calendar year and shall only seek such reimbursement when all Company Expenses (as defined below) for such calendar year have been paid or accrued. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below. On August 12, 2025, the Administration Agreement was reapproved by our board of directors.

The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below) (which shall be borne by the Adviser), in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the financial and legal affairs for the Company, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the Investment Company Act of 1940, the Securities Exchange Act of 1934, as amended, and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other personnel (including employees and secretarial and other staff of the Administrator) to the extent they are devoted to preparing the Company’s consolidated financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the investments of the Company and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business. However, in the event of a Reorganization that results in a Public Fund (as defined herein) or an Extension Fund (as defined herein), including a Reorganization pursuant to which the Company becomes the Public Fund or the Extension Fund, the fees, costs and expenses associated with any such restructuring, initial public offering, listing of equity securities or reorganization will be borne appropriately by the Public Fund and the Extension Fund (and indirectly only by Unitholders that elect to become investors in the Public Fund or the Extension Fund), as the case may be, and no others will directly or indirectly bear such fees, costs or expenses.

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

Derivatives

Derivatives are not a significant component of our investment strategy. We retain the flexibility, however, to utilize hedging techniques, such as interest rate swaps, to mitigate potential interest rate risk on our indebtedness. Such interest rate swaps would principally be used to protect us against higher costs on our indebtedness resulting from increases in both short-term and long-term interest rates.

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

Closing Period

On the Initial Closing Date we began accepting subscription agreements from investors for the private sale of our Units. After the Initial Closing Date, we held a limited number of additional closings at which we issued Units. The additional closings occurred during the 180-day period following the Initial Closing Date and that the period during which Units are being offered (the “Closing Period”) was set to terminate upon the six-month anniversary of the Initial Closing Date. However, the Adviser, in its sole discretion, extended the Closing Period until January 14, 2019. Each investor who participated in a closing following the Initial Closing Date (a “Later-Closing Investor”) was issued Units in exchange for the Original Issuance Price and was required to contribute to us in respect of each Unit issued to such investor:

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

As of December 31, 2025, we have sold 13,734,010 Units for an aggregate offering price of $1.4 billion.

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

Investor Optionality; Potential Reorganization

At any time after April 13, 2020 (or, if earlier, the date on which the Undrawn Commitment of each Unit has been reduced to zero), subject to applicable law and the discretion of our board of directors, we may seek to initiate a transaction (the “Reorganization”) intended to provide Unitholders different options with respect to their investment in the Company. The Reorganization may include one or more of the following: (i) offering Unitholders the option to own an interest in an entity (the “Liquidating Company”) that would make no new investments but instead would generally distribute the proceeds of its investments, as they are received, to its equity holders over time, such that it would likely substantially complete its liquidation within a reasonable period of time following the Reorganization Date; (ii) offering Unitholders the option to own an interest in an entity (the “Public Fund”) that would be a permanent, non-liquidating investment vehicle and elect to be treated as a BDC under the 1940 Act and a RIC under Subchapter M of the Code, and which may, among other things, seek to complete an initial public offering (“IPO”) of its common equity interests; and (iii) offering Unitholders the option to own an interest in an entity (the “Extension Fund” and, together with the Liquidating Company and the Public Fund, the “Reorganized Entities” and each, a “Reorganized Entity”) that would elect to be treated as a BDC under the 1940 Act and a RIC under Subchapter M of the Code and would generally operate as the Company is described to operate in this Annual Report on Form 10-K, but with an extended commitment period and term. Immediately following a Reorganization, each Reorganized Entity would hold an appropriate share of the assets and liabilities held by the Company immediately prior to the Reorganization. The Reorganization will not be completed prior to the end of the Company’s Commitment Period. If, in the sole discretion of our board of directors, the number of Units represented by elections to receive interests in either the Public Fund or the Extension Fund is too small, then our board of directors may choose not to proceed with the Reorganization, or the Reorganization may be effected without providing Unitholders the option to hold interests in either the Public Fund or the Extension Fund (as applicable). If either the Public Fund or the Extension Fund is not made available, any Unitholder that initially elected to receive interests of such entity will be offered an opportunity to make a new election between the available Reorganized Entities.

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

Regulation as a Business Development Company

We elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters. In addition, a BDC must be organized for the purpose of investing in or lending primarily to private companies organized in the United States and making significant managerial assistance available to them.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. We may, however, rely on recently adopted Rule 12d1-4 under the 1940 Act and invest in excess of the limits described above, including by investing in affiliated registered investment companies. However, to the extent we rely on Rule 12d1-4, we will be subject to certain conditions and requirements under Rule 12d1-4. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject the Unitholders to additional expenses.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The Adviser has obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and other funds advised by the Adviser or certain affiliates of the Adviser (referred to herein as “potential co-investment funds”) to engage in certain co-investment transactions. Under the exemptive relief, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us and such potential co-investment funds based on the allocation policy of the Adviser. Under the Adviser’s allocation policy, an investment opportunity will be allocated to us based on certain criteria, including but not limited to capital available for investment, which generally will be determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations. There can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.

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
•
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible qualifying asset portfolio company.
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

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either stockholder approval or approval of the “required majority”, as such term is defined in Section 57(o) of the Investment Company Act), certain disclosure requirements and, in the case of a BDC that is not an issuer of common equity securities that are listed on a national securities exchange, such as the Company, the requirement that the BDC must extend to each person that is a stockholder as of the date of an approval described above the opportunity (which may include a tender offer) to sell the securities held by that stockholder as of that applicable approval date, with 25% of those securities to be repurchased in each of the four calendar quarters following the calendar quarter in which that applicable approval date takes place. We have not sought or obtained Unitholders’ approval, and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a) of the 1940 Act. As of December 31, 2025, our asset coverage for borrowed amounts was 298.4%.

Code of Ethics

We and the Adviser have each adopted a code of ethics of the Adviser pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The code of ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. In addition, we have adopted a code of ethics applicable to our Principal Executive and Principal Accounting Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. You may obtain copies of the codes of ethics by written request addressed to the following: Chris Marzullo, Interim Chief Compliance Officer, 515 South Flower Street, Los Angeles, California 90071.

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

Proxy Voting Policies and Procedures

We delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our Independent Directors, and, accordingly, are subject to change.

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

If the Adviser has responsibility for voting proxies in connection with its investment advisory duties, or has the responsibility to specify to an agent how to vote the client’s proxies, it exercises such voting responsibilities through the corporate proxy voting process. The Adviser believes that the right to vote proxies is a significant asset of its clients’ holdings. In order to provide a basis for making decisions in the voting of proxies for its clients, the Adviser and its affiliates have established a proxy voting committee (the “Proxy Committee”) and adopted proxy voting guidelines (the “Guidelines”) and procedures.

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

Certain U.S. Federal Income Tax Consequences

The following is a summary of certain material U.S. federal income tax considerations related to an investment in the Units. This summary is based upon the provisions of the Code, as amended, the U.S. Treasury regulations promulgated thereunder, published rulings of the Internal Revenue Service (the “IRS”) and judicial decisions in effect as of the date hereof, all of which are subject to change, possibly with retroactive effect. The discussion does not purport to describe all of the U.S. federal income tax consequences that may be relevant to a particular investor in light of that investor’s particular circumstances (including alternative minimum tax consequences) and is not directed to investors subject to special treatment under the U.S. federal income tax laws, such as banks, dealers in securities, persons holding Units as part of hedging transaction, wash sale, conversion transaction or integrated transaction, real estate investment trusts, regulated investment companies, private university endowments and other tax-exempt entities, U.S. Holders (as defined below) whose functional currency is not the U.S. dollar, certain financial institutions and insurance companies. In addition, this summary does not discuss any aspect of state, local or non-U.S. tax law and assumes that investors will hold their Units as capital assets (generally, assets held for investment).

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

Because we may use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax, or may cause the Company to be subject to the 4% nondeductible U.S. federal excise tax.

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

In the event we invest in non-U.S. securities, we may be subject to withholding and other non-U.S. taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our Unitholders their share of the non-U.S. taxes paid by the Company. We generally intend to conduct our investment activities to minimize the impact of foreign taxation, but there is no guarantee that it will be successful in this regard.

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

Summary of Risk Factors

•
Market and geopolitical events could materially and adversely affect certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows. Disruption and instability in capital markets, recessionary conditions, and global events may adversely impact us.
•
We are highly dependent on key personnel of the Adviser. The loss of services of certain key individuals could have an adverse effect on our business, financial condition or results of operations.
•
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors, financial intermediaries, direct lending institutions and other counterparties that are active in our markets. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Adviser may not have knowledge of all circumstances that could impact an investment by us.
•
The Adviser may have an incentive to make investments that are risky or speculative due to performance-based compensation.
•
Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our Unitholders and may induce the Adviser to make speculative investments.
•
The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.
•
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
•
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
•
The use of borrowed money to finance our investments magnifies the potential for gain or loss and increases risks. Our ability to service debt depends on our financial performance and is subject to prevailing economic conditions.
•
If we fail to qualify as a RIC, we will be subject to corporate-level income tax, which could substantially reduce our net assets and the amount available for distributions.
•
Economic recessions or downturns may cause portfolio companies to be unable to repay loans, leading to financial losses, decreased revenues, and decreased asset values.
•
An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
•
We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.
•
Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations or if there is a downturn in a particular industry.

•
Many of our portfolio securities do not have readily available market prices and will be valued at fair value, which is inherently subjective and may not reflect what we may actually realize for the sale of the investment.
•
The collateral securing a senior loan may be insufficient to protect us against losses or a decline in income in the event of a borrower’s non-payment of interest or principal.
•
We may invest in securities of highly leveraged companies. These debt obligations are highly speculative and expose us to significantly greater financial market risks, interest rate risks and credit risks.
•
Certain of our portfolio investments have been restructured into equity holdings rather than debt, which can increase volatility, create greater risk of loss, and produce reduced or no income.
•
To the extent original issue discount (“OID”) and payment-in-kind (“PIK”) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of the cash representing such income.
•
There is no public market for our Units, nor can we give any assurance that one will develop in the future. Our Units are illiquid investments and Unitholders must be prepared to bear the economic risk of an investment for an indefinite period of time.
•
You should not expect to be able to sell Units regardless of how we perform. As a result, if you are unable to sell your Units, you will be unable to reduce your exposure on any market downturn that affects our portfolio.
•
The amount of any distributions we may make on our Units is uncertain. We may not be able to pay you distributions, or be able to sustain distributions at any particular level.
•
Efforts to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our Units.
•
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Units and our ability to pay distributions.

RISKS RELATED TO OUR BUSINESS

Market and geopolitical events could materially and adversely affect certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows. The interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region or financial market. Our business and operations, as well as the business and operations of our portfolio companies, may be materially adversely affected by inflation (or expectations for inflation), trade tensions, tariffs, interest rates, global demand for particular products or resources, natural disasters, climate change and climate-related events, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on our business and operations, and on the business and operations of our portfolio companies.

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

Russia’s invasion of Ukraine in February 2022, the resulting responses by the U.S. and other countries, and the potential for wider conflict, have increased and may continue to increase volatility and uncertainty in financial markets worldwide. The U.S. and other countries have imposed broad-ranging economic sanctions on Russia and Russian entities and individuals, and may impose additional sanctions, including on other countries that provide military or economic support to Russia. In addition, recent and ongoing conflicts in the Middle East could potentially cause significant disruptions to all or part of the global financial system, international trade, and the transportation and energy sectors, among other disruptions. Developing and further governmental actions (sanctions-related, military or otherwise) with respect to either or both the Russia-Ukraine conflict or the conflicts in the Middle East may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks in ways that are adverse to our investment strategy, all of which could adversely affect our ability to fulfill our investment objectives.

Furthermore, the political reunification of China and Taiwan, over which China continues to claim sovereignty, is a highly complex issue that has included threats of invasion by China. Political or economic disturbances (including an attempted unification of Taiwan by force), any economic sanctions implemented in response, and any escalation of hostility between China and Taiwan would likely have a significant adverse impact on economies, markets and individual securities globally.

In addition, the occurrence of events such as the recent escalations between the U.S. and Venezuela and the resulting measures that have been taken, and could be taken in the future, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets and may cause further economic uncertainties in the U.S. and worldwide.

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

Dependence on Key Personnel and Other Management. Unitholders have no right or power to participate in the management of the Company and may not receive detailed financial information regarding investments that is available to the Adviser. An investor in the Company must rely upon the ability of the Adviser (including the Private Credit Group and other investment professionals of the Adviser) to identify, structure and implement investments consistent with our investment objectives and policies. Accordingly, our success is dependent on the Adviser’s ability to retain and motivate highly qualified professionals. The loss of services of Mr. Richard T. Miller, Ms. Suzanne Grosso, Mr. Mark Gertzof and/or Mr. James S. Bold could have an adverse effect on our business, financial condition or results of operations. Our future success also depends on the Adviser’s ability to identify, hire, train and retain other highly qualified and experienced investment and management professionals. Competition for such professionals is significant, and there can be no assurance that the Adviser will be able to attract or retain other highly qualified professionals in the future. The inability of the Adviser to attract and retain such professionals could have a material adverse effect upon our business, financial condition or results of operations.

The Advisory Agreement may be terminated under certain circumstances. The termination of the Advisory Agreement may adversely affect the quality of our investment opportunities. Furthermore, if the Advisory Agreement is terminated, it may be challenging for the Adviser to be replaced.

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

No Guarantee of Interests. Any losses in the Company will be borne solely by Unitholders and not by TCW; therefore, TCW’s losses in the Company will be limited to such losses as are attributable to any interests in the Company held by it in its capacity as a Unitholder of the Company. Interests in the Company are not insured by or guaranteed by the U.S. Federal Deposit Insurance Corporation, and are not deposits in, obligations of, or endorsed or guaranteed in any way by any banking entity. Investments in the Company are subject to substantial investment risks, including, among others, those described herein, including the possibility of partial or total loss of an investor’s investment.

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

In addition, as a regulated BDC under the 1940 Act we may, among other things, be prohibited from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The Adviser has obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and potential co-investment funds to engage in certain co-investment transactions. Under the exemptive relief, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us, Fund VII and any other potential co-investment funds based on available capital, which generally is determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations.

Prior to August 2020, the Adviser calculated “available capital” based primarily on uncalled capital commitments and then-available borrowings for each fund or account. However, with a view toward more equitable and stable allocations going forward, the Adviser, as of August 2020, adjusted its policy to calculate “available capital” primarily on anticipated fund or account size (including total investor commitments and reasonably expected leverage).

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

Any wholly owned subsidiary may include subsidiary entities that engage in investment activities in securities or other assets that are primarily controlled by the Company. “Primarily controlled” mean (1) the Company controls the unregistered entity within the meaning of section 2(a)(9) of the 1940 Act, and (2) the Company’s control of the unregistered entity is greater than that of any other person.

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

Failure to Qualify as a RIC. We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code. To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to the Unitholders on an annual basis. Because we have incurred debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to qualify as a RIC, or to prevent the loss of such qualification after becoming a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. In addition, we may have difficulty satisfying the diversification requirements after the Commitment Period as we liquidate our portfolio since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to the Unitholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and the Unitholders. See “Part I Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.”

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

Further, some of our remaining investments (including certain equity investments) may require additional time beyond the Company’s current term before we can dispose of them at a favorable price or otherwise recoup our investment. On December 20, 2023, the Board approved a one year extension of the Company’s term from April 13, 2024 to April 13, 2025. On January 3, 2025, the Board approved a one year extension of the Company’s term from April 13, 2025 to April 13, 2026. If we are unable to extend the Company’s term beyond April 13, 2026, we may be required to dispose of our remaining investments at unfavorable prices.

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

Service Providers and Counterparties. Certain advisors and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, and investment or commercial banking firms) to the Company, the Adviser, TCW, and/or portfolio companies also provide goods or services to, or have business, personal, financial or other relationships with, the Adviser, TCW, or the portfolio companies. Such advisors and service providers (or their affiliates) may be investors in the Company, affiliates of the Adviser, sources of investment opportunities, co-investors, commercial counterparties and/or portfolio companies in which TCW and/or the Company has a portfolio investment. Accordingly, payments by the Company and/or such entities may indirectly benefit us and/or our affiliates.

Because TCW has many different businesses, including the registered broker dealers TCW Funds Distributors LLC, TCW is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. For instance, employees of TCW are registered representatives and principals and may receive compensation from the Adviser for selling interests in open- and closed-end commingled investment vehicles that are managed by the Adviser (including us). Such individuals will not receive sales commissions from those investment vehicles, unless specifically disclosed.

Advisors and service providers, or their affiliates, often charge different rates or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by the Company and/or portfolio companies are different from those used by TCW (including their respective personnel) (as the case may be), TCW may pay different amounts or rates than those paid by the Company and/or portfolio companies. In addition, TCW, Other Clients, the Company, and/or their respective portfolio companies, may enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with TCW) from time to time whereby such counterparty may charge lower rates and/or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including without limitation, volume of transactions entered into with such counterparty by TCW, the Company, Other Clients and their portfolio companies in the aggregate.

Allocation of Personnel. The Adviser and its members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. Subject to the terms of the limited liability company agreement, the Adviser, TCW and their respective affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of the Adviser. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to our business, but will be allocated between our business and the management of the monies of such other advisees of the Adviser.

Portfolio Investment Data. TCW receives various kinds of portfolio company/entity data and information (including from portfolio companies and/or entities of the Company), such as data and information relating to business operations, trends, budgets, customers and other metrics. (This data is sometimes referred to as “big data.”) In furtherance of the foregoing, TCW may seek to enter into information-sharing and use arrangements with portfolio companies and/or entities of the Company. TCW believes that access to this information furthers our interests by providing opportunities for operational improvements across portfolio companies and/or entities of the Company and in connection with our investment management activities. Subject to appropriate contractual arrangements, TCW may also utilize such information outside of our activities in a manner that provides a material benefit to TCW, but not us.

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

Suitability of Investments. An investment in us is not suitable for all investors. An investment is suitable only for sophisticated investors, and an investor must have the financial ability to understand and willingness to accept the extent of its exposure to the risks and lack of liquidity inherent in an investment in the Company. Investors with any doubts as to the suitability of an investment in us should consult their professional advisors to assist them in making their own legal, tax, accounting and financial evaluation of the merits and risks of investment in us in light of their own circumstances and financial condition.

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

No Secondary Market for Securities. Our investments are generally heavily negotiated and, accordingly, do not have the liquidity of conventional securities and will not have readily available market prices. We value such investments at fair value as determined in good faith by the Adviser in its capacity as our “valuation designee” in accordance with our valuation policy. Because there is no single standard for determining fair value, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment. In addition, due to their illiquid nature, we may not be able to dispose of our investments in a timely manner, at a fair price and/or in the manner that was thought to be viable when the investment was initiated (due to economic, legal, political or other factors). There is no assurance that we will be able to dispose of an investment in a particular security. The inability to dispose of a security could result in losses incurred by us, including the loss of our entire investment in such security. The debt of highly leveraged companies or companies in default also may be less liquid than other debt. If we voluntarily or involuntarily sold those types of debt securities, we might not receive the full value we expect.

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

Portfolio Concentration. Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be diversified. See “Part I Item 1. Business—Regulation as a Business Development Company—Qualifying Assets” and “Part I Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.” Aside from the diversification requirements that we have to comply with as a RIC and other contractual investment limitations to which we are subject pursuant to the LLC Agreement, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers, industries or asset classes, any adverse change in one or more of such issuers, industries or asset classes could have a material adverse effect on our investments. In addition, since the Commitment Period ended in May 2021, we may not make new investments (other than certain follow-on investments). As we continue to wind down under the terms of the LLC Agreement, we expect our investment portfolio to become more concentrated, which may heighten the risk that an adverse change in one issuer or industry could have a material adverse impact on the Company’s performance.

Equity Investments. Although historically, our investment bias has been towards adjustable-rate, senior secured loans, our investment portfolio has become more concentrated in equity investments as we continue to wind down under the terms of the LLC Agreement. To the extent our investments become concentrated in equity investments, any adverse change in one or more of such equity investments could have a material adverse effect on our investments and on the Company’s performance. The equity interests we hold may not appreciate in value and, in fact, may decline in value. The value of equity securities may fall due to general market and economic conditions, perceptions regarding the markets in which the issuers of the equity securities participate, or factors relating to the specific issuers. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Sector Concentration Risk. To the extent that the Company focuses its investments in a particular sector, it will be more sensitive to conditions that affect the sector than a portfolio that is not focused on a particular sector. Such a focus may cause a negative effect on Company’s investments.

Valuation Risk. Many portfolio securities may not have a readily available market price and the Adviser, as the “valuation designee” will value these securities at fair value as determined in good faith under procedures approved by the Board, which valuation is inherently subjective and may not reflect what the Company may actually realize for the sale of the investment. The majority of the Company’s investments are expected to be in instruments that do not have readily ascertainable market prices. Investments which the Company holds for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board based on similar instruments, internal assumptions and the weighting of the available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the “valuation designee” with respect to the fair valuation of the Company’s portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Interest Rate Risk. In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding fixed-rate debt securities generally fall, and they may sell at a discount from their face amount. Our debt investments generally have adjustable interest rates. For that reason, the Adviser expects that when interest rates change, the amount of interest we receive in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates. In recent years the U.S. Federal Reserve Board (the “Fed”) increased interest rates from historically low levels in an effort to cause inflation levels to align with the Fed’s long-term inflation target, but the Fed has been lowering those rates and may continue to do so in the future. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).

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

Non-U.S. Investment Risk. We may invest up to 30% of our gross assets in portfolio companies domiciled outside of the United States (assuming that the remaining 70% of our gross assets constitute “qualifying assets” (as defined in the 1940 Act and as described under “Part I Item 1. Business—Regulation as a Business Development Company—Qualifying Assets”)). Non-U.S. obligations have risks not typically involved in domestic investments. For example, non-U.S. obligations not denominated in U.S. dollars will cause our investment performance to vary based on changes in the applicable currency exchange rate. Moreover, even if we attempt to hedge the currency exchange risk, these hedges may be expensive and may not completely protect us in all circumstances. Non-U.S. investing can also result in higher transaction and operating costs for the Company. Non-U.S. issuers may not be subject to the same accounting and disclosure requirements that U.S. issuers are subject to. The value of non-U.S. investments may be affected by exchange control regulations, expropriation or nationalization of a company’s assets, non-U.S. taxes, delays in settlement of transactions, changes in governmental economic or monetary policies in the United States or abroad, or other political and economic factors. We may have greater difficulty taking appropriate legal actions in non-U.S. courts. Non-U.S. countries may impose withholding taxes on income paid on the debt securities of issuers in those countries.

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

Allocation of Expenses. To the extent that any fees and expenses were incurred on our behalf and any Other Clients (as defined below), the Company and such Other Clients will generally bear an allocable portion of any such fees and expenses on a pro rata basis (as determined by the Adviser) in proportion to the Company’s and such Other Clients’ respective percentage interests in the portfolio investment to which such fees and expenses relate (subject to our and such Other Clients’ offering and/or governing documents), or in such other manner as the Adviser considers fair and equitable. Notwithstanding the foregoing, the Adviser may in its sole discretion structure a co-investment opportunity, provided co-investment relief is granted, such that the proposed participants in such co-investment opportunity do not bear any Broken Deal Expenses (as defined below), with the result that we will bear all such Broken Deal Expenses; provided, if so structured, that such participants will not be entitled to receive any break-up or similar fee income, if any, that may be earned with respect to such transaction. In most cases, we expect that proposed participants in co-investments will not bear Broken Deal Expenses (such as legal fees, reverse termination fees, extraordinary expenses such as litigation costs and judgments and other expenses), with the result that only we will bear all such Broken Deal Expenses.

To the extent the context permits or otherwise requires, Other Clients refers to clients, investment funds, client accounts and proprietary accounts advised or managed by the Adviser or their respective affiliates, and in which we will not have an interest (“Other Clients”). Broken Deal Expenses refer to fees and expenses for investment and/or divestment transactions not completed by us, including amounts payable to or by third parties, and all fees and expenses of any legal, financial, accounting, advisory, consulting or other advisors or lenders, investment banks and other financing sources in connection with arranging financing for transactions that are not consummated and any deposits or down payments that are forfeited in connection with, or amounts paid as a penalty for, unconsummated transactions (“Broken Deal Expenses”).

Reliance on the Adviser and their Professionals. The Adviser will have discretion over approving an investment of our assets. Our success will depend in large part upon the skill and expertise of the Adviser and their respective professionals. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment managers and other industry participants for hiring and retaining qualified investment professionals, and there can be no assurance that such professionals will continue to be associated with the Adviser or their respective affiliates. The loss of the services of one or more of such persons could have a material adverse impact on our ability to realize our investment objectives. Moreover, although we expect to have access to all of the appropriate resources, relationships and expertise of the Adviser, there can be no assurance that such resources, relationships and expertise will be available for every transaction. In addition, investment professionals and committee members may be replaced or added at any time. In addition, members of the investment team will work on other projects for the TCW Group, as applicable. The professionals involved with us are not dedicated exclusively to us and will have other responsibilities for the TCW Group, as applicable. Conflicts of interest may arise in allocating management time, services or functions, and the ability of us and our investment team to access other professionals.

Equity Securities Risks. Equity securities may include common stock, preferred stock or other securities representing an ownership interest or the right to acquire an ownership interest in an issuer. Equity risk is the risk that stocks and other equity securities generally fluctuate in value more than debt securities and may decline in value over short or extended periods. The value of stocks and other equity securities may be affected by changes in an issuer’s financial condition, factors that affect a particular industry or industries, such as labor shortages or an increase in production costs and competitive conditions within an industry, or .as a result of changes in overall market, economic and political conditions that are not specifically related to a company or industry, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates or generally adverse investor sentiment.

Restructured portfolio investments. Certain of the Company’s portfolio investments have been and will be restructured to address loan defaults or for other reasons considered by the Company to have the potential to better protect or preserve the value of the Company’s investment. Often, a restructured investment will result in an equity holding rather than debt. Equity investments can increase volatility in the value of the investment, will not be secured by assets, create a greater risk of loss, and can produce reduced or no income for the Company. As a result of these restructured investments, the Company has generally experienced reduced interest income.

Co-Investment Syndication. The Company may initially consummate a portfolio investment intended as a co-investment as described herein and, later, syndicate such co-investment to certain persons. There can be no assurance that the Company will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to any such syndication will not be substantial. In the event that the Company is not successful in syndicating any such co-investment, in whole or in part, it may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Company that is not syndicated to co-investors as originally anticipated could reduce the Company’s overall investment returns.

Risks of Technology Financing. We may invest in and/or otherwise provide financing to portfolio companies focused on enterprise software solutions, including but not limited to business process automation, data management systems, cloud based applications and technology-enabled businesses targeting the middle market. Such portfolio companies are frequently in growth stage, but with a well-established value proposition.

The value of a portfolio investment may decline if such a portfolio company is not able to evolve its technology, products, business concepts or services. Although portfolio companies will have defined value propositions and competitive moats at the time of our investment, technology related products and services are subject to attrition of subscription risk in the absence of continued innovation and product investments versus other industries. Thus, the ultimate success of these companies often depends on their ability to continually develop their product offerings in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected.

Portfolio companies may be unable to acquire or develop successful new applications due to, among others, liquidity constraints, competition, inadequate personnel, the intellectual property they currently hold not remaining viable and limited access to suppliers or manufacturers of necessary components or products. Even if such portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither we nor such portfolio companies will have any control over the pace of technology development.

The growth of certain technology sectors is impacted by new or changing regulatory matters, which may result in our portfolio investments in such sectors being subject to requirements that necessitate additional investments in products or render existing products as less commercially valuable. In addition, litigation regarding intellectual property rights is common in the sectors of the technology industry on which we intend to focus. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair its ability to service its debt obligations to us.

Risks Associated with Delayed-Draw Facilities. We may make investments that require multiple fundings over time or are structured as “revolvers” or “delayed-draws.” These types of investments generally have funding obligations that extend over a period of time and that may extend beyond the investment period. In such circumstances, we may be required to reserve remaining capital commitments for future funding obligations and may be required to fund such obligations after the termination of the investment period. However, there can be no assurance that the reserved funds will ultimately be utilized for portfolio investments, which may result in us not fully deploying our committed capital. Moreover, borrowers with deteriorating creditworthiness may continue to satisfy their contractual conditions and therefore be eligible to draw unfunded amounts at times when we might prefer not to advance such amounts. In addition, the Adviser may have assumptions as to when a company with which we transact may draw on unfunded amounts when we enter into the commitment. If the borrower does not draw as expected, the commitment may not prove as attractive an investment as originally anticipated. Furthermore, any failure to advance requested funds to a borrower with which we transact could result in possible assertions of offsets against amounts previously funded.

Risks of Middle Market Loans. Borrowers under loans originated by us or in which we may invest may include privately owned small and mid-sized companies, which present a greater risk of loss than loans to larger companies. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position, and may need more capital to expand or compete. These financial challenges may make it difficult for our borrowers to make scheduled payments of interest or principal on our loans. Accordingly, advances made to these types of borrowers entail higher risks than advances made to companies that are able to access traditional credit sources.

Risks of PIK and OID Instruments. A portfolio investment may have a contractual return that is not paid entirely in cash, but rather features a PIK element paid partially or wholly in-kind or as an accreting liquidation preference, in which case we will be forgoing a cash margin for an accrued interest amount rolled throughout the life of the loan. This may have the effect of lengthening the time before cash is received and increasing our risk exposure. While the Adviser seeks to achieve our targeted returns for any given portfolio investment, other factors, such as overall economic conditions, the competitive environment and the availability of potential purchasers of the securities, may shorten or lengthen our holding period, and some portfolio investments may take several additional years from the initial investment date to achieve a realization. In some cases, we may be prohibited by contract from selling certain securities for a period of time. If we are required to liquidate all or a portion of our portfolio positions quickly, then we may realize significantly less than the value at which we previously recorded those portfolio investments. The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan. The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments. Market prices of Original Issue Discount “OID” instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash. PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral. Use of PIK and OID securities may provide certain benefits to the Adviser, including increasing management fees and incentive compensation.

The historical investment philosophy, strategy and approach of the Private Credit Group has not involved the use of PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Private Credit Group to originate investments for us with PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. To the extent original issue discount and PIK interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of the cash representing such income.

Risks may arise in connection with the rules under ERISA related to investment by ERISA Plans. We will use reasonable efforts to conduct our affairs so that our assets will not be deemed to be “plan assets” for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). In this regard, we may be operated as an annual “venture capital operating company,” under the ERISA rules (a “VCOC”) in order to avoid our assets being treated as “plan assets” for purposes of ERISA. If we decide to qualify as a VCOC, then we must obtain the right to substantially participate directly in or to influence the management of at least one-half of our investments, measured by cost, and must actually exercise such rights each year with respect to at least one such operating company. Accordingly, there may be constraints on our ability to make or dispose of investments at optimal times (or to make certain investments at all).

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

Our Units are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. We also do not intend to list our Units on a national securities exchange. Our Units are not registered under the

1933 Act, or any state securities law and will be restricted as to transfer by law and the terms of our LLC Agreement and Subscription Agreement.

Unitholders generally may not sell, assign or transfer their Units without the prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, Unitholders are not entitled to redeem their Units. Unitholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.

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

Changes to U.S. Tariff and Import/Export Regulations. There have been significant changes to U.S. trade policies, treaties and tariffs, resulting in significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments have had a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Operational Risk. We depend on TCW to develop the appropriate systems and procedures to control operational risk. Operational risks arising from mistakes made in the closing, confirmation or settlement of transactions, from transactions not being properly booked, evaluated, accounted for or managed or other similar disruption in our operations may cause us to suffer financial losses, disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. Our business is highly dependent on our ability to process a large number of transactions across numerous and diverse markets. Consequently, we rely heavily on our financial, accounting, asset management and other data processing systems. The ability of our systems to accommodate an increasing volume of transactions could also constrain our ability to properly manage our portfolio. Generally, none of the Adviser or TCW will be liable to us for losses incurred due to the occurrence of any such errors.

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

Cybersecurity Breaches and Identity Theft. Cybersecurity incidents and cyber-attacks have been occurring globally at more frequent and severe levels and are expected to continue to increase in frequency in the future. The information and technology systems of the Company, its portfolio investments and their service providers may be vulnerable to damage or interruption, including, without limitation, from computer viruses and other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors or malfeasance by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes or terrorist incidents. If unauthorized parties gain access to such information and technology systems, or if personnel abuse or misuse their access privileges, they may be able to steal, publish, delete or modify private and sensitive information. Although the Adviser has implemented, and portfolio investments and service providers may implement, various measures to manage risks relating to these types of events, such measures may be inadequate and, if compromised, information and technology systems could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Even with sophisticated prevention and detection systems, breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified in a timely manner or at all, potentially resulting in further harm and precluding appropriate remediation. TCW, the Company, Other Clients and/or any portfolio investment may have to make significant investments to fix or replace information and technology systems. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the operations of TCW, the Company, any portfolio investment, and/or their service providers and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to Unitholders (and their beneficial owners) and the intellectual property and trade secrets of TCW, the Company, and/or portfolio investments. Such a failure could harm the reputation of TCW, the Company and/or a portfolio investment, subject any such entity and their respective affiliates to legal claims and adverse publicity, and otherwise affect their business and financial performance. When such issues are present with regard to the issuer of securities in which the Company invests, the Company’s portfolio investment in those securities may lose value.

In addition, the SEC has adopted changes to Regulation S-P, which requires, among other things, that registered investment advisers notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many new obligations on us, TCW and its affiliates and service providers and create new rights for parties who have given any of us their personal information, such as investors and others.

Risks Associated with Artificial Intelligence. Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board is responsible for overseeing our risk management program, and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Adviser’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Adviser’s overall risk management processes. In general, the Adviser seeks to address material cybersecurity threats through an entity-wide approach that addresses the confidentiality, integrity, and availability of the Adviser’s information systems or the information that the Adviser collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

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

Governance

The Board receives annual updates and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by the Company. The Board also receives prompt and timely information regarding any material cybersecurity risk, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Adviser discuss the Company’s approach to overseeing cybersecurity threats.

The Adviser has established an internal working group that includes relevant representation from senior management including the CCO, COO and Chief Information Security Officer (“CISO”) who work collaboratively to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans.

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

ITEM 2. PROPERTIES

We maintain our principal executive office at 200 Clarendon Street, 19th Floor, Boston, Massachusetts 02116. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

As of April 3, 2026, there were approximately 130 holders of record of our Common Shares.

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

Overview

We were formed on May 23, 2017 as a limited liability company under the laws of the State of Delaware. We conducted a private offering of our Units to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

On the Inception Date, we sold and issued 10 Units at an aggregate purchase price of $1,000 to TAMCO.

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

As of December 31, 2025, we have six wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

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

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the Private Credit Group has generally not involved the use of PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Group generally did not originate a significant amount of investments for us with PIK interest features, a number of our current investments do contain PIK due to certain circumstances involving debt restructurings or work-outs. The high concentration of PIK in our current portfolio is primarily a result of the continued wind down of our portfolio.

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

We, and indirectly our Unitholders, will bear all costs, expenses and liabilities, other than the Company Expenses. Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees, if any, payable under the Administration Agreement; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our consolidated financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other personnel (including employees and secretarial and other staff of the Administrator) to the extent they are devoted to preparing our consolidated financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business. However, in the event of a Reorganization (as defined in the LLC Agreement) that results in a Public Fund (as defined in the LLC Agreement) or an Extension Fund (as defined in the LLC Agreement), including a Reorganization pursuant to which the Company becomes the Public Fund or the Extension Fund, the fees, costs and expenses associated with any such restructuring, initial public offering, listing of equity securities or reorganization will be borne appropriately by the Public Fund and the Extension Fund and indirectly only by Unitholders that elect to become investors in the Public Fund or the Extension Fund, as the case may be, and no others will directly or indirectly bear such fees, costs or expenses.

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

Critical Accounting Policies and Estimates

Investments at Fair Value

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Part I Item 1A. Risk Factors.” See Note 3 to our consolidated financial statements for more information on our critical accounting policies.

Investments that we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the “valuation designee” with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable; however, a significant portion of the inputs and the internal assumptions applied are unobservable.

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

A number of our current investments contain PIK due to certain circumstances including debt restructurings or work-outs. The high concentration of PIK in our current portfolio is primarily a result of the continued wind down of the portfolio. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the twelve months ended December 31, 2025, 2024, and 2023 PIK interest income earned was $54.5 million, $70.7 million, and $32.3 million, respectively, representing 61.1%, 51.4%, and 21.8%, respectively, of investment income.

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

We have entered into certain intercreditor agreementsor loan agreements that entitle us to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, we may receive a higher interest rate than the contractual stated interest rate as disclosed on our Consolidated Schedule of Investments.

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

Investment Activity

As of December 31, 2025, our portfolio consisted of 42 debt investments and 17 equity investments. Based on fair values as of December 31, 2025, our portfolio was 84.4% invested in debt investments which were mostly senior secured, term loans. The remaining 15.6% represented our equity investments, which were comprised of common stock, preferred stock, membership interests, and warrants.

As of December 31, 2024, our portfolio consisted of 40 debt investments and 18 equity investments. Based on fair values as of December 31, 2024, our portfolio was 91.5% invested in debt investments which were mostly senior secured, term loans. The remaining 8.5% represented our equity investments, which were comprised of common stock, preferred stock, membership interests, and warrants.

We had four debt investments on non-accrual status as of December 31, 2025, representing 4.3% and 14.5% of our portfolio's fair value and cost, respectively. We had three debt investments on non-accrual status as of December 31, 2024, representing 3.1% and 11.9% of our portfolio's fair value and cost, respectively.

Our total investment portfolio increased to 59 total investments as of December 31, 2025 from 58 total investments as of December 31, 2024 due to follow-on investments in Twin Star International, Inc., RL Investor Holdings, LLC (fka Red Lobster Management, LLC), and Greenfield World Trade, Inc (partially offset by disposals of investments in Mondee Holdings and Greenfield World Trade, Inc).

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of December 31, 2025:

Industry	Percent of Total Investments
Textiles, Apparel & Luxury Goods	19%
Household Durables	15%
Software	14%
Chemicals	12%
Hotels, Restaurants & Leisure	12%
Aerospace & Defense	9%
Publishing	6%
Energy Equipment & Services	5%
Consumer Durables & Apparel	4%
Media	2%
Commercial & Professional Services	2%
100%

Results of Operations

Our operating results for the years ended December 31, 2025, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Total investment income	$89,233	$137,519	$148,430
Net expenses	2,117	(4,716)	52,557
Net investment income	87,116	142,235	95,873
Net realized loss on investments	(101,643)	(18,725)	(1,483)
Net change in unrealized appreciation/(depreciation) on investments	(25,947)	(76,496)	(68,488)
Net realized gain on short-term investments	3,730	1,977	—
Net (decrease) increase in Members’ Capital from operations	$(36,744)	$48,991	$25,902

Total investment income

Total investment income for the years ended December 31, 2025, 2024 and 2023 was $89.2 million, $137.5 million and $148.4 million, respectively. Interest income including interest income paid-in-kind, was $89.0 million, $137.2 million and $148.1 million, for the years ended December 31, 2025, 2024, and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, we also earned $0.2 million, $0.3 million and $0.3 million, respectively, in other fee income.

The decrease in total investment income during the year ended December 31, 2025 compared to the year ended December 31, 2024 was due to five material paydowns of debt principal balances during the year ended December 31, 2025 which reduced interest income. Additionally, large portions of the Legacy Companies, LLC and Mondee Holdings, LLC debt investments were restructured into equity during the year ended December 31, 2025 which further reduced interest income.

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

Total expenses

Expenses for the years ended December 31, 2025, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Expenses
Incentive fees	$(35,680)	$(47,062)	$6,475
Interest and credit facility expenses	17,913	23,451	28,264
Management fees	13,390	14,103	15,063
Interest expense on repurchase transactions	4,042	2,254	-
Professional fees	1,039	1,037	1,059
Administrative fees	809	1,030	1,151
Directors’ fees	362	424	394
Other expenses	175	152	197
Total expenses	$2,050	$(4,611)	$52,603
Expenses recaptured (reimbursed) by the Adviser	67	(105)	(46)
Net Expenses	$2,117	$(4,716)	$52,557

Our total expenses were $2.1 million, $(4.6) million and $52.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our total expenses included management fees attributed to the Adviser of $13.4 million, $14.1 million and $15.1 million; and incentive fees attributed to the Adviser of $(35.7) million, $(47.1) million and $6.5 million, in the years ended December 31, 2025, 2024 and 2023, respectively.

The increase in total expenses during the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily attributable to incentive fees to our Adviser, which increased to $(35.7) million as of December 31, 2025 compared to $(47.1) million as of December 31, 2024 due to the reversal of the remaining accrued incentive fees. The Company had realized and unrealized losses during the year ended December 31, 2025 which resulted in the incentive fee payable to the Adviser being reduced to $0 as of December 31, 2025. The remaining incentive fee payable reversed during the year ended December 31, 2025 was less than the amount reversed during the year ended December 31, 2024. The increase in incentive fees was partially offset by a decrease in interest and credit facilities expenses due to a lower weighted average interest rate during the year ended December 31, 2025 compared to the year ended December 31, 2024. Interest expense incurred on repurchase transactions also increased during the year ended December 31, 2025 compared to the year ended December 31, 2024 due to an increase in the average outstanding principal balance of repurchase transactions.

The decrease in total expenses during the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily attributable to incentive fees to our Adviser, which decreased to $(47.1) million as of December 31, 2024 compared to $6.5 million as of December 31, 2023 due to the reversal of previously accrued incentive fees. The Company had realized and unrealized losses during the year ended December 31, 2024 which resulted in a reduction of incentive fee payable to the Adviser as of December 31, 2024. The decrease in incentive fees was coupled with a decrease in interest and credit facilities expenses due to a lower average outstanding balance partially offset by a higher weighted average interest rate during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in these expenses was partially offset by an increase in interest expense incurred on repurchase transactions as we entered into repurchase agreements during the year ended December 31, 2024 but did not enter into any during the December 31, 2023.

Net expenses include an expense recapture (reimbursement) of $0.1 million, $(0.1) million and $(46.0) thousand, for the years ended December 31, 2025, 2024 and 2023, respectively. The expense reimbursement during the years ended December 31, 2025 and December 31, 2024 reflects Company Expenses (as defined in our Administration Agreement) that we incurred in excess of our annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, we will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually).

Net investment income

Net investment income for the years ended December 31, 2025, 2024 and 2023 was $87.1 million, $142.2 million, and $95.9 million, respectively.

The decrease in our net investment income during the year ended December 31, 2025 compared to our net investment income during the year ended December 31, 2024 is due to lower total investment income during the year ended December 31, 2025 compared to the year ended December 31, 2024, as described above, coupled with higher total expenses.

The increase in our net investment income during the year ended December 31, 2024 compared to our net investment income during the year ended December 31, 2023 is due to lower total expenses during the year ended December 31, 2024 compared to the year ended December 31, 2023, as described above, partially offset by lower total investment income.

Net realized loss on investments

Our net realized loss on investments for years ended December 31, 2025, 2024 and 2023 was $101.6 million, $18.7 million and $1.5 million, respectively.

Our net realized loss during the year ended December 31, 2025 was due to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Greenfield World Trade, Inc.	Last Out Term Loans	$(46,389)	*
Mondee Holdings LLC	Term Loan	(45,755)	*
Greenfield World Trade, Inc.	Warrants	(4,369)	*
Hollander Intermediate LLC	Term Loan	(4,252)
Mondee Holdings LLC	Common Stock	(764)
Mondee Holdings LLC	Class A-3 Warrant, expires 03/25/27	(114)
Net realized loss		$(101,643)

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

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for years ended December 31, 2025, 2024 and 2023 was ($25.9) million, ($76.5) million and ($68.5) million, respectively.

Our net change in unrealized appreciation/(depreciation) during the year ended December 31, 2025 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Mondee Holdings LLC	Term Loan	$12,068	*
Greenfield World Trade, Inc.	Last Out Term Loan	14,346	*
Centric Brands L.P.	Class A LP Interests	7,920
Navistar Defense, LLC	Term Loan	6,945
Greenfield World Trade, Inc.	Class A-1 Warrant, expires 03/25/27	1,437	*
Outform Group, Inc.	Term Loan	(1,164)
Tabhi Holdings, LLC (Mondee)	Class B Common Units	(1,695)
Live Comfortably Borrower LLC	Term Loan	(1,741)
WDE TorcSill Holdings LLC	Revolver	(2,539)
Encompass Digital Media, Inc.	Term Loan	(4,610)
WDE TorcSill Holdings LLC	Term Loan	(5,670)
Tabhi Holdings, LLC (Mondee)	Preferred Units	(6,918)
Slogic Holding Corp.	Last Out Term Loan	(10,968)
The Legacy Companies LLC	Class A Units	(13,583)
RL Parent Holdings LLC	Class A Units	(20,534)
All others	Various	759
Net change in unrealized appreciation/(depreciation)		$(25,947)

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

Net realized gain on short-term investments

During the years ended December 31, 2025, 2024 and 2023 we earned $3.7 million, $2.0 million and $0, respectively, in realized gains from our short-term investments in government treasuries.

Net (decrease) increase in Members’ Capital from operations

Our net (decrease) increase in members’ capital from operations during the years ended December 31, 2025, 2024 and 2023 was $(36.7) million, $49.0 million and $25.9 million, respectively.

The decrease in members’ capital from operations during the year ended December 31, 2025 compared to the increase in members capital during the year ended December 31, 2024 was primarily due to lower net investment income during the year ended December 31, 2025 compared to the year ended December 31, 2024, coupled with higher net realized and unrealized losses during the current year versus prior year.

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

As of December 31, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

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

The Natixis Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement was May 10, 2021. On May 10, 2021, the Company exercised its option to extend the maturity date of the Natixis Credit Agreement to May 9, 2022. On March 15, 2022, the Company exercised its last available option to extend the Natixis Credit Agreement maturity date from May 9, 2022 to May 9, 2023. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.75% (the “Base Rate”) or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.75%. As of December 31, 2020, the Natixis Maximum Commitment was $280.0 million. On March 10, 2021, we further reduced the Natixis Maximum Commitment to $250.0 million.

On January 10, 2023, we entered into a Sixth Amendment to the Revolving Credit Agreement with Natixis (the “Sixth Amended Revolving Credit Agreement”). The Sixth Amended Revolving Credit Agreement replaces the Eurocurrency Rate with a Daily Simple SOFR Rate, Term SOFR Rate and Adjusted Term SOFR Rate (each as defined in the Sixth Amended Revolving Credit Agreement) for purposes of calculating interest on the loan. Each Term SOFR Loan shall bear interest on the outstanding principal amount thereof for each Interest Period at a rate per annum equal to the Adjusted Term SOFR Rate for such Interest Period plus the interest rate spread or “Applicable Margin.” Each Daily SOFR Loan will bear interest on the outstanding principal amount thereof at a rate per annum equal to Daily Simple SOFR plus the Applicable Margin. The Term SOFR Loan and Daily SOFR Loan have an Applicable Margin of 1.75%.

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

On May 9, 2024, we entered into the Eighth Amendment to the Revolving Credit Agreement with Natixis (the “Eighth Amended Revolving Credit Agreement”). The Eighth Amended Revolving Credit Agreement: (1) updated the Applicable Margin from 1.15% to 1.50% for Base Rate loans and from 2.15% to 2.50% for all other loan types; (2) extended the Stated Maturity Date (previously defined as May 9, 2024) of the Natixis Revolving Credit Facility 183 days to November 8, 2024; (3) updated the definition of Maturity Date to be the earlier of the Stated Maturity Date or 45 days after a Maturity Event which is defined as one or more of the following occurring: (a) Special Member (NLGI US Private Debt Fund I) elects to “opt-out” and have its membership interest redeemed during the next scheduled redemption date; (b) Rated Included Investors (as defined in the Natixis Credit Agreement) representing 8% or more of unfunded commitments elect to “opt-out” and have their membership interest redeemed during the next scheduled redemption date; or (c) Included Investors (as defined in the Natixis Credit Agreement) representing 8% or more of unfunded commitments elect to “opt-out” and have their membership interest redeemed during the next scheduled redemption date; and (4) allowed us to extend the Stated Maturity Date up to 3 months after the then effective Stated Maturity Date no more than 2 times.

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

The Natixis Revolving Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Natixis Revolving Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of December 31, 2025, we were in compliance with such covenants.

On November 4, 2024, the Natixis Credit Agreement matured and as of that date, we can no longer borrow amounts under the Natixis Revolving Credit Facility.

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

On December 6, 2023, the Borrower entered into Amendment No. 1 to the Third Amended and Restated Credit and Security Agreement with PNC (“Amendment No.1 to Third Amended PNC Credit Agreement”). The Amendment No.1 to Third Amended PNC Credit Agreement (1) updated the Facility Margin Level (as defined therein) from 2.30% to 2.75% and removed the SOFR adjustment from the calculation of interest on borrowings; (2) extended the Final Maturity Date (as defined therein) 366 days from January 29, 2024 to January 29, 2025; (3) changed the total commitments under the PNC Term Loan to $265.0 million (the total outstanding balance as of the date of the amendment).

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The

PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2025, the Borrower was in compliance with such covenants.

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

On November 6, 2025, we entered into the first amendment to the PNC Revolving Credit Agreement which updated the facility margin from 1.15% to 0.80% for Base Rate loans and from 2.15% to 1.80% for all other loan types. In addition, the maturity date was extended from November 8, 2025 to November 6, 2026.

A summary of amounts outstanding and available under the PNC Revolving Credit Agreement as of December 31, 2025 (dollar amounts in thousands):

PNC Revolving Credit Agreement	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2025	$350,000	$219,600	$130,400
As of December 31, 2024	$350,000	$300,000	$49,822

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

As of December 31, 2025 and 2024, $0.7 million and $1.1 million, respectively, of deferred financing costs from the Revolving Credit Facilities had yet to be amortized.

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of December 31, 2025 and 2024, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the years ended December 31, 2025, 2024 and 2023 was as follows (dollar amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Credit Facilities interest expense	$16,191	$18,417	$22,578
Unused fees	396	2,986	3,226
Administrative fees	-	100	101
Amortization of deferred financing costs	1,326	1,948	2,359
Total	$17,913	$23,451	$28,264
Weighted average interest rate	6.36%	7.75%	7.56%
Average outstanding balance	$251,018	$233,801	$294,556

We had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2025 and 2024 (dollar amounts in thousands):

			December 31, 2025		December 31, 2024
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	Delayed Draw Term Loan	September 2029	$2,067	$—	$2,067	$—
Bendon Inc.	Revolver	January 2026	5,811	6	4,842	44
Encompass Digital Media, Inc.	Revolver	September 2026	1,374	972	508	278
Greenfield World Trade, Inc.	Last Out Delayed Draw Term Loan	January 2025	—	—	62	9
Navistar Defense, LLC	Super Senior Revolver	February 2027	993	—	993	—
Outform Group, Inc. (f/k/a Rapid Displays, Inc.)	Revolver	April 2029	1,711	128	999	—
Twin Star International, Inc.	13th Amendment Priority Delayed Draw Term Loan	June 2026	—	—	271	—
Twin Star International, Inc.	17th Amendment Delayed Draw Term Loan	June 2026	560	—	—	—
WDE TorcSill Holdings LLC	Revolver	April 2028	—	—	8	1
Total			$12,516	$1,106	$9,750	$332

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

The Repurchase Transactions entered into during the years ended December 31, 2025 and 2024 had an average principal balance of $358.9 million and $160.9 million, respectively, and a weighted average interest rate of 4.47% and 5.40%, respectively. We did not enter into any Repurchase Transactions during the year ended December 31, 2023.

The net proceeds received from Repurchase Transactions during the years ended December 31, 2025 and 2024 was a net loss of $0.3 million (comprised of interest expense of $4.0 million net of realized gains on short-term investments of $3.7 million) and a net loss of $0.3 million (comprised of interest expense of $2.25 million net of realized gains on short-term investments of $2.0 million), respectively.

We had no outstanding Repurchase Obligations as of December 31, 2025 and December 31, 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk and changes in interest rates.

Valuation Risk. The majority of our investments are in instruments that do not have readily ascertainable market prices and the Adviser, as our valuation designee, will value these securities at fair value as determined in good faith under procedures approved by our Board. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk. As of December 31, 2025, 97.9% of our debt investments bore interest based on floating rates, such as SOFR and Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of December 31, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 5.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our December 31, 2025 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$13,562	$6,680	$6,882
Up 200 basis points	9,042	4,453	4,589
Up 100 basis points	4,521	2,227	2,294
Down 100 basis points	(3,988)	(2,227)	(1,761)
Down 200 basis points	(7,089)	(4,453)	(2,636)
Down 300 basis points	(8,589)	(6,680)	(1,909)

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”), and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025,

based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2025, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

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

10.17

First Amendment to Revolving Credit Agreement, dated as of November 6, 2025, among TCW Direct Lending VII LLC, as borrower, and PNC Bank, National Association as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on November 12, 2025).

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

TCW DIRECT LENDING VII LLC

Date: April 3, 2026	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 3, 2026	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: April 3, 2026	By:	/s/ David R. Adler
David R. Adler
Director

Date: April 3, 2026	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: April 3, 2026	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: April 3, 2026	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: April 3, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

TCW Direct Lending VII LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending VII LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending VII LLC and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 2 and 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities, each of which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value of equity instruments and a discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $645,193,114 as of December 31, 2025.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select appropriate valuation techniques and to use significant unobservable inputs to estimate the fair value of the investment. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs as determined by management. This required a high degree of auditor judgement and increased effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit the internal assumptions and evaluate the appropriateness of these models and the weighting of the available pricing inputs in determining the fair value of these investments.

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
•
We validated the appropriateness of the valuation techniques, valuation models, internal assumptions, and weighting and tested the valuation by developing an independent expectation. We developed independent estimates of the fair values and compared our estimates to management’s estimates.
•
For selected investments, with the assistance of our fair value specialists, we developed an independent estimate of the fair value and compared our estimate to management’s estimate.
•
We inspected all investment transactions within 60 days prior and subsequent to year end, if any, and compared the transaction price to the valuation at year end to assess the reasonableness of the valuation at year end.
•
We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs for those investments from the prior year-end.

/s/ Deloitte & Touche LLP

Los Angeles, California

April 3, 2026

We have served as the auditor of one or more investment companies within the group of investment companies since 2014.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Navistar Defense, LLC (2)(5)(8)	07/27/23	Super Senior Revolver - 14.32% inc PIK (SOFR + 10.50%, 1.50% Floor, all PIK)	10.5%	$45,818,273	02/01/27	$45,808,482	$45,818,273
	Navistar Defense, LLC (2)(5)(8)	08/01/22	Term Loan - 12.32% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	3.0%	52,450,525	02/01/27	34,088,673	12,902,829
				13.5%	98,268,798		79,897,155	58,721,102
Chemicals
	AGY Holdings Corp.	09/21/20	Term Loan - 4.35% inc PIK (SOFR + 0.25%, 1.50% Floor, all PIK)	4.8%	21,079,219	09/21/29	21,079,219	21,079,219
	AGY Holdings Corp.	05/27/22	Delayed Draw Term Loan - 4.18% inc PIK (SOFR + 0.25%, 1.50% Floor, all PIK)	5.0%	21,868,403	09/21/29	21,868,398	21,868,403
				9.8%	42,947,622		42,947,617	42,947,622
Commercial & Professional Services
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Term Loan - 10.47% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	3.2%	15,104,678	04/13/29	15,095,929	13,971,827
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Revolver - 10.47% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.2%	1,086,482	04/13/29	1,060,333	1,004,996
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	09/29/22	Incremental Term Loan - 10.47% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.1%	267,395	04/13/29	267,007	247,340
				3.5%	16,458,555		16,423,269	15,224,163
Consumer Durables & Apparel
	Twin Star International, Inc.	06/12/23	Incremental Delayed Draw Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.3%	1,180,224	06/18/26	1,180,224	1,180,224
	Twin Star International, Inc.(5)(8)	06/18/21	Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.3%	60,809,243	06/18/26	44,197,191	1,094,566
	Twin Star International, Inc.	02/15/23	Delayed Draw Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.3%	1,206,475	06/18/26	1,206,475	1,206,475
	Twin Star International, Inc.	06/12/23	Incremental Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.3%	1,205,020	06/18/26	1,205,020	1,205,020
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	602,322	06/18/26	602,322	602,322
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Delayed Draw Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.8%	3,419,165	06/18/26	3,400,738	3,419,165
	Twin Star International, Inc.	06/20/24	Protective Advance Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.5%	2,369,497	06/18/26	2,369,497	2,369,497
	Twin Star International, Inc.	10/03/24	13th Amendment Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	358,402	06/18/26	358,402	358,402
	Twin Star International, Inc.	10/03/24	13th Amendment Delayed Draw Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	794,731	06/18/26	794,731	794,731

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Consumer Durables & Apparel (continued)
	Twin Star International, Inc.	10/03/24	13th Amendment Priority Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.2%	$698,149	06/18/26	$698,149	$698,149
	Twin Star International, Inc.	01/29/25	14th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.1%	426,040	06/18/26	426,040	426,040
	Twin Star International, Inc.	01/29/25	14th Amendment Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.2%	977,875	06/18/26	977,875	977,875
	Twin Star International, Inc.	03/31/25	15th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.2%	676,966	06/18/26	676,966	676,966
	Twin Star International, Inc.	03/31/25	15th Amendment Discretionary Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.2%	659,849	06/18/26	659,849	659,849
	Twin Star International, Inc.	06/11/25	16th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.3%	1,274,000	06/18/26	1,274,000	1,274,000
	Twin Star International, Inc.	08/22/25	17th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	1.5%	6,516,680	06/18/26	6,516,680	6,516,680
				5.6%	83,174,638		66,544,159	23,459,961
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)	10/22/19	Revolver - 23.35% inc PIK (SOFR + 18.75%, 4.60% Floor, all PIK)	2.2%	12,886,962	04/30/28	12,886,962	9,497,820
	WDE TorcSill Holdings LLC(2)	10/22/19	Term Loan - 23.35% inc PIK (SOFR + 18.75%, 4.60% Floor, all PIK)	4.9%	28,782,924	04/30/28	28,782,924	21,213,303
	WDE TorcSill Holdings LLC(2)	08/13/24	Protective Advance Term Loan - 25.00% inc PIK (PRIME + 18.25%, 4.60% Floor, all PIK)	0.8%	3,088,490	04/30/28	3,088,490	3,442,740
				7.9%	44,758,376		44,758,376	34,153,863
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Term Loan - 9.45% (SOFR + 5.50%, 0.75% Floor)	5.3%	23,808,026	05/26/27	23,734,366	23,093,785
	RL Investor Holdings LLC (fka Red Lobster Management, LLC)(4)	09/16/24	Term Loan - 11.17% inc PIK (SOFR + 7.50%, 2.00% Floor, all PIK)	12.9%	56,324,391	09/16/29	56,324,391	56,324,391
				18.2%	80,132,417		80,058,757	79,418,176
Household Durables
	Slogic Holding Corp. (4)	08/25/23	Revolver - 9.69% inc PIK (SOFR + 5.87%, 1.00% Floor, all PIK)	1.0%	4,170,077	06/30/26	4,170,077	4,170,077
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 9.81% inc PIK (SOFR + 5.87%, 1.00% Floor, all PIK)	4.0%	28,819,404	10/29/26	28,819,404	17,637,475
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)(5)(8)	06/23/25	First Out Term Loan - 9.44% inc PIK (SOFR + 5.50%, 1.00% Floor, all PIK)	1.3%	5,460,101	06/23/28	5,460,101	5,460,101
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)(5)(8)	06/23/25	Last Out Term Loan - 9.44% inc PIK (SOFR + 5.50%, 1.00% Floor, all PIK)	8.4%	36,553,925	06/23/28	36,553,925	36,553,925
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)(5)(8)	10/27/25	1st Amendment First Out Term Loan - 9.44% inc PIK (SOFR + 5.50%, 1.00% Floor, all PIK)	1.3%	5,692,857	06/23/28	5,692,857	5,692,857
				16.0%	80,696,364		80,696,364	69,514,435

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Media
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Revolver - 11.42% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	0.3%	$4,027,844	09/28/26	$3,267,678	$1,180,158
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Term Loan - 11.42% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	2.9%	42,880,913	09/28/26	35,633,236	12,564,108
				3.2%	46,908,757		38,900,914	13,744,266
Publishing
	Bendon Inc.	12/11/20	Term Loan - 11.57% (SOFR + 7.75%, 1.50% Floor)	8.9%	38,877,869	01/31/26	38,864,956	38,838,991
				8.9%	38,877,869		38,864,956	38,838,991
Software
	Tabhi Purchaser, LLC (fka Mondee Holdings LLC)(2)	04/03/25	Delayed Draw Term Loan - 9.67% inc PIK (SOFR + 6.00%, 2.50% Floor, all PIK)	3.2%	13,889,161	10/03/28	13,889,161	13,889,161
	Tabhi Purchaser, LLC (fka Mondee Holdings LLC)(2)	04/03/25	Term Loan B - 9.67% inc PIK (SOFR + 6.00%, 1.75% Floor, all PIK)	13.0%	56,634,539	10/03/28	56,634,539	56,634,539
				16.2%	70,523,700		70,523,700	70,523,700
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	02/06/24	Term Loan - 9.39% (SOFR + 5.50%, 1.00% Floor)	3.7%	16,206,598	08/06/29	15,911,153	16,206,598
	Centric Brands TopCo, LLC (fka Centric Brands Inc.) (3)	02/06/24	Term Loan A-1 - 10.39% (SOFR + 6.50%, 1.00% Floor)	2.4%	10,647,978	02/06/31	10,432,021	10,647,978
	Centric Brands TopCo, LLC (fka Centric Brands Inc.) (3)	02/06/24	Term Loan A-2 - 11.89% inc PIK (SOFR + 8.00%, 1.00% Floor, all PIK)	3.9%	17,210,425	02/06/31	16,931,034	17,210,425
	Live Comfortably Borrower LLC (fka Hollander Intermediate LLC)(2)	09/19/22	Term Loan - 6.83% (SOFR + 3.00%, 3.00% Floor)	12.4%	64,000,723	09/19/27	59,748,615	53,952,610
				22.4%	108,065,724		103,022,823	98,017,611
	Total Debt Investments			125.2%	710,812,820		662,638,090	544,563,890
	EQUITY
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2)(5)(6)		Class A Units	0.0%	4,399		43,990	—
				0.0%	4,399		43,990	—
Chemicals
	AGY Equity LLC (5)(6)		Class A Preferred Units	0.0%	18,650,862		376	—
	AGY Equity LLC (5)(6)		Class B Preferred Units	0.0%	17,707,052		263	—
	AGY Equity LLC (5)(6)		Class C Common Units	0.0%	17,235,147		207	—
	AGY Equity LLC (5)(6)		Class D Preferred Units	2.0%	3,997,226		3,997,226	8,925,406
	AGY Equity LLC (5)(6)		Class E Preferred Units	6.1%	36,177,931		36,177,931	26,764,433
				8.1%	93,768,218		40,176,003	35,689,839
Commercial & Professional Services
	Outform Holdings LLC (fka Rapid Displays, Inc.)(4)(5)(6)		Class A Common Units	0.0%	7,872,225		39,361	—
				0.0%	7,872,225		39,361	—

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY (continued)
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)(5)(6)	Class A Units	0.0%	2,016,746	$—	$—
			0.0%	2,016,746	—	—
Hotels, Restaurants & Leisure
	RL Parent Holdings LLC (fka Red Lobster Management, LLC) (4)(5)(6)	Class A Units	0.2%	40,276	40,276,460	761,628
			0.2%	40,276	40,276,460	761,628
Household Durables
	Shelterlogic Group Holdings, Inc (4)(5)(6)	Common Stock	0.0%	1,254,034	—	—
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.) (2)(5)(6)	Class A Units	5.7%	77,501,303	38,378,723	24,795,767
			5.7%	78,755,337	38,378,723	24,795,767
Media
	Encompass Digital Media, Inc.(4)(5)(6)	Class A Units	0.0%	722,097	—	—
			0.0%	722,097	—	—
Software
	Tabhi Holdings, LLC (fka Mondee Holdings LLC) (2)(5)(6)	Preferred Units	4.4%	25,910,051	25,910,051	18,992,067
	Tabhi Holdings, LLC (fka Mondee Holdings LLC) (2)(5)(6)	Class B Common Units	0.0%	12,107,501	1,695,050	—
			4.4%	38,017,552	27,605,101	18,992,067
Textiles, Apparel & Luxury Goods
	Live Comfortably Inc. (fka Hollander Intermediate LLC)(2)(5)(6)	Common Stock	0.0%	29,460	—	—
	Centric Brands GP LLC (3)(5)(6)	Membership Interests	0.0%	359,231	—	—
	Centric Brands L.P. (3)(5)(6)	Class A LP Interests	4.7%	359,231	95,579	20,389,923
			4.7%	747,922	95,579	20,389,923
	Total Equity Investments		23.1%	221,944,772	146,615,217	100,629,224
	Total Debt & Equity Investments (7)		148.3%		809,253,307	645,193,114
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.68%, Class X (FGXXX)		2.1%	9,351,973	9,351,973	9,351,973
	Total Cash Equivalents		2.1%		9,351,973	9,351,973
	Short-term Investments
	U.S. Treasury Bill, Yield 3.62%, Maturity Date 04/28/26		124.8%	550,000,000	543,752,917	543,752,917
	Total Short-term Investments		124.8%		543,752,917	543,752,917
	Total Investments (275.0%)				$1,362,358,197	$1,198,298,004
	Net unrealized depreciation on unfunded commitments (-0.3%)					(1,105,734)
	Liabilities in Excess of Other Assets (-174.7%)					(761,428,679)
	Net Assets (100.0%)					$435,763,591

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and 2025 along with transactions during the year ended December 31, 2025 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2025	Interest/Dividend/ Other income
Live Comfortably Borrower LLC Term Loan - 6.83%	$57,009,438	$2,935,862	$28,123	$(4,280,231)	$(1,740,582)	$53,952,610	$6,005,828
Live Comfortably Inc. Common Stock	—	—	—	—	—	—	—
Navistar Defense, LLC Super Senior Revolver - 14.32% inc PIK	41,485,621	4,336,688	—	—	(4,036)	45,818,273	4,319,452
Navistar Defense, LLC Term Loan - 12.32% inc PIK	5,226,437	731,153	—	—	6,945,239	12,902,829	748,790
Tabhi Holdings, LLC (Mondee) Class B Common Units	—	1,695,050	—	—	(1,695,050)	—	—
Tabhi Holdings, LLC (Mondee) Preferred Units	—	25,910,051	—	—	(6,917,984)	18,992,067	—
Tabhi Purchaser, LLC (Mondee) Delayed Draw Term Loan - 9.67% inc PIK	—	13,889,161	—	—	—	13,889,161	665,740
Tabhi Purchaser, LLC (Mondee) Term Loan B - 9.67% inc PIK	—	56,634,539	—	—	—	56,634,539	4,234,474
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
The Legacy Companies LLC 1st Amendment First Out Term Loan - 9.44% inc PIK	—	5,692,857	—	—	—	5,692,857	—
The Legacy Companies LLC Class A Units	—	38,378,723	—	—	(13,582,956)	24,795,767	—
The Legacy Companies LLC First Out Term Loan - 9.44% inc PIK	—	5,460,101	—	—	—	5,460,101	145,423
The Legacy Companies LLC Last Out Term Loan - 9.44% inc PIK	—	36,553,925	—	—	—	36,553,925	991,641
WDE TorcSill Holdings LLC Class A Units	—	—	—	—	—	—	—
WDE TorcSill Holdings LLC Protective Advance Term Loan - 25.00% inc PIK	2,683,278	483,366	—	—	276,096	3,442,740	783,690
WDE TorcSill Holdings LLC Revolver - 23.35% inc PIK	10,184,750	1,852,564	—	—	(2,539,494)	9,497,820	2,885,748
WDE TorcSill Holdings LLC Term Loan - 23.35% inc PIK	22,770,365	4,274,234	(161,260)	—	(5,670,036)	21,213,303	6,439,247
Total Controlled Affiliated investments	$139,359,889	$198,828,274	$(133,137)	$(4,280,231)	$(24,928,803)	$308,845,992	$27,220,033

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2025, $64,454,924 or 5.4% of the Company’s total assets were represented by “non-qualifying assets.”

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and 2025 along with transactions during the period ended December 31, 2025 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2025	Interest/Dividend/ Other income
Encompass Digital Media Holdings, LLC Class A Units	$—	$—	$—	$—	$—	$—	$—
Encompass Digital Media, Inc. Revolver - 11.42% inc PIK	1,992,532	—	(866,557)	—	54,183	1,180,158	—
Encompass Digital Media, Inc. Term Loan - 11.42% inc PIK	17,174,507	—	—	—	(4,610,399)	12,564,108	—
Outform Holdings LLC Class A Common Units	—	—	—	—	—	—	—
Outform Group, Inc. Incremental Term Loan - 10.47% inc PIK	239,613	29,171	—	—	(21,444)	247,340	29,356
Outform Group, Inc. Revolver - 10.47% inc PIK	1,650,789	200,143	(790,598)	—	(55,338)	1,004,996	113,362
Outform Group, Inc. Term Loan - 10.47% inc PIK	13,535,325	1,600,657	—	—	(1,164,155)	13,971,827	1,611,079
RL Parent Holdings LLC Class A Units	21,295,977	—	—	—	(20,534,349)	761,628	—
RL Investor Holdings LLC Term Loan - 11.17% inc PIK	46,026,991	10,297,400	—	—	—	56,324,391	6,021,277
Shelterlogic Group Holdings, Inc Common Stock	—	—	—	—	—	—	—
Slogic Holding Corp. Last Out Term Loan - 9.81% inc PIK	26,468,470	2,137,479	—	—	(10,968,474)	17,637,475	2,856,580
Slogic Holding Corp. Revolver - 9.69% inc PIK	3,877,285	913,158	(620,366)	—	—	4,170,077	403,814
Total Non-Controlled Affiliated Investments	$132,261,489	$15,178,008	$(2,277,521)	$—	$(37,299,976)	$107,862,000	$11,035,468

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities was $100,629,224, or 8.3% of the Company’s total assets.
(7)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(8)
Loan was on non-accrual status as of December 31, 2025.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $131,653,782 and $208,418,374, respectively, for the period ended December 31, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

Name of Investment	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2024	Interest/ Dividend/ Other Income
Navistar Defense, LLC Super Senior Revolver - 14.96% inc PIK	$10,326,607	$31,171,795	$—	$—	$(12,781)	$41,485,621	$4,864,058
Navistar Defense, LLC Term Loan - 12.96% inc PIK	33,940,881	248,217	—	—	(28,962,661)	5,226,437	271,614
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
WDE TorcSill Holdings LLC Class A Units	—	—	—	—	—	—	—
WDE TorcSill Holdings LLC Protective Advance Term Loan - 13.00% inc PIK	—	2,605,125	—	—	78,153	2,683,278	171,947
WDE TorcSill Holdings LLC Revolver - 10.71% inc PIK	9,602,702	1,786,961	(591,397)	—	(613,516)	10,184,750	1,587,354
WDE TorcSill Holdings LLC Term Loan - 10.71% inc PIK	21,861,053	2,752,106	(396,977)	—	(1,445,817)	22,770,365	3,708,057
Total Controlled Affiliated investments	$75,731,243	$38,564,204	$(988,374)	$—	$(30,956,622)	$82,350,451	$10,603,030

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(3)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2024, $60,617,533 or 5.2% of the Company’s total assets were represented by “non—qualifying assets.”

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

Name of Investment	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2024	Interest/ Dividend/ Other Income
Encompass Digital Media Holdings, LLC Class A Units	$—	$—	$—	$—	$—	$—	$—
Encompass Digital Media, Inc. Revolver - 12.08% inc PIK	2,515,804	491,358	(180,533)	—	(834,097)	1,992,532	266,556
Encompass Digital Media, Inc. Term Loan - 12.08% inc PIK	21,696,936	2,659,170	—	—	(7,181,599)	17,174,507	2,272,142
Outform Holdings LLC (fka Rapid Displays, Inc.) Class A Common Units	—	39,361	—	—	(39,361)	—	—
Outform Group, Inc. (fka Rapid Displays, Inc.) Incremental Term Loan - 11.15% inc PIK	199,053	22,325	(2,451)	—	20,686	239,613	29,199
Outform Group, Inc. (fka Rapid Displays, Inc.) Revolver - 11.15% inc PIK	354,000	3,263,456	(2,006,000)	—	39,333	1,650,789	119,086
Outform Group, Inc. (fka Rapid Displays, Inc.) Term Loan - 11.15% inc PIK	11,244,614	1,213,964	(140,453)	—	1,217,200	13,535,325	1,600,867
RL Parent Holdings LLC (fka Red Lobster Management, LLC) Class A Units	—	40,276,460	—	—	(18,980,483)	21,295,977	—
RL Investor Holdings LLC (fka Red Lobster Management, LLC) Term Loan - 11.83% inc PIK	—	46,026,991	—	—	—	46,026,991	2,187,701
Shelterlogic Group Holdings, Inc Common Stock	—	—	—	—	—	—	—
Slogic Holding Corp. Last Out Term Loan - 10.52%	21,879,179	—	—	—	4,589,291	26,468,470	3,045,731
Slogic Holding Corp. Revolver - 10.35%	3,877,285	3,256,919	(3,256,919)	—	—	3,877,285	357,502
Total Non-Controlled Affiliated Investments	$61,766,871	$97,250,004	$(5,586,356)	$—	$(21,169,030)	$132,261,489	$9,878,784

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

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $200,689,830 and $105,688,206 respectively, for the year ended December 31, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	100%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of December 31,
	2025	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $255,637 and $700,850, respectively)	$228,485	$632,586
Non-controlled affiliated investments (amortized cost of $184,954 and $172,053, respectively)	107,862	132,261
Controlled affiliated investments (amortized cost of $368,663 and $113,183, respectively)	308,846	82,350
Cash and cash equivalents	9,352	14,501
Short-term investments	543,753	296,800
Interest income receivable	6,136	6,873
Receivable for investments sold	—	217
Deferred financing costs	741	1,112
Due from Adviser	—	105
Prepaid and other assets	70	61
Total Assets	$1,205,245	$1,166,866
Liabilities
Payable for short-term investments purchased	$543,753	$296,800
Revolving credit facilities payable	219,600	300,000
Management fees payable	3,076	3,630
Interest and credit facilities expense payable	1,162	1,601
Unrealized depreciation on unfunded commitments	1,106	332
Incentive fee payable	—	35,680
Other accrued expenses and other liabilities	784	815
Total Liabilities	769,481	638,858
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	1,373,401	1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(493,946)	(489,114)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	711,556	716,388
Accumulated overdistributed earnings	(275,792)	(188,380)
Total Members’ Capital	435,764	528,008
Total Liabilities and Members’ Capital	$1,205,245	$1,166,866
Net Asset Value Per Unit (accrual base) (Note 12)(1)	$43.77	$50.49

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total common units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31,
	2025	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$25,510	$61,612	$108,545
Interest income paid-in-kind	25,356	55,160	21,785
Other fee income	112	265	313
Non-controlled affiliated investments:
Interest income	889	3,439	3,417
Interest income paid-in-kind	10,146	6,440	4,575
Controlled affiliated investments:
Interest income	8,073	1,406	3,817
Interest income paid-in-kind	19,045	9,137	5,947
Other fee income	102	60	31
Total investment income	89,233	137,519	148,430
Expenses
Incentive fees (Note 4)	(35,680)	(47,062)	6,475
Interest and credit facility expenses	17,913	23,451	28,264
Management fees (Note 4)	13,390	14,103	15,063
Interest expense on repurchase transactions	4,042	2,254	—
Professional fees	1,039	1,037	1,059
Administrative fees	809	1,030	1,151
Directors’ fees	362	424	394
Other expenses	175	152	197
Total expenses	2,050	(4,611)	52,603
Expenses recaptured (reimbursed) by the Adviser	67	(105)	(46)
Net expenses	2,117	(4,716)	52,557
Net investment income	87,116	142,235	95,873
Net realized and unrealized (loss) gain on investments
Net realized loss:
Non-controlled/non-affiliated investments	(97,363)	(18,725)	(1,483)
Controlled affiliated investments	(4,280)	—	—
Net change in unrealized (depreciation)/appreciation:
Non-controlled/non-affiliated investments	36,282	(24,370)	(21,896)
Non-controlled affiliated investments	(37,300)	(21,169)	(43,132)
Controlled affiliated investments	(24,929)	(30,957)	(3,460)
Net realized gain on short-term investments	3,730	1,977	—
Net realized and unrealized loss on investments	(123,860)	(93,244)	(69,971)
Net (decrease) increase in Members’ Capital from operations	$(36,744)	$48,991	$25,902
Basic and diluted:
(Loss) income per unit	$(2.68)	$3.57	$1.89
Units outstanding	13,734,010	13,734,010	13,734,010

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at December 31, 2022	818,068	(76,403)	741,665
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	95,873	95,873
Net realized loss on investments	—	(1,483)	(1,483)
Net change in unrealized appreciation/(depreciation) on investments	—	(68,488)	(68,488)
Distributions to Members from:
Distributable earnings	—	(100,815)	(100,815)
Return of capital	(96,985)	—	(96,985)
Total Decrease in Members’ Capital for the year ended December 31, 2023	(96,985)	(74,913)	(171,898)
Members’ Capital at December 31, 2023	721,083	(151,316)	569,767
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	142,235	142,235
Net realized loss on investments	—	(16,748)	(16,748)
Net change in unrealized appreciation/(depreciation) on investments	—	(76,496)	(76,496)
Distributions to Members from:
Distributable earnings	—	(86,055)	(86,055)
Return of capital	(4,695)	—	(4,695)
Total Decrease in Members’ Capital for the year ended December 31, 2024	(4,695)	(37,064)	(41,759)
Members’ Capital at December 31, 2024	716,388	(188,380)	528,008
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	87,116	87,116
Net realized loss on investments	—	(97,913)	(97,913)
Net change in unrealized appreciation/(depreciation) on investments	—	(25,947)	(25,947)
Distributions to Members from:
Distributable earnings	—	(50,668)	(50,668)
Return of capital	(4,832)	—	(4,832)
Total Decrease in Members’ Capital for the year ended December 31, 2025	(4,832)	(87,412)	(92,244)
Members’ Capital at December 31, 2025	$711,556	$(275,792)	$435,764

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net (decrease) increase in net assets resulting from operations	$(36,744)	$48,991	$25,902
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(77,107)	(129,953)	(37,629)
Purchases of short-term investments	(543,753)	(296,800)	(78,714)
Interest income paid-in-kind	(54,547)	(70,737)	(32,307)
Proceeds from sales and paydowns of investments	208,636	106,284	268,259
Proceeds from sales of short-term investments	300,530	80,691	—
Realized gain on short-term investments	(3,730)	(1,977)	—
Net realized loss (gain) on investments	101,643	18,725	1,483
Net change in unrealized (appreciation)/depreciation on investments	25,947	76,496	68,488
Amortization of premium and accretion of discount, net	(1,574)	(4,491)	(9,330)
Amortization of deferred financing costs	1,326	1,948	2,359
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	737	9,458	(4,699)
(Increase) decrease in due from Adviser	105	(59)	111
(Increase) decrease in prepaid and other assets	(9)	(13)	55
Increase (decrease) in payable for short-term investments purchased	246,953	218,086	78,714
Increase (decrease) in interest and credit facilities expense payable	(439)	(2,802)	273
Increase (decrease) in management fees payable	(554)	152	(699)
Increase (decrease) in incentive fees payable	(35,680)	(47,062)	6,476
Increase (decrease) in other accrued expenses and liabilities	(31)	182	127
Net cash provided by operating activities	131,709	7,119	288,869
Cash Flows from Financing Activities
Distributions	(50,668)	(86,036)	(100,807)
Return of capital	(4,832)	(4,695)	(96,985)
Deferred financing costs paid	(958)	(1,923)	(1,698)
Proceeds from credit facilities	123,100	455,000	—
Repayments of credit facilities	(203,500)	(420,000)	(72,000)
Net cash used in financing activities	(136,858)	(57,654)	(271,490)
Net (decrease) increase in cash and cash equivalents	(5,149)	(50,535)	17,379
Cash and cash equivalents, beginning of year	14,501	65,036	47,657
Cash and cash equivalents, end of year	$9,352	$14,501	$65,036
Supplemental and non-cash financing activities
Interest expense paid	$16,750	$20,086	$23,311
Distributions payable	$—	$19	$8
Proceeds from secured borrowing	$444,375	$—	$—
Payment to secured borrowing	$(444,375)	$—	$—
Non-cash purchases of investments due to reorganization	$200,755	$182,135	$3,032
Non-cash sales of investments due to reorganization	$(200,755)	$(182,135)	$(3,032)
Receivable for investments sold	$(217)	$(596)	$208

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except for unit data)

December 31, 2025

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

As of December 31, 2025, the Company has six wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

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

December 31, 2025

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of December 31, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of December 31, 2025 was $493,946.

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

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. A number of the Company's current investments contain PIK due to certain circumstances involving debt restructurings or work-outs. The high concentration of PIK in the Company's current portfolio is primarily a result of the continued wind down of the portfolio. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the twelve months ended December 31, 2025, 2024, and 2023, PIK interest income earned was $54,547, $70,737, and $32,307, respectively, representing 61.1%, 51.4%, and 21.8%, respectively, of investment income.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2025

2. Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2025, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the time of acquisition and one year or less from the balance sheet date to be short-term investments. As of December 31, 2025, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2025

2. Significant Accounting Policies (Continued)

Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

December 31, 2025

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$544,564	$544,564
Equity	—	—	100,629	100,629
Cash equivalents	9,352	—	—	9,352
Short- term investments	543,753	—	—	543,753
Total Assets	$553,105	$—	$645,193	$1,198,298

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2025:

	Debt	Equity	Total
Balance, January 1, 2025	$775,319	$71,878	$847,197
Purchases, including payments received in-kind	266,424	65,985	332,409
Sales and paydowns of investments	(409,174)	—	(409,174)
Amortization of premium and accretion of discount, net	1,574	—	1,574
Net realized loss	(96,397)	(5,246)	(101,643)
Net change in unrealized appreciation/(depreciation)	6,818	(31,988)	(25,170)
Balance, December 31, 2025	$544,564	$100,629	$645,193
Net change in unrealized appreciation/(depreciation) in investments held as of December 31, 2025	$(20,295)	$(34,739)	$(55,034)

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2025

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

The Company did not have any investments transfer between levels during the years ended December 31, 2025 and 2024.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2025:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$23,093	Income Method	Discount Rate	11.3% to 12.9%	12.1%	Decrease
Debt	$21,808	Market Method	EBITDA Multiple	6.8x to 7.8x	7.3x	Increase
		Market Method	Revenue Multiple	0.6x to 0.8x	0.7x	Increase
Debt	$161,140	Market Method	EBITDA Multiple	5.8x to 9.5x	7.4x	Increase
Debt	$299,684	Market Method	Revenue Multiple	0.2x to 1.5x	0.9x	Increase
Debt	$38,839	Income Method	Discount Rate	16.0% to 20.0%	18.0%	Decrease
		Market Method	Indicative Bid	100.0% to 100.0%	100.0%	Increase
Equity	$20,390	Market Method	EBITDA Multiple	5.8x to 9.5x	6.5x	Increase
Equity	$80,239	Market Method	Revenue Multiple	0.2x to 1.5x	1.2x	Increase
Equity	$—	Market Method	EBITDA Multiple	6.8x to 7.8x	7.3x	Increase
			Revenue Multiple	0.6x to 0.8x	0.7x	Increase

* Weighted based on fair value

During the year ended December 31, 2025, two debt investments with an aggregate fair value of $70,524 transitioned from a yield analysis and market approach valuation model to a market approach valuation model and one debt investment with a fair value of $53,953 transitioned from a yield analysis valuation model to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2025

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

4. Agreements and Related Party Transactions

Advisory Agreement: On December 29, 2017, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement was most recently renewed by the Company's Board on August 12, 2025 for an additional one-year term until September 15, 2026. The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser.

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

December 31, 2025

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

For the years ended December 31, 2025, 2024 and 2023, Management Fees incurred were $13,390, $14,103 and $15,063, respectively, of which $3,076 and $3,630 remained payable as of December 31, 2025 and 2024, respectively.

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

For the twelve months ended December 31, 2025, 2024, and 2023 Incentive Fees (reversed) incurred were $(35,680), $(47,062), and $6,475, respectively. The Company has not made any incentive fee payments to the Adviser, and as of December 31, 2025 and 2024, the Company's incentive fee payable to the Adviser was $0 and $35,680, respectively. During the twelve months ended December 31, 2025 and 2024, there was a decrease in the incentive fee payable to the Adviser which resulted in the reversal of previously recognized incentive fees and negative incentive fees for the twelve months ended December 31, 2025 and 2024.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2025

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

December 31, 2025

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

December 31, 2025

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

During the years ended December 31, 2025, 2024 and 2023, the Adviser (recaptured) reimbursed $(67), $105, and $46 respectively, of the Company’s expenses, in accordance with the Administration Agreement. As of December 31, 2025 and 2024, the Company had $0 and $105 of expense reimbursements due from the Adviser. Expense reimbursements received from the Adviser are subject to a three-year recoupment period. The Adviser's ability to potentially recoup expense reimbursements provided to the Company for the years ended December 31, 2025, 2024 and 2023 will expire on December 31, 2028, 2027 and 2026, respectively, and will depend on whether the Company's expenses fall below the annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, the Company will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually). As of December 31, 2025, the Adviser has expense reimbursements available for recoupment of $84, all of which will expire on December 31, 2027.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2025

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2025 and 2024:

			December 31, 2025		December 31, 2024
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	Delayed Draw Term Loan	September 2029	$2,067	$—	$2,067	$—
Bendon Inc.	Revolver	January 2026	5,811	6	4,842	44
Encompass Digital Media, Inc.	Revolver	September 2026	1,374	972	508	278
Greenfield World Trade, Inc.	Last Out Delayed Draw Term Loan	January 2025	—	—	62	9
Navistar Defense, LLC	Super Senior Revolver	February 2027	993	—	993	—
Outform Group, Inc. (f/k/a Rapid Displays, Inc.)	Revolver	April 2029	1,711	128	999	—
Twin Star International, Inc.	13th Amendment Priority Delayed Draw Term Loan	June 2026	—	—	271	—
Twin Star International, Inc.	17th Amendment Delayed Draw Term Loan	June 2026	560	—	—	—
WDE TorcSill Holdings LLC	Revolver	April 2028	—	—	8	1
Total			$12,516	$1,106	$9,750	$332

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, the Company is not aware of any pending or threatened litigation.

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

6. Members’ Capital

The Company’s Unit activity for the years ended December 31, 2025, 2024 and 2023, was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Units at beginning of period	13,734,010	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the years ended December 31, 2025, 2024 and 2023.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2025

7. Credit Facilities (Continued)

The Natixis Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement is May 10, 2021. On May 10, 2021, the Company exercised its option to extend the maturity date of the Natixis Credit Agreement to May 9, 2022. On March 15, 2022, the Company exercised its last available option to extend the Natixis Credit Agreement maturity date from May 9, 2022 to May 9, 2023. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.75% (the “Base Rate”) or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.75%. As of December 31, 2019, the Natixis Maximum Commitment was $400,000. The Natixis Maximum Commitment was reduced to $340,000 on April 21, 2020 and was further reduced to $280,000 on July 1, 2020. On March 10, 2021, the Natixis Maximum Commitment was reduced to $250,000.

On January 10, 2023, the Company entered into the Sixth Amendment to the Revolving Credit Agreement with Natixis (the “Sixth Amended Revolving Credit Agreement”). The Sixth Amended Revolving Credit Agreement replaces the Eurocurrency Rate with a Daily Simple SOFR Rate, Term SOFR Rate and Adjusted Term SOFR Rate (each as defined in the Sixth Amended Revolving Credit Agreement) for purposes of calculating interest on the loan. Each Term SOFR Loan shall bear interest on the outstanding principal amount thereof for each Interest Period at a rate per annum equal to the Adjusted Term SOFR Rate for such Interest Period plus the interest rate spread or “Applicable Margin.” Each Daily SOFR Loan will bear interest on the outstanding principal amount thereof at a rate per annum equal to Daily Simple SOFR plus the Applicable Margin. The Term SOFR Loan and Daily SOFR Loan have an Applicable Margin of 1.75%.

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

On May 9, 2024, the Company entered into the Eighth Amendment to the Revolving Credit Agreement with Natixis (the “Eighth Amended Revolving Credit Agreement”). The Eighth Amended Revolving Credit Agreement: (1) updated the Applicable Margin from 1.15% to 1.50% for Base Rate loans and from 2.15% to 2.50% for all other loan types; (2) extended the Stated Maturity Date (previously defined as May 9, 2024) of the Natixis Revolving Credit Facility 183 days to November 8, 2024; (3) updated the definition of Maturity Date to be the earlier of the Stated Maturity Date or 45 days after a Maturity Event, which is defined as one or more of the following occurring: (a) Special Member (NLGI US Private Debt Fund I) elects to “opt-out" and have its membership interest redeemed during the next scheduled redemption date; (b) Rated Included Investors (as defined in the Natixis Credit Agreement) representing 8% or more of Unfunded Commitments elect to “opt-out” and have their membership interest redeemed during the next scheduled redemption date; or (c) Included Investors (as defined in the Natixis Credit Agreement) representing 8% or more of Unfunded Commitments elect to “opt-out” and have their membership interest redeemed during the next scheduled redemption date; and (4) allowed the Company to extend the Stated Maturity Date up to 3 months after the then effective Stated Maturity Date no more than 2 times.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2025

7. Credit Facilities (Continued)

On November 4, 2024, the Natixis Credit Agreement matured and as of that date, the Company can no longer borrow amounts under the Natixis Revolving Credit Facility.

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

December 31, 2025

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2025, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the PNC Revolving Credit Agreement as of December 31, 2025 and 2024 was as follows:

PNC Revolving Credit Agreement	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of December 31, 2025	$350,000	$219,600	$130,400
As of December 31, 2024	$350,000	$300,000	$49,822

(1)
The amount available considers any limitations related to the debt facility borrowing.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2025

7. Credit Facilities (Continued)

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

As of December 31, 2025 and 2024, $741 and $1,112 respectively, of deferred financing costs from the Revolving Credit Facilities had yet to be amortized.

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of December 31, 2025 and 2024, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Credit Facilities interest expense	$16,191	$18,417	$22,578
Unused fees	396	2,986	3,226
Administrative fees	—	100	101
Amortization of deferred financing costs	1,326	1,948	2,359
Total	$17,913	$23,451	$28,264
Weighted average interest rate	6.36%	7.75%	7.56%
Average outstanding balance	$251,018	$233,801	$294,556

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

The Repurchase Transactions entered into during the years ended December 31, 2025 and 2024 had an average principal balance of $358,899 and $160,861, respectively, and a weighted average interest rate of 4.47% and 5.40%, respectively. The Company did not enter into any Repurchase Transactions during the year ended December 31, 2023.

The net proceeds received from Repurchase Transactions during the years ended December 31, 2025 and 2024 was a net loss of $312 (comprised of interest expense of $4,042 net of realized gains on short-term investments of $3,730) and a net loss of $277 (comprised of interest expense of $2,254 net of realized gains on short-term investments of $1,977), respectively..

The Company had no outstanding Repurchase Obligations as of December 31, 2025 and December 31, 2024.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2025

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

As of December 31, 2025 and 2024, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of December 31,
	2025	2024
Cost of investments for federal income tax purposes	$1,420,540	$1,306,549
Unrealized appreciation	$26,396	$19,388
Unrealized depreciation	$(248,640)	$(170,071)
Net unrealized appreciation (depreciation) on investments	$(222,244)	$(150,683)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2025 and 2024. These differences result primarily from net operating losses, differences in accounting for partnership interest, and amendment fees reclassified as capital gains:

	For the Year Ended December 31,
	2025	2024	2023
Common Unitholders tax reclassification	$—	$—	$—
Undistributed net investment loss	$(718)	$(9,068)	$(1,820)
Accumulated net realized gain loss	$718	$9,068	$1,820

The tax character of shareholder distributions attributable to the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Ordinary income	$50,668	$86,055	$100,478
Long term capital gain	$—	$—	$337
Return of capital	$4,832	$4,695	$96,985

The tax components of distributable earnings on a tax basis for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Net tax (depreciation) appreciation	$(223,350)	$(151,014)	$(68,141)
Capital loss carryover	$(52,110)	$(1,304)	$—
Other cumulative effect of timing differences	$(333)	$(36,063)	$(83,175)

As of December 31, 2025, the Company had a net short-term capital loss carryforward of $11,328 and a net long-term capital loss carryforward of $40,781 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2025

9. Income Taxes (Continued)

The Company did not have any unrecognized tax benefits as of December 31, 2025 and 2024, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior three and four years, respectively. The Company files U.S. federal, state, local and non-U.S. tax returns, as applicable.

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

As of December 31, 2025, our investment in The Legacy Companies, LLC exceeded the threshold in at least one of the Rule 4-08(g) tests. As of December 31, 2023, our investment in AGY Holdings Corp. exceeded the threshold in at least one of the Rule 4-08(g) tests. Included below is the summarized financial information for The Legacy Companies, LLC and AGY Holdings Corp.

As of December 31,
2025(1)
Selected Balance Sheet Information - The Legacy Companies, LLC
Total assets	$320,502
Total liabilities	263,340
Equity	57,162

For the period from June 23, 2025 to December 31,
2025(1)
Selected Income Statement Information - The Legacy Companies, LLC
Total revenue	$89,608
Net loss	(30,524)

	As of December 31,
	2025	2024
Selected Balance Sheet Information - AGY Holdings Corp.
Total assets	$263,415	$234,438
Total liabilities	325,918	199,548
Equity	(62,503)	34,890

	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 31,
	2025	2024	2023
Selected Income Statement Information - AGY Holdings Corp.
Total revenue	$130,934	$126,652	$126,744
Net (loss) income	(98,445)	(16,198)	26,931

(1) No comparative periods are presented as The Legacy Companies, LLC was formed on June 23, 2025.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2025

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2025

12. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2025, 2024, 2023, 2022 and 2021 is presented below.

	For the Year Ended December 31,
	2025(1)	2024(1)	2023(1)	2022(1)	2021(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$50.49	$53.53	$66.04	$77.81	$93.84
Income from Investment Operations:
Net investment income	6.34	10.36	6.98	7.17	5.66
Net realized and unrealized (loss) gain	(9.02)	(6.79)	(5.09)	(2.01)	2.48
Total from investment operations	(2.68)	3.57	1.89	5.16	8.14
Less Distributions:
From distributable earnings	(3.69)	(6.27)	(7.34)	(8.48)	(8.32)
From return of capital	(0.35)	(0.34)	(7.06)	(8.45)	(15.85)
Total distributions(2)	(4.04)	(6.61)	(14.40)	(16.93)	(24.17)
Net Asset Value Per Unit (accrual base), End of Period	$43.77	$50.49	$53.53	$66.04	$77.81
Unitholder Total Return(3)	(5.11)%	6.77%	3.34%	8.07%	11.25%
Unitholder IRR before incentive fees(4)	7.63%	9.66%	10.82%	11.96%	12.50%
Unitholder IRR after all fees and expenses(4)	7.63%	9.00%	9.01%	9.87%	10.21%
Ratios and Supplemental Data
Members’ Capital, end of period	$435,764	$528,008	$569,767	$741,665	$903,296
Units outstanding, end of period	13,734,010	13,734,010	13,734,010	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	7.67%	7.47%	7.89%	7.31%	8.97%
Expenses recaptured (reimbursed) by Adviser	0.01%	(0.02%)	(0.01%)	(0.02)%	(0.05)%
Ratio of net expenses to average net assets	7.68%	7.45%	7.88%	7.29%	8.92%
Ratio of financing cost to average net assets	3.64%	4.12%	4.24%	2.64%	1.76%
Ratio of net investment income before expenses recaptured (reimbursed) to average net assets	17.73%	24.99%	14.37%	11.63%	8.06%
Ratio of net investment income to average net assets	17.72%	25.01%	14.37%	11.64%	8.10%
Ratio of incentive fees to average net assets	(7.26)%	(8.28)%	0.97%	2.10%	4.51%
Credit facilities payable	$219,600	$300,000	$264,194	$335,424	$586,887
Asset coverage ratio	2.98	2.76	3.15	3.20	2.54
Portfolio turnover rate	10.39%	12.55%	3.82%	13.16%	39.85%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of December 31, 2025, 2024, 2023, 2022, and 2021, respectively.

(2)
Excludes return of unused capital.

(3)
The Total Return for the years ended December 31, 2025, 2024, 2023, 2022, and 2021 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.

(4)
The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 7.63%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses and Advisor incentive fees is 7.63%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except for unit data)

December 31, 2025

13. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 2, 2026, the Company entered into a repurchase transaction with Barclay's Bank PLC (“Barclays”) whereby the Company sold to Barclays its short term investments and entered into an agreement to repurchase those short term investments from Barclays on January 26, 2026. The repurchase transaction settled on January 26, 2026 in the amount of $543,813.