Form 10-K/A
period 2025-12-31
TCW Direct Lending VII LLC
filed 2026-04-30
CIK 1715933

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
The number of the Registrant’s common units outstanding at April 29, 2026 was 13,734,010.
Documents Incorporated by Reference
None.
Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

EXPLANATORY NOTE
TCW Direct Lending VII LLC (the “Company”) is filing this Amendment No. 1 on Form
10-K/A
(the “Am
en
dment”) to the Company’s a
nnua
l report on Form
10-K
for the year ended December 31, 2025 (the “Form
10-K”),
filed with the Securities and Exchange Commission on April 3, 2026 (the “Original Filing”).
The Company is filing this Amendment to include the information required by Items 10 through 14 of Part III of Form
10-K
that was previously omitted from the Original Filing.
Except as set forth in this Amendment, no other changes have been made to the Form
10-K.
i

TCW DIRECT LENDING VII LLC

FORM 10-K/A FOR THE YEAR ENDED December 31, 2025

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s business and affairs are managed under the direction of its board of directors (the “Board of Directors” or the “Board”). The majority of the members of the Board will at all times consist of directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, TCW Asset Management Company LLC (the “Adviser”) or any of their respective affiliates (the “Independent Directors”).

Board of Directors

The Company’s Board of Directors has ultimate authority over the operations of the Company, but delegates the authority to manage the Company’s assets to the Adviser. The Board of Directors currently consists of seven members. Five members of the Board are Independent Directors and qualify as “independent directors” within the definition set forth in Rule 5605(a)(2) of the NASDAQ Stock Market Rules.

Pursuant to the Company’s Fourth Amended and Restated Limited Liability Company Agreement (as amended from time to time, the “LLC Agreement”), the Board is divided into three classes: Class I, Class II and Class III. The terms of office of the present Directors in each class expire at the annual meeting in the year indicated and when their respective successors are duly elected and qualified: Class II, 2026; Class III, 2027; and Class I, 2028. Directors elected to succeed those whose terms are expiring will be identified as being of that same class and will be elected until the third annual meeting after their election and until their successors are duly elected and qualified.

At each annual meeting of the members, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of the members held in the third year following the year of their election. Each director may be elected to the Board of Directors with the affirmative vote of the holders of a plurality of the outstanding Units (as defined below) entitled to vote in the election of such director at which a quorum is present; provided that the Board of Directors may amend the LLC Agreement to alter the vote required to elect directors. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualified.

Duties of Officers and Directors

The LLC Agreement provides that the Company’s business and affairs shall be managed under the direction of the Board of Directors, which has the power to appoint its officers. On a regular basis, the Board is primarily responsible for the determination of the value of the Company’s assets for which market quotations are not readily available.

Election of Directors

The LLC Agreement provides that the affirmative vote of the holders of a plurality of the outstanding common limited liability company units (the “Units”) entitled to vote in the election of directors cast at a meeting of holders of Units (“Unitholders”) duly called and at which a quorum is present is required to elect a director.

Number of Directors; Vacancies; Removal

The LLC Agreement provides that the number of directors will be set only by the Board of Directors. The LLC Agreement provides that a majority of the entire Board of Directors may at any time increase or decrease the number of directors. However, the number of directors may never be less than one or more than twelve unless the LLC Agreement is amended, in which case the Company may have more than twelve directors but never less than one. The LLC Agreement provides any and all vacancies on the Board of Directors may be filled only by the affirmative vote of a majority of the remaining directors in office, even if the remaining directors do not constitute a quorum, and any director elected to fill a vacancy will serve for the remainder of the full term of the directorship in which the vacancy occurred and until a successor is duly elected and qualifies, subject to any applicable requirements of the 1940 Act.

The LLC Agreement provides that a director elected by the Unitholders may be removed for cause, as defined therein, and then only by the affirmative vote of the holders of a percentage in interest in excess of 66 2/3% of the then outstanding, authorized Units entitled to vote. In addition, any director may be removed by a vote at a duly called meeting of the Board of at least 80% of the directors then seated.

Directors

The following table provides information concerning each of the Directors:

Name, Address and Year of Birth	Position(s) Held with Company, Length of Time Served and Term of Office	Principal Occupation(s) During Past Five Years	Number of Portfolios in Fund Complex(1) Overseen by Director	Other Non-Affiliated Directorships Held by Director During Past Five Years

Class II Directors – Term Expires at the 2026 Annual Meeting of Members

David R. Adler (born 1964)	Director since October 2017	Chief Executive Officer of Adler Asset Management, LLC.	8	None

R. David Kelly (born 1964)	Director since October 2017	Chairman and CEO of Croesus & Company.	7	3

Sheila A. Finnerty (born 1965)	Director since November 2025	Presently retired. Previously Executive Managing Director at Liberty Mutual Insurance.	7	3

Class III Directors – Term Expires at the 2027 Annual Meeting of Members

Andrew W. Tarica (born 1959)	Director since October 2017	Chief Executive Officer of Meadowbrook Capital Management since 2001.	37	None

David C. Wang* (born 1976)	Director since November 2025	Group Managing Director, Deputy Head of Private Credit of TCW (since 2013).	7	None

Class I Directors – Term Expires at the 2028 Annual Meeting of Members

Saverio M. Flemma (born 1962)	Director since October 2017	Founder and President of SF Advisors LLC. Previously, a Senior Banker at Drexel Hamilton, LLC commencing 2016.	7	1

Richard T. Miller* (born 1962)	President and Director since October 2017	Group Managing Director, Head of Private Credit of TCW (since 2012).	7	None

(1)

“Fund Complex” is defined to include registered investment companies that hold themselves out to investors as related companies for purposes of investment and investor services, or registered investment companies advised by the Company’s investment adviser, the Adviser, or that have an investment adviser that is an affiliated person of the Adviser. As a result, the Fund Complex includes the Company, TCW Direct Lending LLC, TCW Direct Lending VIII LLC, TCW Star Direct Lending LLC, TCW Specialty Lending IX LLC, TCW Specialty Lending LLC, TCW Steel City Senior Lending BDC, the TCW Funds, the TCW Strategic Income Fund and the Metropolitan West Funds.

*	Designates individuals who are “interested persons” of the Company, as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), because of affiliations with the Adviser.

Additional Information Regarding the Board and its Committees

Information about Each Director’s Qualification, Experience, Attributes or Skills

The Board believes that each of the Directors has the qualifications, experience, attributes and skills (“Director Attributes”) appropriate to serve as a Director of the Company, in light of the Company’s business and structure. Certain of these business and/or professional experiences are set forth in detail in the table and biographical information above. The Directors have substantial board experience or other professional experience and have demonstrated a commitment to discharging their oversight responsibilities as Directors. The Board annually conducts a “self-assessment” wherein the performance of the Board and the Audit Committee (as defined below) are reviewed.

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

Biographical Information

Independent Directors

David R. Adler

David R. Adler is Chief Executive Officer of Adler Asset Management, LLC, a registered investment adviser. He also spent over twenty-four years in Investment Banking at BofA Merrill Lynch in the Financial Institutions Investment Banking Group and at J.P. Morgan Securities Inc. in the Mergers & Acquisitions Group. Mr. Adler received an M.B.A. in Finance from the University of Chicago Graduate School of Business and a B.A. in Economics from the University of Chicago.

Sheila A. Finnerty

Sheila A. Finnerty served as an Executive Managing Director at Liberty Mutual Insurance, a Fortune 100 Company, until her retirement. She has 34 years of experience and is widely respected as a successful investor and strong partner both in the financial markets and in business strategy. As an investor at both Liberty Mutual Investments and Morgan Stanley Investment Management, Sheila successfully managed leveraged finance and alternative credit portfolios as well as being an active member of the internal Investment Committee and the leadership teams that oversaw asset allocation and strategy for these businesses. Prior to joining Liberty Mutual, Sheila held several roles at Morgan Stanley Investment Management (MSIM) including Managing Director as Global Head of High Yield Investments as well as Head of Leveraged Loan Investments. Ms. Finnerty serves as an Independent Board Member for Vista Credit Partners. She is a member of the Board of Trustees of Manhattanville College and serves on the Philanthropy Committee of the May Institute. Sheila is a strong proponent of diversity and inclusion initiatives and is a founding member of Women in Alternative Debt. Ms. Finnerty is a 1988 graduate of The New York University Stern School of Business and a 1986 graduate of Manhattanville College. She is a Charter Holder of the CFA Institute.

Saverio M. Flemma

Saverio M. Flemma is the founder and President of SF Advisors LLC, a financial advisory firm. He advises companies and business owners on capital structure and financing-related issues as well as company sales. Prior to SF Advisors, Mr. Flemma was a Senior Banker at Drexel Hamilton, LLC, an investment banking and securities brokerage firm. Mr. Flemma joined Drexel Hamilton in 2016 and was responsible for advising on mergers and acquisitions and capital raising transactions. Previously, Mr. Flemma served as a Managing Director in Investment Banking at Deutsche Bank Securities, Chase Securities and Banc of America Securities. Mr. Flemma earned a B.A. in Economics from Rollins College.

R. David Kelly

R. David Kelly has investment experience serving both public companies and private companies in the financial advisory, real estate development and operating company sectors. Mr. Kelly has served as the Chief Executive Officer and Chairman of the board of directors of Croesus and Company, a real estate investment and advisory firm, since 2014. Mr. Kelly is the managing partner of StraightLine Realty Partners, LLC, an alternative investment platform with investments in real estate financial services and venture capital, which he founded in 2010. Mr. Kelly serves as Lead Independent Director on the boards of directors of TCW Star Direct Lending LLC and TCW Direct Lending VIII LLC. He also serves as Lead Director on the board of directors of Invesco’s INREIT and is an at large director of Ashton Woods Homes. He also serves as an Independent Director of Acadia Healthcare. Mr. Kelly serves on the Governing Body of the Children’s Medical Center of Dallas, serving on the Finance Operating and Investment Committees. Mr. Kelly served as Chairman of the Teacher’s Retirement System of Texas from 2007 to 2017. He also served as Chairman of the Texas Public Finance Authority from 2002 to 2006 as a gubernatorial appointee. Mr. Kelly earned a B.A. in Economics from Harvard University and an M.B.A. from Stanford University.

Andrew W. Tarica

Andrew W. Tarica is the founder and CEO of Meadowbrook Capital Management (“MCM”), a fixed income credit asset management business he founded in 2001. Prior to founding MCM, he was the global head of the high grade corporate bond department at Donaldson, Lufkin & Jenrette from 1992 to 1999. From 1990 to 1992 he ran the investment grade sales and trading department at Kidder Peabody. He began his career at Drexel Burnham in 1983 in the investment grade trading area, where he eventually became the head of trading. He is a member of the boards of directors of TCW Funds, Inc., TCW Strategic Income Fund, TCW Direct Lending VIII LLC, TCW Steel City Senior Lending BDC, TCW Specialty Lending LLC, TCW Specialty Lending IX LLC and TCW Star Direct Lending LLC and Chairman of the TCW/MetWest Mutual Funds board. Mr. Tarica is a graduate of Northeastern University.

Interested Directors

Richard T. Miller

Richard T. Miller serves as Group Managing Director, Chief Investment Officer and Chairman of the Investment Committee of TCW Private Credit and Co-Portfolio Manager of the Specialty Lending, Rescue and TCW Steel City Strategies. Mr. Miller joined TCW in 2013 with the acquisition of the Special Situations Funds Group from Regiment Capital Advisors, LP which he led since the group’s inception in 2001. Mr. Miller has over 30 years of experience in the capital markets and previously in high yield research, focusing primarily on the Metals and Mining sector. Prior to his involvement in high yield research, he was at Chase Manhattan Bank in the Mergers & Acquisitions Group. He then moved on to become a Managing Director with the High Yield Group. Subsequently, he became the Head of High Yield Research at BankBoston Securities and in 1999, Mr. Miller joined UBS as a Managing Director and Head of the Global High Yield Research Group. Mr. Miller currently serves as an ex officio Trustee of the University of Rochester Endowment and is a former Trustee of the Nativity Preparatory School and the Dexter Southfield School. Mr. Miller received his BS from Syracuse University and his MBA from the University of Rochester.

David C. Wang

David C. Wang serves as Group Managing Director and Deputy Head of TCW Private Credit. Prior to joining TCW in 2013, Mr. Wang served as Director in the Capital Solutions Group at Houlihan Lokey and served as Vice President with Libra Securities and U.S. Bancorp Libra, affiliated investment banking firms. He has also previously served as Chief Financial Officer leading the global restructuring of a publicly-traded financial information provider and the turnaround of a privately-held metals manufacturer. Mr. Wang serves or has previously served on the boards of Electronic Recyclers International, Kentucky Electric Steel, Lyris, Inc., the Center for Duchenne Muscular Dystrophy at UCLA and the California Science Center. Mr. Wang is a graduate of The Wharton School at the University of Pennsylvania where he received a BS in Economics.

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

The Board currently consists of seven Directors, five of whom are Independent Directors. As part of each regular Board meeting, the Independent Directors meet separately from management. The Board reviews its leadership structure periodically as part of its annual self-assessment process and believes that its structure is appropriate to enable the Board to exercise its oversight of the Company.

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

Audit Committee

The Company has a standing Audit Committee, which currently consists of Ms. Finnerty and Messrs. Adler, Flemma, Kelly and Tarica, all of whom are Independent Directors. The principal functions of the Audit Committee are to select, engage and discharge the Company’s independent registered public accounting firm, review the plans, scope and results of the audit engagement with the Company’s independent registered public accounting firm, approve professional services provided by the Company’s independent registered public accounting firm (including compensation therefor), review the independence of the Company’s independent registered public accounting firm, review the adequacy of the Company’s internal control over financial reporting, establish guidelines and make recommendations to the Board regarding the valuation of the Company’s loans and investments, and take any other actions consistent with the Audit Committee charter or as may be authorized by the Board. Mr. Adler serves as Chairman of the Audit Committee, and has been designated as an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K promulgated by the SEC.

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

Special Transactions Committee

The Company has a standing Special Transactions Committee, which currently consists of Ms. Finnerty and Messrs. Adler, Flemma, Kelly and Tarica, all of whom are Independent Directors. The principal functions of the Special Transactions Committee are to review and approve potential co-investment transactions as defined by and subject to exemptive relief that the Adviser has received from the SEC.

Board of Director and Committee Meetings Held

The following table shows the number of Board and committee meetings held for the Company, and the number of times the Board and each committee acted by written consent, during the fiscal year ended December 31, 2025:

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

Officers of the Company

The officers of the Company are appointed and elected by the Board either at its annual meeting or at any subsequent regular or special meeting of the Board. The Board has elected three officers to hold office at the discretion of the Board until their successors are duly elected and qualified or until her or his resignation or removal. Except where dates of service are noted, all officers listed below served the Company as such throughout the fiscal year ended December 31, 2025. The following table sets forth information concerning each officer of the Company as of the date hereof:

Name	Age	Position(s)
Richard T. Miller*	63	President
Andrew Kim*	47	Chief Financial Officer and Treasurer
Christopher D. Marzullo*	57	Global Chief Compliance Officer
Joseph Magpayo*	61	Secretary

*	Designates individuals who are “interested persons” of the Company, as defined by the 1940 Act, because of affiliations with the Adviser.

Andrew Kim

Andrew Kim is a Managing Director in the Client and Fund Reporting group focusing on financial reporting and operations for the TCW Private Credit Group. He joined TCW in March 2020. Prior to joining TCW, Mr. Kim was the Chief Financial Officer of a boutique investment fund focused on structured lending and private credit. Prior to that role, he was the Vice President of Finance at Tennenbaum Capital Partners which focused on direct lending, primarily investing in leveraged loans through various complex fund structures. He holds a BS of Finance from the University of Illinois at Urbana-Champaign and an accounting certificate from UCLA. In addition, he is a CFA Charterholder.

Christopher D. Marzullo

Christopher D. Marzullo is the Interim Chief Compliance Officer for TCW. In this role, he is responsible for directing and managing all compliance affairs for TCW globally. Prior to joining TCW in July 2025, Mr. Marzullo served as the General Counsel and Chief Compliance Officer at Brandywine Global Investment Management where he was responsible for overseeing and managing all legal and compliance matters globally for the past 17 years. Before joining Brandywine Global, he was Associate General Counsel with Legg Mason, responsible for providing legal and compliance advice to Legg Mason’s various investment advisor subsidiaries. Mr. Marzullo began his career as a trial attorney in Baltimore. Mr. Marzullo earned his BS in Industrial and Labor Relations from Cornell University and his JD magna cum laude from the University of Baltimore School of Law.

Joseph Magpayo

Joseph Magpayo manages the Client Services operations teams with responsibilities including wrap fee SMA and mutual fund operations, sales and marketing analytics, client relationship management (CRM) administration, request for proposals (RFP), and consultant databases. He has supervisory responsibilities as a Registered Principal over the Private Client Services group, and is also responsible for vendor management over several of TCW’s key outsourcing partners. He has extensive operational, organizational, and people management expertise. Mr. Magpayo joined TCW in 1991. He earned a BA in History from St. Mary’s College, an MA in American Studies from Pepperdine University, and an MBA with a Strategic Management emphasis from Azusa Pacific University.

Code of Ethics

The Company has adopted the code of ethics of the Adviser (the “Code of Ethics”) pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. The Code of Ethics generally contains restrictions on investments by the Company’s employees in securities that may be purchased or held by the Company. This information will be available on the SEC’s website at www.sec.gov. You may also obtain copies of the Code of Ethics by written request addressed to the following: Chris Marzullo, Interim Chief Compliance Officer, 515 S. Flower Street, Los Angeles, California 90071.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s Directors and executive officers, and any persons holding more than 10% of the Units are required to report their beneficial ownership in the Company’s securities and any changes therein to the SEC and to the Company. We are required to report herein any failure to file such reports by applicable due dates for filings. Based on the Company’s review of any Forms 3, 4 and 5 filed by such persons, the Company believes that, during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, except that Christopher D. Marzullo filed a delinquent Form 3 due to administrative error.

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

None of the Company’s executive officers receive direct compensation from the Company. Subject to the cap described below in Item 13 under the heading The Advisor—Organizational and Operating Expenses, under the Administration Agreement with the Adviser (the “Administration Agreement”), the Company reimburses the Company’s Administrator, TCW Asset Management Company LLC (the “Administrator”), for expenses incurred by it on the Company’s behalf in performing its obligations under the Administration Agreement. Certain of the Company’s executive officers, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Advisory Agreement. The Adviser may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to the Company’s executive officers in addition to their ownership interest.

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

The following table sets forth the compensation paid by the Company, during the fiscal year ended December 31, 2025, to the Independent Directors. No compensation is paid to Directors who are “interested persons” of the Company. The Company has no retirement or pension plans or any compensation plans under which the Company’s equity securities were authorized for issuance.

Name of Independent Director	Fees Earned or Paid in Cash (Total Compensation)
David R. Adler	$87,833
Sheila A. Finnerty	$27,333
Saverio M. Flemma	$77,833
R. David Kelly	$90,333
Andrew W. Tarica	$77,833

Unit Ownership

The following table sets forth the aggregate dollar range of equity securities owned by each Director of the Company and of all funds overseen by each Director in the Fund Complex. The cost of each Director’s investment in the Fund Complex may vary from the current dollar range of equity securities shown below, which is calculated on an appraised value basis as of December 31, 2025. The information as to beneficial ownership is based on statements furnished to the Company by each Director.

Name of Director	Dollar Range of Equity Securities Held in the Company	Aggregate Dollar Range of Equity Securities Held in Fund Complex
Interested Directors
Richard T. Miller	Over $100,000	Over $100,000
David C. Wang	$31,730	Over $100,000
Independent Directors
David R. Adler	$79,320	Over $100,000
Sheila A. Finnerty	N/A	Over $100,000
Saverio M. Flemma	$63,460	Over $100,000
R. David Kelly	$79,320	Over $100,000
Andrew W. Tarica	$79,320	Over $100,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following sets forth, as of April 29, 2026, the beneficial ownership of Company Units by directors, officers and persons owning beneficially 5% or more of the outstanding Units:

Name and Address	Amount of Units Beneficially Owned and Nature of Ownership(1)	Percentage of Class Owned(1)
Independent Directors
David R. Adler	2,500	*
Saverio M. Flemma	2,000	*
R. David Kelly	2,500	*
Andrew W. Tarica	2,500	*
Sheila A. Finnerty	0	*

Interested Directors
Richard T. Miller	50,000	*
David C. Wang	1,000	*

Officers
Andrew Kim	0	*
Christopher D. Marzullo	0	*
Joseph Magpayo	0	*

Other Beneficial Owners
NLGI US Private Debt Fund I P.O. Box 609, 2nd floor, Strathvale House, 90 North Church Street, Grand Cayman, Cayman Islands, KYI-1107	4,290,000	31.24%
Lockheed Martin Corporation Master Retirement Trust 6901 Rockledge Drive, 9th Floor, Bethesda, MD 20817-1814	1,200,000	8.74%
The Church Pension Fund 19 East 34th Street, New York, NY 1001	1,000,000	7.28%
Minnesota State Board of Investment 60 Empire Drive, Suite 355 St. Paul MN 55103-3555	1,000,000	7.28%
Nationwide Mutual Insurance Company One Nationwide Plaza 01-05-705, Columbus, Ohio, 43215	750,000	5.46%

*	Less than 1%.
(1)

The number of Units are those beneficially owned as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any Units as to which a person has sole or shared voting power or investment power and any Units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The percentages used herein are calculated based upon 13,734,010 Units outstanding, which reflects the number of Units issued and outstanding as of April 29, 2026.

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

The Adviser is a Delaware limited liability company registered with the SEC under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. and, together with its affiliated companies, manages or has committed to manage approximately $206 billion of assets as of December 31, 2025. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles.

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

Unless earlier terminated as described below, the Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Company’s Board, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Company’s Independent Directors. The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of the Company’s outstanding voting Units, without penalty upon not less than 60 days’ prior written notice to the applicable party.

Management Fee

Under the Advisory Agreement, the Company pays to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.375% (i.e., 1.50% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of portfolio investments of the Company (including portfolio investments purchased with borrowed funds and other forms of leverage, such as Preferred Units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to the unitholders, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee payable for any partial month or quarter will be appropriately pro-rated. The “Commitment Period” of the Company began on April 13, 2018 and ended on May 16, 2021.

The total Management Fee earned by the Adviser for 2025 was $13.4 million.

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

The Company’s investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Adviser concurrently manages accounts that are pursuing an investment strategy similar to the Company’s strategy, and the Company may compete with these and other entities managed by affiliates of the Adviser for capital and investment opportunities. As a result, those individuals at the Adviser may face conflicts in the allocation of investment opportunities between the Company and other investment funds or accounts advised by principals of, or affiliated with, the Adviser. The Adviser has agreed with the Board that, when the Company is able to co-invest with other investment funds or accounts managed by the Adviser, allocations among the Company and other investment funds or accounts will generally be made based on capital available for investment in the asset class being allocated to the extent consistent with the 1940 Act. The Company expects that available capital for its investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by the Board or as imposed by applicable laws, rules, regulations or interpretations. In situations where the Company cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Adviser generally require that such opportunities be offered to the Company and such other investment funds on an alternating basis. However, there can be no assurance that the Company will be able to participate in all investment opportunities that are suitable to it. The Company and the Adviser have received exemptive relief from the SEC that permits the Company to co-invest with affiliates of the Adviser, including private funds managed by the Adviser, if the Board determines that it would be advantageous for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors.

Certain Business Relationships

Certain of the Company’s current Directors and officers are directors or officers of the Adviser.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company’s fiscal year ended December 31, 2025 and fiscal year ended December 31, 2024.

Fiscal Year/Period	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2025	$406,222	$––	$––	$––
2024	$416,414	$––	$––	$––

(1)	“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte.
(2)	“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by Deloitte, including primarily the review of the Company’s income tax returns.
(3)	“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte.

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services to the Company’s service providers, including the Adviser and its affiliates, if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above, for which fees were incurred by the Company for the fiscal years ended December 31, 2025 and 2024, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List separately all financial statements filed

The consolidated financial statements are listed on page F-1 and commence on page F-3 of the Original Filing.

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on September 1, 2017).

3.2	Limited Liability Company Agreement, dated June 29, 2017 (incorporated by reference to Exhibit 3.2 to a registration on Form 10 filed on September 1, 2017).

3.3	Amended and Restated Limited Liability Company Agreement, dated October 2, 2017 (incorporated by reference to Exhibit 3.3 to a registration on Form 10 filed on October 16, 2017).

3.4	Third Amended and Restated Limited Liability Company Agreement, dated as of September 10, 2018 (incorporated by reference to Exhibit 3.6 to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2018).

3.5	Fourth Amended and Restated Limited Liability Company Agreement, dated as of January 14, 2019 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 18, 2019).

3.6	Amendment to Fourth Amended and Restated Limited Liability Company Agreement, dated December 11, 2024 (incorporated by reference to Exhibit 3.6 to the registrant’s Quarterly Report on Form 10-Q filed on May 14, 2025).

4.1	Description of securities (incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K filed on March 17, 2020).

10.1	Investment Advisory and Management Agreement dated December 29, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2018).

10.2	Administration Agreement dated December 29, 2017, by and between TCW Direct Lending VII LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 3, 2018).

10.3	Amended and Restated Administration Agreement, dated as of September 25, 2018, between TCW Direct Lending VII LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 3.7 to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2018).

10.4	Revolving Credit Agreement, dated as of May 10, 2018, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 14, 2018).

10.5	Credit and Security Agreement, dated as of January 29, 2019, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 4, 2019).

10.6	First Amended and Restated Credit and Security Agreement, dated as of April 11, 2019, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 16, 2019).

10.7	Second Amended and Restated Credit and Security Agreement, dated as of March 17, 2020, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 20, 2020).

10.8	Fourth Amendment to Revolving Credit Agreement, dated as of May 10, 2021, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 10, 2021).

10.9	Fifth Amendment to Revolving Credit Agreement, dated as of May 13, 2021, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 10, 2021).

10.10	Third Amended and Restated Credit and Security Agreement, dated as of October 27, 2022, among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, and Alter Domus (US) LLC, as collateral agent (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2024).

10.11	Sixth Amendment to Revolving Credit Agreement, dated as of January 10, 2023, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on May 10, 2023).

10.12	Seventh Amendment to Revolving Credit Agreement, dated as of May 9, 2023, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on August 9, 2023).

10.13	Amendment No. 1 to Third Amended and Restated Credit and Security Agreement, dated as of December 6, 2023 among TCW DL VII Financing LLC, as borrower, PNC Bank, National Association, as facility agent, and Alter Domus (US) LLC, as collateral agent (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-Q filed on April 1, 2024).

10.14	Eighth Amendment to Revolving Credit Agreement, dated as of May 9, 2024, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on August 12, 2024.)

10.15	Ninth Amendment to Revolving Credit Agreement, dated as of July 30, 2024, among TCW Direct Lending VII LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2024).

10.16	Revolving Credit Agreement, dated as of November 8, 2024, among TCW Direct Lending VII LLC, as borrower, and PNC Bank, National Association as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2024).

10.17	First Amendment to Revolving Credit Agreement, dated as of November 6, 2025, among TCW Direct Lending VII LLC, as borrower, and PNC Bank, National Association as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on November 12, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on April 3, 2026).

21.1	Subsidiaries of TCW Direct Lending VII LLC (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on April 3, 2026).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed on April 3, 2026).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed on April 3, 2026).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

ITEM 16. Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VII LLC

Date: April 30, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer (Principal Financial Officer)