Form 10-Q
period 2026-03-31
TCW Direct Lending VII LLC
filed 2026-05-13
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of March 31, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 13, 2026 was 13,734,010.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Navistar Defense, LLC (2)(5)(8)	07/27/23	Super Senior Revolver - 14.27% inc PIK (SOFR + 10.50%, 1.50% Floor, all PIK)	10.3%	$45,818,273	02/01/27	$45,806,158	$45,818,273
	Navistar Defense, LLC (2)(5)(8)	08/01/22	Term Loan - 12.27% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	2.5%	52,450,525	02/01/27	34,088,673	11,381,764
				12.8%	98,268,798		79,894,831	57,200,037
Chemicals
	AGY Holdings Corp.	09/21/20	Term Loan - 4.18% inc PIK (SOFR + 0.25%, 1.50% Floor, all PIK)	4.8%	21,303,252	09/21/29	21,303,252	21,303,252
	AGY Holdings Corp.	05/27/22	Delayed Draw Term Loan - 4.21% inc PIK (SOFR + 0.25%, 1.50% Floor, all PIK)	5.4%	24,246,520	09/21/29	24,246,515	24,246,520
				10.2%	45,549,772		45,549,767	45,549,772
Commercial & Professional Services
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Term Loan - 10.27% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	3.2%	14,343,009	04/13/29	14,342,072	14,343,009
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	09/29/22	Incremental Term Loan - 10.27% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.1%	253,912	04/13/29	253,870	253,912
				3.3%	14,596,921		14,595,942	14,596,921
Consumer Durables & Apparel
	Twin Star International, Inc.	06/12/23	Incremental Delayed Draw Term Loan - 11.35% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	1,213,630	06/18/26	1,213,630	537,638
	Twin Star International, Inc.(5)(8)	06/18/21	Term Loan - 11.35% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.0%	62,530,440	06/18/26	44,197,191	—
	Twin Star International, Inc.	02/15/23	Delayed Draw Term Loan - 11.35% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	1,240,624	06/18/26	1,240,624	549,596
	Twin Star International, Inc.	06/12/23	Incremental Term Loan - 11.35% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	1,239,128	06/18/26	1,239,128	548,934
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Term Loan - 11.35% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	619,371	06/18/26	619,371	274,381
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Delayed Draw Term Loan - 11.35% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.3%	3,515,944	06/18/26	3,400,738	1,557,563
	Twin Star International, Inc.	06/20/24	Protective Advance Term Loan - 11.35% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.7%	3,284,503	06/18/26	3,284,503	3,284,503
	Twin Star International, Inc.	10/03/24	13th Amendment Term Loan - 11.35% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	368,547	06/18/26	368,547	368,547
	Twin Star International, Inc.	10/03/24	13th Amendment Delayed Draw Term Loan - 11.35% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	817,226	06/18/26	817,226	817,226

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Consumer Durables & Apparel (continued)
	Twin Star International, Inc.	10/03/24	13th Amendment Priority Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.2%	$741,783	06/18/26	$741,783	$741,783
	Twin Star International, Inc.	01/29/25	14th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.1%	452,667	06/18/26	452,667	452,667
	Twin Star International, Inc.	01/29/25	14th Amendment Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.2%	1,038,992	06/18/26	1,038,992	1,038,992
	Twin Star International, Inc.	03/31/25	15th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.2%	719,276	06/18/26	719,276	719,276
	Twin Star International, Inc.	03/31/25	15th Amendment Discretionary Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.2%	701,090	06/18/26	701,090	701,090
	Twin Star International, Inc.	06/11/25	16th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.3%	1,353,626	06/18/26	1,353,626	1,353,626
	Twin Star International, Inc.	08/22/25	17th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	1.7%	7,508,095	06/18/26	7,508,095	7,508,095
				4.6%	87,344,942		68,896,487	20,453,917
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)	10/22/19	Revolver - 23.35% inc PIK (SOFR + 18.75%, 4.60% Floor, all PIK)	1.9%	12,886,962	04/30/28	12,886,962	8,647,151
	WDE TorcSill Holdings LLC(2)	10/22/19	Term Loan - 23.35% inc PIK (SOFR + 18.75%, 4.60% Floor, all PIK)	4.3%	28,782,924	04/30/28	28,782,924	19,313,342
	WDE TorcSill Holdings LLC(2)	08/13/24	Protective Advance Term Loan - 25.00% inc PIK (PRIME + 18.25%, 4.60% Floor, all PIK)	0.8%	3,088,490	04/30/28	3,088,490	3,635,153
				7.0%	44,758,376		44,758,376	31,595,646
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Term Loan - 9.47% (SOFR + 5.50%, 0.75% Floor)	5.1%	23,237,744	05/26/27	23,178,284	22,633,562
	RL Investor Holdings LLC (fka Red Lobster Management, LLC)(4)	09/16/24	Term Loan - 11.20% inc PIK (SOFR + 7.50%, 2.00% Floor, all PIK)	12.4%	57,897,523	09/16/29	57,897,523	55,228,447
	RL Investor Holdings LLC (fka Red Lobster Management, LLC)(4)	01/28/26	Super Senior Revolver - 6.67% (SOFR + 3.00%, 2.50% Floor)	0.5%	1,604,430	09/16/29	1,604,430	2,398,302
				18.0%	82,739,697		82,680,237	80,260,311
Household Durables
	Slogic Holding Corp. (4)	08/25/23	Revolver - 9.72% (SOFR + 5.87%, 1.00% Floor)	1.1%	4,945,534	08/31/27	4,945,534	4,945,534
	Slogic Holding Corp. (4)	06/29/18	Last Out Term Loan - 9.69% (SOFR + 5.87%, 1.00% Floor)	4.0%	28,645,701	08/31/27	28,645,701	17,703,043
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)(5)(8)	06/23/25	First Out Term Loan - 9.46% inc PIK (SOFR + 5.50%, 1.00% Floor, all PIK)	1.2%	5,460,101	06/23/28	5,460,101	5,460,101
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)(5)(8)	06/23/25	Last Out Term Loan - 9.46% inc PIK (SOFR + 5.50%, 1.00% Floor, all PIK)	8.2%	36,553,925	06/23/28	36,553,925	36,553,925
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)(5)(8)	10/27/25	1st Amendment First Out Term Loan - 9.46% inc PIK (SOFR + 5.50%, 1.00% Floor, all PIK)	1.3%	5,692,857	06/23/28	5,692,857	5,692,857
				15.8%	81,298,118		81,298,118	70,355,460

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Media
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Revolver - 11.45% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	0.3%	$4,145,688	09/28/27	$3,267,678	$1,193,958
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Term Loan - 11.45% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	2.8%	44,117,032	09/28/27	35,633,236	12,705,705
				3.1%	48,262,720		38,900,914	13,899,663
Publishing
	Bendon Inc.	12/11/20	Term Loan - 11.52% (SOFR + 7.75%, 1.50% Floor)	8.7%	38,853,835	04/30/26	38,853,835	38,853,835
				8.7%	38,853,835		38,853,835	38,853,835
Software
	Tabhi Purchaser, LLC (fka Mondee Holdings LLC)(2)	04/03/25	Delayed Draw Term Loan - 9.70% inc PIK (SOFR + 6.00%, 2.50% Floor, all PIK)	3.2%	14,224,999	10/03/28	14,224,999	14,224,999
	Tabhi Purchaser, LLC (fka Mondee Holdings LLC)(2)	04/03/25	Term Loan B - 9.70% inc PIK (SOFR + 6.00%, 1.75% Floor, all PIK)	13.0%	58,003,954	10/03/28	58,003,954	58,003,954
				16.2%	72,228,953		72,228,953	72,228,953
Textiles, Apparel & Luxury Goods
	Centric Brands Inc. (3)	02/06/24	Term Loan - 9.17% (SOFR + 5.50%, 1.00% Floor)	3.6%	16,206,598	08/06/29	15,931,404	16,206,598
	Centric Brands TopCo, LLC (fka Centric Brands Inc.) (3)	02/06/24	Term Loan A-1 - 10.17% (SOFR + 6.50%, 1.00% Floor)	2.4%	10,647,978	02/06/31	10,442,460	10,647,978
	Centric Brands TopCo, LLC (fka Centric Brands Inc.) (3)	02/06/24	Term Loan A-2 - 11.67% inc PIK (SOFR + 8.00%, 1.00% Floor, all PIK)	4.0%	17,733,224	02/06/31	17,467,338	17,733,224
	Live Comfortably Borrower LLC (fka Hollander Intermediate LLC)(2)	09/19/22	Term Loan - 13.78% inc PIK (SOFR + 10.00%, 3.00% Floor, 2.00% PIK)	15.3%	74,200,062	03/31/29	69,947,954	68,264,057
				25.3%	118,787,862		113,789,156	112,851,857
	Total Debt Investments			125.0%	732,689,994		681,446,616	557,846,372
	EQUITY
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2)(5)(6)		Class A Units	0.0%	4,399		43,990	—
				0.0%	4,399		43,990	—
Chemicals
	AGY Equity LLC (5)(6)		Class A Preferred Units	0.0%	18,650,862		376	—
	AGY Equity LLC (5)(6)		Class B Preferred Units	0.0%	17,707,052		263	—
	AGY Equity LLC (5)(6)		Class C Common Units	0.0%	17,235,147		207	—
	AGY Equity LLC (5)(6)		Class D Preferred Units	2.1%	3,997,226		3,997,226	9,173,674
	AGY Equity LLC (5)(6)		Class E Preferred Units	6.3%	36,177,931		36,177,931	28,110,614
				8.4%	93,768,218		40,176,003	37,284,288
Commercial & Professional Services
	Outform Holdings LLC (fka Rapid Displays, Inc.)(4)(5)(6)		Class A Common Units	0.1%	7,872,225		39,361	447,142
				0.1%	7,872,225		39,361	447,142

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY (continued)
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)(5)(6)	Class A Units	0.0%	2,016,746	$—	$—
			0.0%	2,016,746	—	—
Hotels, Restaurants & Leisure
	RL Parent Holdings LLC (fka Red Lobster Management, LLC) (4)(5)(6)	Class A Units	0.0%	40,276	40,276,460	—
			0.0%	40,276	40,276,460	—
Household Durables
	Shelterlogic Group Holdings, Inc (4)(5)(6)	Common Stock	0.0%	1,254,034	—	—
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.) (2)(5)(6)	Class A Units	4.7%	77,501,303	38,378,723	20,971,853
			4.7%	78,755,337	38,378,723	20,971,853
Media
	Encompass Digital Media, Inc.(4)(5)(6)	Class A Units	0.0%	722,097	—	—
			0.0%	722,097	—	—
Software
	Tabhi Holdings, LLC (fka Mondee Holdings LLC) (2)(5)(6)	Preferred Units	3.8%	25,910,051	25,910,051	16,996,993
	Tabhi Holdings, LLC (fka Mondee Holdings LLC) (2)(5)(6)	Class B Common Units	0.0%	12,107,501	1,695,050	—
			3.8%	38,017,552	27,605,101	16,996,993
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC (3)(5)(6)	Membership Interests	0.0%	359,231	—	—
	Centric Brands L.P. (3)(5)(6)	Class A LP Interests	5.3%	359,231	95,579	23,777,334
			5.3%	718,462	95,579	23,777,334
	Total Equity Investments		22.3%	221,915,312	146,615,217	99,477,610
	Total Debt & Equity Investments (7)		147.3%		828,061,833	657,323,982
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.58%, Class X (FGXXX)		3.1%	13,933,721	13,933,721	13,933,721
	Total Cash Equivalents		3.1%		13,933,721	13,933,721
	Short-term Investments
	U.S. Treasury Bill, Yield 3.60%, Maturity Date 07/28/26		127.2%	575,000,000	568,224,424	568,224,424
	Total Short-term Investments		127.2%		568,224,424	568,224,424
	Total Investments (277.4%)				$1,410,219,978	$1,239,482,127
	Net unrealized depreciation on unfunded commitments (0.0%)					(184,598)
	Liabilities in Excess of Other Assets (-177.3%)					(792,442,193)
	Net Assets (100.0%)					$446,855,336

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

(2)
As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2025 and March 31, 2026 along with transactions during the period ended March 31, 2026 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2025	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at March 31, 2026	Interest/Dividend/ Other income
Navistar Defense, LLC Super Senior Revolver - 14.27% inc PIK	$45,818,273	$—	$(2,324)	$—	$2,324	$45,818,273	$(2,324)
Navistar Defense, LLC Term Loan - 12.27% inc PIK	12,902,829	—	—	—	(1,521,065)	11,381,764	5,880
Tabhi Holdings, LLC (Mondee) Class B Common Units	—	—	—	—	—	—	—
Tabhi Holdings, LLC (Mondee) Preferred Units	18,992,067	—	—	—	(1,995,074)	16,996,993	—
Tabhi Purchaser, LLC (Mondee) Delayed Draw Term Loan - 9.70% inc PIK	13,889,161	335,838	—	—	—	14,224,999	335,939
Tabhi Purchaser, LLC (Mondee) Term Loan B - 9.70% inc PIK	56,634,539	1,369,415	—	—	—	58,003,954	1,391,466
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
The Legacy Companies LLC 1st Amendment First Out Term Loan - 9.46% inc PIK	5,692,857	—	—	—	—	5,692,857	—
The Legacy Companies LLC Class A Units	24,795,767	—	—	—	(3,823,914)	20,971,853	—
The Legacy Companies LLC First Out Term Loan - 9.46% inc PIK	5,460,101	—	—	—	—	5,460,101	—
The Legacy Companies LLC Last Out Term Loan - 9.46% inc PIK	36,553,925	—	—	—	—	36,553,925	—
WDE TorcSill Holdings LLC Class A Units	—	—	—	—	—	—	—
WDE TorcSill Holdings LLC Protective Advance Term Loan - 25.00% inc PIK	3,442,740	—	—	—	192,413	3,635,153	202,159
WDE TorcSill Holdings LLC Revolver - 23.35% inc PIK	9,497,820	—	—	—	(850,669)	8,647,151	752,276
WDE TorcSill Holdings LLC Term Loan - 23.35% inc PIK	21,213,303	—	—	—	(1,899,961)	19,313,342	1,680,203
Total Controlled Affiliated investments	$254,893,382	$1,705,253	$(2,324)	$—	$(9,895,946)	$246,700,365	$4,365,599

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(3)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2026, $68,365,134 or 5.5% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2025 and March 31, 2026 along with transactions during the period ended March 31, 2026 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2025	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at March 31, 2026	Interest/Dividend/ Other income
Encompass Digital Media Holdings, LLC Class A Units	$—	$—	$—	$—	$—	$—	$—
Encompass Digital Media, Inc. Revolver - 11.45% inc PIK	1,180,158	—	—	—	13,800	1,193,958	—
Encompass Digital Media, Inc. Term Loan - 11.45% inc PIK	12,564,108	—	—	—	141,597	12,705,705	—
Outform Holdings LLC Class A Common Units	—	—	—	—	447,142	447,142	—
Outform Group, Inc. Incremental Term Loan - 10.27% inc PIK	247,340	7,398	(20,535)	—	19,709	253,912	7,301
Outform Group, Inc. Term Loan - 10.27% inc PIK	13,971,827	406,359	(1,160,216)	—	1,125,039	14,343,009	400,625
RL Parent Holdings LLC Class A Units	761,628	—	—	—	(761,628)	—	—
RL Investor Holdings LLC Super Senior Revolver - 6.67%	—	1,604,430	—	—	793,872	2,398,302	2,808
RL Investor Holdings LLC Term Loan - 11.20% inc PIK	56,324,391	1,573,132	—	—	(2,669,076)	55,228,447	1,573,665
Shelterlogic Group Holdings, Inc Common Stock	—	—	—	—	—	—	—
Slogic Holding Corp. Last Out Term Loan - 9.69%	17,637,475	—	(173,703)	—	239,271	17,703,043	699,768
Slogic Holding Corp. Revolver - 9.72%	4,170,077	775,457	—	—	—	4,945,534	112,658
Total Non-Controlled Affiliated Investments	$106,857,004	$4,366,776	$(1,354,454)	$—	$(650,274)	$109,219,052	$2,796,825

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities was $99,477,610, or 8.0% of the Company’s total assets.
(7)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(8)
Loan was on non-accrual status as of March 31, 2026.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $18,241,180 and $3,703,758, respectively, for the period ended March 31, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

(2)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and December 31, 2025 along with transactions during the year ended December 31, 2025 in these controlled investments are as follows:

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

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and December 31, 2025 along with transactions during the year ended December 31, 2025 in these affiliated investments are as follows:

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

PRIME - Prime Rate

PIK - Payment-In-Kind

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $131,653,782 and $208,418,374, respectively, for the year ended December 31, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown of Portfolio
United States	100%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2026

	As of March 31,
	2026	As of December 31,
	(unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $330,539 and $255,637, respectively)	$301,405	$228,485
Non-controlled affiliated investments (amortized cost of $186,906 and $184,954, respectively)	109,219	107,862
Controlled affiliated investments (amortized cost of $310,617 and $368,663, respectively)	246,700	308,846
Cash and cash equivalents	15,008	9,352
Short-term investments	568,224	543,753
Interest income receivable	8,198	6,136
Deferred financing costs	525	741
Prepaid and other assets	35	70
Total Assets	$1,249,314	$1,205,245

Liabilities
Payable for short-term investments purchased	$568,224	$543,753
Revolving credit facilities payable	225,600	219,600
Management fees payable	6,143	3,076
Interest and credit facilities expense payable	1,200	1,162
Unrealized depreciation on unfunded commitments	185	1,106
Other accrued expenses and other liabilities	1,107	784
Total Liabilities	802,459	769,481

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	1,373,401	1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(493,946)	(493,946)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	711,556	711,556
Accumulated overdistributed earnings	(264,701)	(275,792)
Total Members’ Capital	446,855	435,764
Total Liabilities and Members’ Capital	$1,249,314	$1,205,245
Net Asset Value Per Unit (Note 11)(1)	$44.58	$43.77

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common Units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2026

	For the Three Months Ended March 31,
	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$3,781	$13,827
Interest income paid-in-kind	8,711	6,278
Other fee income	35	—
Non-controlled affiliated investments:
Interest income	818	802
Interest income paid-in-kind	1,979	1,796
Controlled affiliated investments:
Interest income	2,642	566
Interest income paid-in-kind	1,705	6,208
Other fee income	19	—
Total investment income	19,690	29,477

Expenses
Interest and credit facilities expenses	3,403	5,336
Management fees	3,067	3,774
Interest expense on repurchase transactions	1,360	775
Administrative fees	188	234
Professional fees	109	140
Directors’ fees	68	98
Incentive fees	—	(35,680)
Other expenses	73	66
Total expenses	8,268	(25,257)
Net investment income	11,422	54,734
Net realized and unrealized gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliated investments	4,215	—
Controlled affiliated investments	—	(4,252)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	4,792	(54,959)
Non-controlled affiliated investments	(650)	(13,980)
Controlled affiliated investments	(9,896)	2,513
Net realized gain on short-term investments	1,208	740
Net realized and unrealized loss on investments	(331)	(69,938)
Net increase (decrease) in Members’ Capital from operations	$11,091	$(15,204)
Basic and diluted:
Income (loss) per unit	$0.81	$(1.11)
Units Outstanding	13,734,010	13,734,010

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2026

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2026	$711,556	$(275,792)	$435,764
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	11,422	11,422
Net realized gain on investments	—	5,423	5,423
Net change in unrealized appreciation/(depreciation) on investments	—	(5,754)	(5,754)
Total Increase in Members’ Capital for the three months ended March 31, 2026	—	11,091	11,091
Members’ Capital at March 31, 2026	$711,556	$(264,701)	$446,855

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2025	$716,388	$(188,380)	$528,008
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	54,734	54,734
Net realized loss on investments	—	(3,512)	(3,512)
Net change in unrealized appreciation/(depreciation) on investments	—	(66,426)	(66,426)
Total Decrease in Members’ Capital for the three months ended March 31, 2025	—	(15,204)	(15,204)
Members’ Capital at March 31, 2025	$716,388	$(203,584)	$512,804

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2026

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$11,091	$(15,204)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(5,846)	(23,685)
Purchases of short-term investments	(568,224)	(295,865)
Interest income paid-in-kind	(12,395)	(14,282)
Proceeds from sales and paydowns of investments	3,704	12,650
Proceeds from sales of short-term investments	544,961	297,540
Realized gain on short-term investments	(1,208)	(740)
Net realized (gain) loss on investments	(4,215)	4,252
Net change in unrealized (appreciation)/depreciation on investments	5,754	66,426
Amortization of premium and accretion of discount, net	(56)	(576)
Amortization of deferred financing costs	227	322
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(2,062)	(3,388)
(Increase) decrease in prepaid and other assets	35	31
Increase (decrease) in payable for short-term investments purchased	24,471	(935)
Increase (decrease) in incentive fees payable	—	(35,680)
Increase (decrease) in management fees payable	3,067	3,773
Increase (decrease) in interest and credit facilities expense payable	38	136
Increase (decrease) in other accrued expenses and liabilities	323	375
Net cash used in operating activities	(335)	(4,850)
Cash Flows from Financing Activities
Deferred financing costs paid	(9)	—
Proceeds from credit facilities	6,000	24,500
Repayments of credit facilities	—	(7,000)
Net cash provided by financing activities	5,991	17,500
Net increase in cash and cash equivalents	5,656	12,650
Cash and cash equivalents, beginning of period	9,352	14,501
Cash and cash equivalents, end of period	$15,008	$27,151
Supplemental and non-cash operating and financing activities
Interest expense paid	$2,988	$4,846
Non-cash purchases of investments due to reorganization	$(5,395)	$(46,719)
Non-cash sales of investments due to reorganization	$5,395	$46,719
Proceeds from secured borrowing	$543,813	$—
Payment to secured borrowing	$(543,813)	$—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2026

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

As of March 31, 2026, the Company has six wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The initial term of the Company continued until the sixth anniversary of the Initial Closing Date (as defined below), April 13, 2024, unless extended or sooner dissolved as provided in the Company’s amended and restated limited liability agreement (the “LLC Agreement”) or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Units (the “Unitholders) and holders of Preferred Units, if any, (together with the Unitholders, the “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Units. On December 20, 2023, the Company’s Board of Directors approved a one-year extension of the Company’s term from April 13, 2024 to April 13, 2025. On January 3, 2025, the Company’s Board of Directors approved a one-year extension of the Company’s term from April 13, 2025 to April 13, 2026. If we are unable to extend the Company’s term beyond April 13, 2026, we may be required to dispose of our remaining investments at unfavorable prices.

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

As of March 31, 2026

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2026 was $493,946.

2. Significant Accounting Policies

Basis of Presentation: The Company’s unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies, (“ASC 946”). The Company has also consolidated the results of its wholly-owned subsidiaries in its consolidated financial statements in accordance with ASC 946. The unaudited consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 3, 2026.

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

As of March 31, 2026

2. Significant Accounting Policies (Continued)

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. A number of the Company's current investments contain PIK due to certain circumstances involving debt restructurings or work-outs. The high concentration of PIK in the Company's current portfolio is primarily a result of the continued wind down of the portfolio. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to Unitholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2026, PIK interest income earned was $12,395, representing 63.0% of investment income. For the three months ended March 31, 2025, PIK interest income earned was $14,282, representing 48.5% of investment income.

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

As of March 31, 2026

2. Significant Accounting Policies (Continued)

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2026, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of March 31, 2026, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

As of March 31, 2026

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2026:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$557,846	$557,846
Equity	—	—	99,478	99,478
Cash equivalents	13,934	—	—	13,934
Short-term investments	568,224	—	—	568,224
Total Assets	$582,158	$—	$657,324	$1,239,482

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$544,564	$544,564
Equity	—	—	100,629	100,629
Cash equivalents	9,352	—	—	9,352
Short-term investments	543,753	—	—	543,753
Total Assets	$553,105	$—	$645,193	$1,198,298

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2026

3. Investment Valuations and Fair Value Measurements (Continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2026:

	Debt	Equity	Total
Balance, January 1, 2026	$544,564	$100,629	$645,193
Purchases, including payments received in-kind and reorganizations	23,636	—	23,636
Sales and paydowns of investments and reorganizations	(4,884)	(4,215)	(9,099)
Amortization of premium and accretion of discount, net	56	—	56
Net realized gains	—	4,215	4,215
Net change in unrealized appreciation/(depreciation)	(5,526)	(1,151)	(6,677)
Balance, March 31, 2026	$557,846	$99,478	$657,324
Net change in unrealized appreciation/(depreciation) in investments held as of March 31, 2026	$(5,526)	$(1,151)	$(6,677)

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

The Company did not have any transfers between levels during the three months ended March 31, 2026 and 2025.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2026:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$90,897	Income Method	Discount Rate	11.9% to 19.7%	17.3%	Decrease
Debt	$22,649	Market Method	EBITDA Multiple	5.5x to 6.5x	6.0x	Increase
		Market Method	Revenue Multiple	0.6x to 0.8x	0.7x	Increase
Debt	$104,680	Market Method	EBITDA Multiple	5.5x to 8.5x	6.6x	Increase
Debt	$300,766	Market Method	Revenue Multiple	0.1x to 1.7x	0.9x	Increase
Debt	$38,854	Income Method	Discount Rate	16.0% to 20.0%	18.0%	Decrease
Debt		Market Method	Indicative Bid	100.0% to 100.0%	100.0%	Increase
Equity	$24,225	Market Method	EBITDA Multiple	5.5x to 8.5x	6.5x	Increase
Equity	$75,253	Market Method	Revenue Multiple	0.1x to 1.7x	1.3x	Increase
Equity	$-	Market Method	EBITDA Multiple	5.5x to 6.5x	6.0x	Increase
		Market Method	Revenue Multiple	0.6x to 0.8x	0.7x	Increase

* Weighted based on fair value

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2026

3. Investment Valuations and Fair Value Measurements (Continued)

During the three months ended March 31, 2026, one debt investment with an aggregate fair value of $68,264 transitioned from a market approach valuation model to a yield analysis valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

As of March 31, 2026

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

For the three months ended March 31, 2026, Management Fees incurred were $3,067 and $6,143 remained payable as of March 31, 2026. For the three months ended March 31, 2025, Management Fees incurred amounted to $3,774 and $7,403 remained payable at March 31, 2025.

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

As of March 31, 2026

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

During the three months ended March 31, 2026, the Company did not incur any Incentive Fees. During the three months ended March 31, 2025, the Company reversed $35,680 of Incentive Fees. The Company has not made any incentive fee payments to the Adviser, and as of March 31, 2026 and December 31, 2025, the Company did not have any incentive fees payable to the Adviser.

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

As of March 31, 2026

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

As of March 31, 2026

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

As of March 31, 2026

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2026

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2026 and December 31, 2025:

			March 31, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized (Appreciation) Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	Delayed Draw Term Loan	September 2029	$—	$—	$2,067	$—
Bendon Inc.	Revolver	April 2026	5,811	—	5,811	6
Encompass Digital Media, Inc.	Revolver	September 2026	1,374	978	1,374	972
Navistar Defense, LLC	Super Senior Revolver	February 2027	993	—	993	—
Outform Group, Inc. (f/k/a Rapid Displays, Inc.)	Revolver	April 2029	3,738	—	1,711	128
RL Investor Holdings LLC	Super Senior Revolver	September 2029	1,604	(793)	—	—
Twin Star International, Inc.	17th Amendment Delayed Draw Term Loan	June 2026	—	—	560	—
Total			$13,520	$185	$12,516	$1,106

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, the Company is not aware of any pending or threatened litigation.

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

6. Members’ Capital

The Company’s Unit activity for the three months ended March 31, 2026 and 2025, was as follows:

	Three Months Ended March 31,
	2026	2025
Units at beginning of period	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three months ended March 31, 2026 and 2025.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2026

7. Credit Facilities (Continued)

The Natixis Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement is May 10, 2021. On May 10, 2021, the Company exercised its option to extend the maturity date of the Natixis Credit Agreement to May 9, 2022. On March 15, 2022, the Company exercised its last available option to extend the Natixis Credit Agreement maturity date from May 9, 2022 to May 9, 2023. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.75% (the “Base Rate”) or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.75% (the “Eurocurrency Rate”). As of December 31, 2019, the Natixis Maximum Commitment was $400,000. The Natixis Maximum Commitment was reduced to $340,000 on April 21, 2020 and was further reduced to $280,000 on July 1, 2020. On March 10, 2021, the Natixis Maximum Commitment was reduced to $250,000.

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

As of March 31, 2026

7. Credit Facilities (Continued)

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

As of March 31, 2026

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2026, the Borrower was in compliance with such covenants.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2026

7. Credit Facilities (Continued)

A summary of amounts outstanding and available under the PNC Revolving Credit Agreement as of March 31, 2026 and December 31, 2025 was as follows:

PNC Revolving Credit Agreement	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2026	$350,000	$225,600	$124,400
As of December 31, 2025	$350,000	$219,600	$130,400

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

As of March 31, 2026 and December 31, 2025, $525 and $741, respectively, of deferred financing costs from the Revolving Credit Facilities had yet to be amortized.

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of March 31, 2026 and 2025, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Credit Facilities interest expense	$3,013	$4,988
Unused commitment fees	163	26
Amortization of deferred financing costs	227	322
Total	$3,403	$5,336
Weighted average interest rate	5.49%	6.48%
Average outstanding balance	$219,733	$308,044

P[

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2026

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

The Repurchase Transactions entered into during the three months ended March 31, 2026 and 2025 had an average principal balance of $543,813 and $296,625, respectively and a weighted average interest rate of 3.80% and 4.54%, respectively.

The net proceeds received from Repurchase Transactions during the three months ended March 31, 2026 and 2025 was a net loss of $152 (comprised of interest expense of $1,360 net of realized gains on short-term investments of $1,208) and a net loss of $35 (comprised of interest expense of $775 net of realized gains on short-term investments of $740), respectively.

The Company had no outstanding Repurchase Obligations as of March 31, 2026 and December 31, 2025.

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

As of March 31, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of March 31, 2026	As of December 31, 2025
Cost of investments for federal income tax purposes	$1,410,220	$1,420,540
Unrealized appreciation	$31,366	$26,396
Unrealized depreciation	$(202,104)	$(248,640)
Net unrealized depreciation on investments	$(170,738)	$(222,244)

The Company did not have any unrecognized tax benefits as of December 31, 2025, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior three and four years, respectively. The Company files U.S. federal, state, local and non-U.S. tax returns, as applicable.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2026

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2026

11. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2026 and 2025 is presented below.

	For the Three Months Ended March 31,
	2026(1)	2025(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$43.77	$50.49
Income from Investment Operations:
Net investment income	0.83	3.99
Net realized and unrealized loss	(0.02)	(5.10)
Total income (loss) from investment operations	0.81	(1.11)
Net Asset Value Per Unit (accrual base), End of Period	$44.58	$49.38
Unitholder Total Return(2)(3)	1.55%	(2.11)%
Unitholder IRR before incentive fees(4)	7.68%	8.52%
Unitholder IRR after all fees and expenses(4)	7.68%	8.52%
Ratios and Supplemental Data:
Members’ Capital, end of period	$446,855	$512,804
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses before incentive fees to average net assets(5)	7.62%	8.02%
Ratio of financing cost to average net assets(3)	0.77%	1.01%
Ratio of net investment income to average net assets(5)	10.53%	42.12%
Ratio of incentive fees to average net assets(5)	—	(27.46)%
Credit facilities payable	$225,600	$317,500
Asset coverage ratio	2.98	2.62
Portfolio turnover rate(3)	0.57%	1.47%

(1)
Per unit data was calculated using the number of Units issued and outstanding as of March 31, 2026 and 2025, respectively.
(2)
The Total Return for the three months ended March 31, 2026 and 2025 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 7.68%. The IRR since inception for the common Unitholders, after management fees, financing costs, operating expenses and Adviser incentive fees is 7.68%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
(5)
Annualized.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of March 31, 2026

12. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On April 1, 2026, the Company entered into a Repurchase Transaction with Barclays which settled on April 24, 2026 with a principal amount of $568,531.

On April 9, 2026, a supermajority in interest of the holders of the Company's Units voted to approve a one-year extension of the Company's term from April 13, 2026 to April 13, 2027.

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
•
the risks artificial intelligence pose to us and our portfolio companies; and
•
the other risks, uncertainties and other factors we identify in this quarterly report on Form 10-Q and under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on April 3, 2026.

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

As of March 31, 2026, we have six wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

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

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the private credit team of the Adviser (the “Private Credit Team,” formerly known as the “Direct Lending Team”) has generally not involved the use of PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Team generally did not originate a significant amount of investments for us with PIK interest features, a number of our current investments do contain PIK due to certain circumstances involving debt restructurings or work-outs. The high concentration of PIK in our current portfolio is primarily a result of the continued wind down of our portfolio.

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

Critical Accounting Policies and Estimates

Investments at Fair Value

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with the other risks, uncertainties and other factors we identified in this quarterly report on Form 10-Q and under “Part I -

Item 1A. Risk Factors” in our Form 10-K filed with the SEC on April 3, 2026. See Note 3 to our consolidated financial statements for more information on our critical accounting policies.

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

A number of our current investments contain PIK due to certain circumstances including debt restructurings or work-outs. The high concentration of PIK in our current portfolio is primarily a result of the continued wind down of the portfolio. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to Unitholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2026, PIK interest income earned was $12.4 million, representing 63.0% of investment income. For the three months ended March 31, 2025, PIK interest income earned was $14.3 million, representing 48.5% of investment income.

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

Investment Activity

As of March 31, 2026, our portfolio consisted of 42 debt investments and 16 equity investments. Based on fair values as of March 31, 2026, our portfolio was 84.9% invested in debt investments which were mostly senior secured term loans. The remaining 15.1% represented our equity investments, which were comprised of common stock, preferred stock, membership interests and warrants. Debt investments in four portfolio companies were on non-accrual status as of March 31, 2026, representing 18.1% and 25.4% of our portfolio's fair value and cost, respectively.

As of December 31, 2025, our portfolio consisted of 42 debt investments and 17 equity investments. Based on fair values as of December 31, 2025, our portfolio was 84.4% invested in debt investments which were mostly senior secured term loans. The remaining 15.6% represented our equity investments, which were comprised of common stock, preferred stock and warrants. Debt investments in four portfolio companies were on non-accrual status as of December 31, 2025, representing 4.3% and 14.5% of our portfolio's fair value and cost, respectively.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2026:

Industry	Percent of Total Investments
Textiles, Apparel & Luxury Goods	20%
Household Durables	14%
Software	14%
Chemicals	13%
Hotels, Restaurants & Leisure	12%
Aerospace & Defense	9%
Publishing	6%
Energy Equipment & Services	5%
Consumer Durables & Apparel	3%
Commercial & Professional Services	2%
Media	2%
Total	100%

Interest income, including PIK interest income, was $19.6 million and $29.5 million for the three months ended March 31, 2026 and 2025, respectively. Interest income for the three months ended March 31, 2026 and 2025 included $12.4 million and $14.3 million, respectively, of PIK interest income.

Results of Operations

Our operating results for the three months ended March 31, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025

Total investment income	$19,690	$29,477
Total expenses	8,268	(25,257)
Net investment income	11,422	54,734
Net realized gain (loss) on investments	4,215	(4,252)
Net change in unrealized appreciation/(depreciation) on investments	(5,754)	(66,426)
Net realized gain on short-term investments	1,208	740
Net increase (decrease) in Members’ Capital from operations	$11,091	$(15,204)

Total investment income

Total investment income for the three months ended March 31, 2026 and 2025 was $19.7 million and $29.5 million, respectively. The decrease in total investment income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to a decrease in our par value of debt investments which decreased from $959.1 million as of March 31, 2025 to $732.7 million as of March 31, 2026.

Total expenses

Expenses for the three months ended March 31, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Expenses
Interest and credit facilities expenses	$3,403	$5,336
Management fees	3,067	3,774
Interest expense on repurchase transactions	1,360	775
Administrative fees	188	234
Professional fees	109	140
Directors’ fees	68	98
Incentive fees	—	(35,680)
Other expenses	73	66
Total expenses	$8,268	$(25,257)

Our total expenses were $8.3 million and ($25.3) million for the three months ended March 31, 2026 and 2025, respectively. Our total expenses included management fees attributed to the Adviser of $3.1 million and $3.8 million; and incentive fees of $0 and $(35.7) million, for the three months ended March 31, 2026 and 2025, respectively.

The increase in total expenses during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to the reversal of incentive fees during the three months ended March 31, 2025 compared to the three months ended March 31, 2026 during which no incentive fees were incurred or reversed. The increase to incentive fees was partially offset by a decrease to interest and credit facilities expenses which decreased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to a decrease in our average outstanding debt balance coupled with a decrease to our weighted average interest rate.

Net investment income

Net investment income for the three months ended March 31, 2026 and 2025 was $11.4 million and $54.7 million, respectively. Our net investment income decreased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to the increase in expenses coupled with a decrease in total investment income during the three months ended March 31, 2026, as described above.

Net realized gain (loss) on investments

Our net realized gain (loss) on investments for the three months ended March 31, 2026 and 2025 was $4.2 million and ($4.3) million, respectively. Our net realized gain during the three months ended March 31, 2026 was entirely attributable to our disposition of the Live Comfortably Inc. common stock. Our net realized loss during the three months ended March 31, 2025 was entirely attributable to our partial disposition of the Live Comfortably Borrower LLC (fka Hollander Intermediate LLC) term loan.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended March 31, 2026 and 2025 was ($5.8) million and ($66.4) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2026 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)	Class A Units	$(3,824)
RL Investor Holdings LLC (fka Red Lobster Management, LLC)	Term Loan	(2,669)
Tabhi Holdings, LLC (fka Mondee Holdings LLC)	Preferred Units	(1,995)
WDE TorcSill Holdings LLC	Term Loan	(1,900)
Twin Star International, Inc.	7th Amendment Incremental Delayed Draw Term Loan	(1,862)
Navistar Defense, LLC	Term Loan	(1,521)
Twin Star International, Inc.	Term Loan	(1,095)
Outform Group, Inc. (fka Rapid Displays, Inc.)	Term Loan	1,125
AGY Equity LLC	Class E Preferred Units	1,346
Centric Brands L.P.	Class A LP Interests	3,387
Live Comfortably Borrower LLC (fka Hollander Intermediate LLC)	Term Loan	4,112
All others	Various	(858)
Net change in unrealized appreciation/(depreciation)		$(5,754)

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

Net realized gain on short-term investments

During the three months ended March 31, 2026 and 2025 we generated $1.2 million and $0.7 million, respectively, in realized gains from our short-term investments in government treasuries.

Net increase (decrease) in Members’ Capital from operations

Our net increase (decrease) in Members’ Capital from operations during the three months ended March 31, 2026 and 2025 was $11.1 million and ($15.2) million, respectively. The Net increase in Members’ Capital from operations during the three months ended March 31, 2026 compared to the Net decrease in Members' Capital from operations three months ended March 31, 2025 was primarily due to net realized and unrealized losses of $0.3 million during the three months ended March 31, 2026 compared to net realized and unrealized losses of $70.0 million during the three months ended March 31, 2025 partially offset by a decrease to net investment income as described above.

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

As of March 31, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

March 31, 2026
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

The Natixis Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $1 billion. The maturity date of the Natixis Credit Agreement was May 10, 2021. On May 10, 2021, the Company exercised its option to extend the maturity date of the Natixis Credit Agreement to May 9, 2022. On March 15, 2022, the Company exercised its last available option to extend the Natixis Credit Agreement maturity date from May 9, 2022 to May 9, 2023. Borrowings under the Natixis Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 0.75% (the “Base Rate”) or (b) an adjusted eurodollar rate calculated in a customary manner plus 1.75% (the “Eurocurrency Rate”). As of December 31, 2020, the Natixis Maximum Commitment was $280.0 million. On March 10, 2021, we further reduced the Natixis Maximum Commitment to $250.0 million.

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2026, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the PNC Revolving Credit Agreement as of March 31, 2026 and December 31, 2025 was as follows (dollar amounts in thousands):

PNC Revolving Credit Agreement	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of March 31, 2026	$350,000	$225,600	$124,400
As of December 31, 2025	$350,000	$219,600	$130,400

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

As of March 31, 2026 and December 31, 2025, $0.5 million and $0.7 million, respectively, of deferred financing costs from the Revolving Credit Facilities had yet to be amortized.

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of March 31, 2026 and 2025, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three months ended March 31, 2026 and 2025 was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Credit Facilities interest expense	$3,013	$4,988
Unused commitment fees	163	26
Amortization of deferred financing costs	227	322
Total	$3,403	$5,336
Weighted average interest rate	5.49%	6.48%
Average outstanding balance	$219,733	$308,044

We had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

			March 31, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized (Appreciation) Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	Delayed Draw Term Loan	September 2029	$—	$—	$2,067	$—
Bendon Inc.	Revolver	April 2026	5,811	—	5,811	6
Encompass Digital Media, Inc.	Revolver	September 2026	1,374	978	1,374	972
Navistar Defense, LLC	Super Senior Revolver	February 2027	993	—	993	—
Outform Group, Inc. (f/k/a Rapid Displays, Inc.)	Revolver	April 2029	3,738	—	1,711	128
RL Investor Holdings LLC	Super Senior Revolver	September 2029	1,604	(793)	—	—
Twin Star International, Inc.	17th Amendment Delayed Draw Term Loan	June 2026	—	—	560	—
Total			$13,520	$185	$12,516	$1,106

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

The Repurchase Transactions entered into by us during the three months ended March 31, 2026 and 2025 had an average principal balance of $543.8 million and $296.6 million, respectively and a weighted average interest rate of 3.80% and 4.54%, respectively.

The net proceeds received by us from Repurchase Transactions during the three months ended March 31, 2026 and 2025 was a net loss of $0.2 million (comprised of interest expense of $1.4 million net of realized gains on short-term investments of $1.2 million) and a net loss of $35.0 thousand (comprised of interest expense of $0.8 million net of realized gains on short-term investments of $0.7 million), respectively.

We had no outstanding Repurchase Obligations as of March 31, 2026 and December 31, 2025.

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

Interest Rate Risk. As of March 31, 2026, 97.8% of our debt investments bore interest based on floating rates, such as SOFR or Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of March 31, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 5.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our March 31, 2026 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$14,095	$6,862	$7,233
Up 200 basis points	9,397	4,575	4,822
Up 100 basis points	4,698	2,287	2,411
Down 100 basis points	(4,112)	(2,287)	(1,825)
Down 200 basis points	(7,301)	(4,575)	(2,726)
Down 300 basis points	(8,591)	(6,862)	(1,729)

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

Date: May 13, 2026	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 13, 2026
	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer