Form 10-Q
period 2026-06-30
TCW Direct Lending VII LLC
filed 2026-08-12
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 12, 2026 was 13,734,010.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Navistar Defense, LLC(2)	07/27/23	Super Senior Revolver - 14.24% (SOFR + 10.50%, 1.50% Floor	10.2%	$45,818,273	02/01/27	$45,806,900	$45,818,273
	Navistar Defense, LLC(2)(5)(8)	08/01/22	Term Loan - 12.24% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	1.7%	52,450,525	02/01/27	34,088,673	7,815,128
				11.9%	98,268,798		79,895,573	53,633,401
Chemicals
	AGY Holdings Corp.	09/21/20	Term Loan - 4.18% inc PIK (SOFR + 0.25%, 1.50% Floor, all PIK)	4.8%	21,528,928	09/21/29	21,528,928	21,528,928
	AGY Holdings Corp.	05/27/22	Delayed Draw Term Loan - 4.24% inc PIK (SOFR + 0.25%, 1.50% Floor, all PIK)	5.5%	24,505,541	09/21/29	24,505,536	24,505,541
				10.3%	46,034,469		46,034,464	46,034,469
Commercial & Professional Services
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Term Loan - 10.22% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	3.0%	13,555,045	04/13/29	13,555,045	13,555,045
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Revolver - 10.22% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.0%	7,437	04/13/29	7,437	7,437
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	09/29/22	Incremental Term Loan - 10.22% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.1%	239,963	04/13/29	239,963	239,963
				3.1%	13,802,445		13,802,445	13,802,445
Consumer Durables & Apparel
	Twin Star International, Inc.(5)(8)	06/12/23	Incremental Delayed Draw Term Loan - 11.38% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.0%	1,248,449	12/31/26	1,248,449	—
	Twin Star International, Inc.(5)(8)	06/18/21	Term Loan - 11.38% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.0%	64,324,394	12/31/26	44,197,191	—
	Twin Star International, Inc.(5)(8)	02/15/23	Delayed Draw Term Loan - 11.38% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.0%	1,276,216	12/31/26	1,276,216	—
	Twin Star International, Inc.(5)(8)	06/12/23	Incremental Term Loan - 11.38% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.0%	1,274,678	12/31/26	1,274,678	—
	Twin Star International, Inc.(5)(8)	10/19/23	7th Amendment Incremental Term Loan - 11.38% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.0%	637,140	12/31/26	637,140	—
	Twin Star International, Inc.(5)(8)	10/19/23	7th Amendment Incremental Delayed Draw Term Loan - 11.38% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.0%	3,616,814	12/31/26	3,501,608	—
	Twin Star International, Inc.	06/20/24	Protective Advance Term Loan - 11.38% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	1.1%	5,096,720	12/31/26	5,096,720	5,096,720
	Twin Star International, Inc.	10/03/24	13th Amendment Term Loan - 11.38% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.0%	379,120	12/31/26	379,120	—
	Twin Star International, Inc.	10/03/24	13th Amendment Delayed Draw Term Loan - 11.38% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.0%	840,671	12/31/26	840,671	—

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Consumer Durables & Apparel (continued)
	Twin Star International, Inc.	10/03/24	13th Amendment Priority Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.0%	$788,660	12/31/26	$788,660	$—
	Twin Star International, Inc.	01/29/25	14th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.0%	481,273	12/31/26	481,273	—
	Twin Star International, Inc.	01/29/25	14th Amendment Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.0%	1,104,650	12/31/26	1,104,650	—
	Twin Star International, Inc.	03/31/25	15th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.0%	764,730	12/31/26	764,730	—
	Twin Star International, Inc.	03/31/25	15th Amendment Discretionary Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.0%	745,395	12/31/26	745,395	—
	Twin Star International, Inc.	06/11/25	16th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.0%	1,439,167	12/31/26	1,439,167	—
	Twin Star International, Inc.	08/22/25	17th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.9%	7,982,565	12/31/26	7,982,565	4,210,803
				2.0%	92,000,642		71,758,233	9,307,523
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)	10/22/19	Revolver - 9.76% inc PIK (SOFR + 6.00%, 0.00% Floor, all PIK)	2.2%	12,886,962	04/30/28	12,886,962	10,013,169
	WDE TorcSill Holdings LLC(2)	10/22/19	Term Loan - 9.76% inc PIK (SOFR + 6.00%, 0.00% Floor, all PIK)	5.0%	28,782,924	04/30/28	28,782,924	22,364,332
	WDE TorcSill Holdings LLC(2)	08/13/24	Protective Advance Term Loan - 12.25% inc PIK (PRIME + 5.50%, 0.00% Floor, all PIK)	0.9%	3,088,490	04/30/28	3,088,490	3,829,728
				8.1%	44,758,376		44,758,376	36,207,229
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Term Loan - 9.01% (SOFR + 5.25%, 0.75% Floor)	5.1%	23,178,656	05/26/27	23,132,148	22,761,440
	RL Investor Holdings LLC (fka Red Lobster Management, LLC)(4)	09/16/24	Term Loan - 11.23% inc PIK (SOFR + 7.50%, 2.00% Floor, all PIK)	12.0%	59,536,609	09/16/29	59,536,609	53,868,724
	RL Investor Holdings LLC (fka Red Lobster Management, LLC)(4)	01/28/26	Super Senior Revolver - 6.67% (SOFR + 3.00%, 2.50% Floor)	1.1%	1,604,430	09/16/29	1,604,430	4,768,686
				18.2%	84,319,695		84,273,187	81,398,850
Household Durables
	Slogic Holding Corp.(4)	08/25/23	Revolver - 9.66% (SOFR + 5.87%, 1.00% Floor)	0.9%	4,170,077	08/31/27	4,170,077	4,170,077
	Slogic Holding Corp.(4)	06/29/18	Last Out Term Loan - 9.68% (SOFR + 5.87%, 1.00% Floor)	3.8%	28,471,999	08/31/27	28,471,999	17,168,615
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)	06/23/25	First Out Term Loan - 9.50% (SOFR + 5.50%, 1.00% Floor)	1.2%	5,460,101	06/23/28	5,460,101	5,460,101
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)	06/23/25	Last Out Term Loan - 9.50% (SOFR + 5.50%, 1.00% Floor)	8.2%	36,553,925	06/23/28	36,553,925	36,553,925
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)	10/27/25	1st Amendment First Out Term Loan - 9.50% (SOFR + 5.50%, 1.00% Floor)	1.3%	5,692,857	06/23/28	5,692,857	5,692,857
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)	05/20/26	2nd Amendment First Out Term Loan - 9.50% (SOFR + 5.50%, 1.00% Floor)	0.6%	2,657,339	06/23/28	2,657,339	2,657,339
				16.0%	83,006,298		83,006,298	71,702,914

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Media
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Revolver - 11.39% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	0.3%	$3,901,349	09/28/27	$2,906,612	$1,143,095
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Term Loan - 11.39% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	3.0%	45,406,218	09/28/27	35,633,236	13,304,022
				3.3%	49,307,567		38,539,848	14,447,117
Software
	Tabhi Purchaser, LLC (fka Mondee Holdings LLC)(2)	04/03/25	Delayed Draw Term Loan - 9.73% inc PIK (SOFR + 6.00%, 2.50% Floor, all PIK)	3.3%	14,573,774	10/03/28	14,573,774	14,573,774
	Tabhi Purchaser, LLC (fka Mondee Holdings LLC)(2)	04/03/25	Term Loan B - 9.73% inc PIK (SOFR + 6.00%, 1.75% Floor, all PIK)	13.3%	59,426,121	10/03/28	59,426,121	59,426,121
				16.6%	73,999,895		73,999,895	73,999,895
Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	02/06/24	Term Loan - 9.15% (SOFR + 5.50%, 1.00% Floor)	3.6%	16,206,598	08/06/29	15,951,881	16,206,598
	Centric Brands TopCo, LLC (fka Centric Brands Inc.)(3)	02/06/24	Term Loan A-1 - 10.15% (SOFR + 6.50%, 1.00% Floor)	1.7%	7,609,241	02/06/31	7,469,916	7,609,241
	Centric Brands TopCo, LLC (fka Centric Brands Inc.)(3)	02/06/24	Term Loan A-2 - 11.65% inc PIK (SOFR + 8.00%, 1.00% Floor, all PIK)	4.1%	18,244,658	02/06/31	17,992,427	18,244,658
	Live Comfortably Borrower LLC (fka Hollander Intermediate LLC)(2)	09/19/22	Term Loan - 13.76% inc PIK (SOFR + 10.00%, 3.00% Floor, 2.00% PIK)	15.3%	74,162,586	03/31/29	69,937,560	68,600,392
				24.7%	116,223,083		111,351,784	110,660,889
	Total Debt Investments			114.2%	701,721,268		647,420,103	511,194,732
	EQUITY
Aerospace & Defense
	TCW ND Parent Holdings LLC.(2)(5)(6)		Class A Units	0.0%	4,399		43,990	—
				0.0%	4,399		43,990	—
Chemicals
	AGY Equity LLC(5)(6)		Class A Preferred Units	0.0%	18,650,862		376	—
	AGY Equity LLC(5)(6)		Class B Preferred Units	0.0%	17,707,052		263	—
	AGY Equity LLC(5)(6)		Class C Common Units	0.0%	17,235,147		207	—
	AGY Equity LLC(5)(6)		Class D Preferred Units	2.2%	3,997,226		3,997,226	9,901,129
	AGY Equity LLC(5)(6)		Class E Preferred Units	7.2%	36,177,931		36,177,931	32,060,883
				9.4%	93,768,218		40,176,003	41,962,012
Commercial & Professional Services
	Outform Holdings LLC (fka Rapid Displays, Inc.)(4)(5)(6)		Class A Common Units	0.7%	7,872,225		39,361	3,167,862
				0.7%	7,872,225		39,361	3,167,862

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY (continued)
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)(5)(6)	Class A Units	0.0%	2,016,746	$—	$—
			0.0%	2,016,746	—	—
Hotels, Restaurants & Leisure
	RL Parent Holdings LLC (fka Red Lobster Management, LLC)(4)(5)(6)	Class A Units	0.0%	40,276	40,276,460	—
			0.0%	40,276	40,276,460	—
Household Durables
	Shelterlogic Group Holdings, Inc(4)(5)(6)	Common Stock	0.0%	1,254,034	—	—
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)(5)(6)	Class A Units	2.8%	77,501,303	38,378,723	12,560,404
			2.8%	78,755,337	38,378,723	12,560,404
Media
	Encompass Digital Media, Inc.(4)(5)(6)	Class A Units	0.0%	722,097	—	—
			0.0%	722,097	—	—
Software
	Tabhi Holdings, LLC (fka Mondee Holdings LLC)(2)(5)(6)	Preferred Units	4.0%	25,910,051	25,910,051	17,903,845
	Tabhi Holdings, LLC (fka Mondee Holdings LLC)(2)(5)(6)	Class B Common Units	0.0%	12,107,501	1,695,050	—
			4.0%	38,017,552	27,605,101	17,903,845
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC(3)(5)(6)	Membership Interests	0.0%	359,231	—	—
	Centric Brands L.P.(3)(5)(6)	Class A LP Interests	4.5%	359,231	95,579	20,290,352
			4.5%	718,462	95,579	20,290,352
	Total Equity Investments		21.4%	221,915,312	146,615,217	95,884,475
	Total Debt & Equity Investments(7)		135.6%		794,035,320	607,079,207
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.56%, Class X (FGXXX)		1.9%	8,451,925	8,451,925	8,451,925
	Total Cash Equivalents		1.9%		8,451,925	8,451,925
	Short-term Investments
	U.S. Treasury Bill, Yield 3.85%, Maturity Date 10/27/26		126.7%	575,000,000	567,922,868	567,922,868
	Total Short-term Investments		126.7%		567,922,868	567,922,868
	Total Investments (264.1%)				$1,370,410,113	$1,183,454,000
	Net unrealized appreciation/(depreciation) on unfunded commitments (0.4%)					1,937,385
	Liabilities in Excess of Other Assets (-164.5%)					(737,198,847)
	Net Assets (100.0%)					$448,192,538

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

(2)
As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2025 and June 30, 2026 along with transactions during the period ended June 30, 2026 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2025	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2026	Interest/Dividend/ Other income
Navistar Defense, LLC Super Senior Revolver - 14.24%	$45,818,273	$—	$—	$—	$—	$45,818,273	$5,621,690
Navistar Defense, LLC Term Loan - 12.24% inc PIK	12,902,829	—	—	—	(5,087,701)	7,815,128	35,484
Tabhi Holdings, LLC (Mondee) Class B Common Units	—	—	—	—	—	—	—
Tabhi Holdings, LLC (Mondee) Preferred Units	18,992,067	—	—	—	(1,088,222)	17,903,845	—
Tabhi Purchaser, LLC (Mondee) Delayed Draw Term Loan - 9.73% inc PIK	13,889,161	684,613	—	—	—	14,573,774	684,821
Tabhi Purchaser, LLC (Mondee) Term Loan B - 9.73% inc PIK	56,634,539	2,791,582	—	—	—	59,426,121	2,840,166
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
The Legacy Companies LLC 1st Amendment First Out Term Loan - 9.50%	5,692,857	—	—	—	—	5,692,857	370,930
The Legacy Companies LLC 2nd Amendment First Out Term Loan - 9.50%	—	2,657,339	—	—	—	2,657,339	29,185
The Legacy Companies LLC Class A Units	24,795,767	—	—	—	(12,235,363)	12,560,404	—
The Legacy Companies LLC First Out Term Loan - 9.50%	5,460,101	—	—	—	—	5,460,101	397,259
The Legacy Companies LLC Last Out Term Loan - 9.50%	36,553,925	—	—	—	—	36,553,925	2,659,543
WDE TorcSill Holdings LLC Class A Units	—	—	—	—	—	—	—
WDE TorcSill Holdings LLC Protective Advance Term Loan - 12.25% inc PIK	3,442,740	—	—	—	386,988	3,829,728	361,563
WDE TorcSill Holdings LLC Revolver - 9.76% inc PIK	9,497,820	—	—	—	515,349	10,013,169	1,274,284
WDE TorcSill Holdings LLC Term Loan - 9.76% inc PIK	21,213,303	—	—	—	1,151,029	22,364,332	2,846,102
Total Controlled Affiliated investments	$254,893,382	$6,133,534	$—	$—	$(16,357,920)	$244,668,996	$17,121,027

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(3)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2026, $62,350,849 or 5.2% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2025 and June 30, 2026 along with transactions during the period ended June 30, 2026 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2025	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2026	Interest/Dividend/ Other income
Encompass Digital Media Holdings, LLC Class A Units	$—	$—	$—	$—	$—	$—	$—
Encompass Digital Media, Inc. Revolver - 11.39% inc PIK	1,180,158	—	(361,066)	—	324,003	1,143,095	—
Encompass Digital Media, Inc. Term Loan - 11.39% inc PIK	12,564,108	—	—	—	739,914	13,304,022	—
Outform Holdings LLC Class A Common Units	—	—	—	—	3,167,862	3,167,862	—
Outform Group, Inc. Revolver - 10.22% inc PIK	1,004,996	2,814,381	(3,867,277)	—	55,337	7,437	61,768
Outform Group, Inc. Incremental Term Loan - 10.22% inc PIK	247,340	14,032	(41,076)	—	19,667	239,963	13,671
Outform Group, Inc. Term Loan - 10.22% inc PIK	13,971,827	779,693	(2,320,577)	—	1,124,102	13,555,045	759,071
RL Parent Holdings LLC Class A Units	761,628	—	—	—	(761,628)	—	—
RL Investor Holdings LLC Super Senior Revolver - 6.67%	—	1,604,430	—	—	3,164,256	4,768,686	33,622
RL Investor Holdings LLC Term Loan - 11.23% inc PIK	56,324,391	3,212,218	—	—	(5,667,885)	53,868,724	3,213,315
Shelterlogic Group Holdings, Inc Common Stock	—	—	—	—	—	—	—
Slogic Holding Corp. Last Out Term Loan - 9.68%	17,637,475	—	(347,405)	—	(121,455)	17,168,615	1,396,812
Slogic Holding Corp. Revolver - 9.66%	4,170,077	775,457	(775,457)	—	—	4,170,077	219,314
Total Non-Controlled Affiliated Investments	$107,862,000	$9,200,211	$(7,712,858)	$—	$2,044,173	$111,393,526	$5,697,573

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities was $95,884,475, or 7.9% of the Company’s total assets.
(7)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(8)
Loan was on non-accrual status as of June 30, 2026.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $29,601,456 and $49,232,625, respectively, for the period ended June 30, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown of Portfolio
United States	100%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Navistar Defense, LLC(2)(5)(8)	07/27/23	Super Senior Revolver - 14.32% inc PIK (SOFR + 10.50%, 1.50% Floor, all PIK)	10.5%	$45,818,273	02/01/27	$45,808,482	$45,818,273
	Navistar Defense, LLC(2)(5)(8)	08/01/22	Term Loan - 12.32% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	3.0%	52,450,525	02/01/27	34,088,673	12,902,829
				13.5%	98,268,798		79,897,155	58,721,102
Chemicals
	AGY Holdings Corp.	09/21/20	Term Loan - 4.35% inc PIK (SOFR + 0.25%, 1.50% Floor, all PIK)	4.8%	21,079,219	09/21/29	21,079,219	21,079,219
	AGY Holdings Corp.	05/27/22	Delayed Draw Term Loan - 4.18% inc PIK (SOFR + 0.25%, 1.50% Floor, all PIK)	5.0%	21,868,403	09/21/29	21,868,398	21,868,403
				9.8%	42,947,622		42,947,617	42,947,622
Commercial & Professional Services
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Term Loan - 10.47% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	3.2%	15,104,678	04/13/29	15,095,929	13,971,827
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Revolver - 10.47% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.2%	1,086,482	04/13/29	1,060,333	1,004,996
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	09/29/22	Incremental Term Loan - 10.47% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.1%	267,395	04/13/29	267,007	247,340
				3.5%	16,458,555		16,423,269	15,224,163
Consumer Durables & Apparel
	Twin Star International, Inc.	06/12/23	Incremental Delayed Draw Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.3%	1,180,224	06/18/26	1,180,224	1,180,224
	Twin Star International, Inc.(5)(8)	06/18/21	Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.3%	60,809,243	06/18/26	44,197,191	1,094,566
	Twin Star International, Inc.	02/15/23	Delayed Draw Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.3%	1,206,475	06/18/26	1,206,475	1,206,475
	Twin Star International, Inc.	06/12/23	Incremental Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.3%	1,205,020	06/18/26	1,205,020	1,205,020
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	602,322	06/18/26	602,322	602,322
	Twin Star International, Inc.	10/19/23	7th Amendment Incremental Delayed Draw Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.8%	3,419,165	06/18/26	3,400,738	3,419,165
	Twin Star International, Inc.	06/20/24	Protective Advance Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.5%	2,369,497	06/18/26	2,369,497	2,369,497
	Twin Star International, Inc.	10/03/24	13th Amendment Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.1%	358,402	06/18/26	358,402	358,402
	Twin Star International, Inc.	10/03/24	13th Amendment Delayed Draw Term Loan - 11.32% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	794,731	06/18/26	794,731	794,731

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Consumer Durables & Apparel (continued)
	Twin Star International, Inc.	10/03/24	13th Amendment Priority Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.2%	$698,149	06/18/26	$698,149	$698,149
	Twin Star International, Inc.	01/29/25	14th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.1%	426,040	06/18/26	426,040	426,040
	Twin Star International, Inc.	01/29/25	14th Amendment Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.2%	977,875	06/18/26	977,875	977,875
	Twin Star International, Inc.	03/31/25	15th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.2%	676,966	06/18/26	676,966	676,966
	Twin Star International, Inc.	03/31/25	15th Amendment Discretionary Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.2%	659,849	06/18/26	659,849	659,849
	Twin Star International, Inc.	06/11/25	16th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	0.3%	1,274,000	06/18/26	1,274,000	1,274,000
	Twin Star International, Inc.	08/22/25	17th Amendment Delayed Draw Term Loan - 25.00% inc PIK (25.00%, Fixed Coupon, all PIK)	1.5%	6,516,680	06/18/26	6,516,680	6,516,680
				5.6%	83,174,638		66,544,159	23,459,961
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)	10/22/19	Revolver - 23.35% inc PIK (SOFR + 18.75%, 4.60% Floor, all PIK)	2.2%	12,886,962	04/30/28	12,886,962	9,497,820
	WDE TorcSill Holdings LLC(2)	10/22/19	Term Loan - 23.35% inc PIK (SOFR + 18.75%, 4.60% Floor, all PIK)	4.9%	28,782,924	04/30/28	28,782,924	21,213,303
	WDE TorcSill Holdings LLC(2)	08/13/24	Protective Advance Term Loan - 25.00% inc PIK (PRIME + 18.25%, 4.60% Floor, all PIK)	0.8%	3,088,490	04/30/28	3,088,490	3,442,740
				7.9%	44,758,376		44,758,376	34,153,863
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Term Loan - 9.45% (SOFR + 5.50%, 0.75% Floor)	5.3%	23,808,026	05/26/27	23,734,366	23,093,785
	RL Investor Holdings LLC (fka Red Lobster Management, LLC)(4)	09/16/24	Term Loan - 11.17% inc PIK (SOFR + 7.50%, 2.00% Floor, all PIK)	12.9%	56,324,391	09/16/29	56,324,391	56,324,391
				18.2%	80,132,417		80,058,757	79,418,176
Household Durables
	Slogic Holding Corp.(4)	08/25/23	Revolver - 9.69% inc PIK (SOFR + 5.87%, 1.00% Floor, all PIK)	1.0%	4,170,077	06/30/26	4,170,077	4,170,077
	Slogic Holding Corp.(4)	06/29/18	Last Out Term Loan - 9.81% inc PIK (SOFR + 5.87%, 1.00% Floor, all PIK)	4.0%	28,819,404	10/29/26	28,819,404	17,637,475
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)(5)(8)	06/23/25	First Out Term Loan - 9.44% inc PIK (SOFR + 5.50%, 1.00% Floor, all PIK)	1.3%	5,460,101	06/23/28	5,460,101	5,460,101
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)(5)(8)	06/23/25	Last Out Term Loan - 9.44% inc PIK (SOFR + 5.50%, 1.00% Floor, all PIK)	8.4%	36,553,925	06/23/28	36,553,925	36,553,925
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)(5)(8)	10/27/25	1st Amendment First Out Term Loan - 9.44% inc PIK (SOFR + 5.50%, 1.00% Floor, all PIK)	1.3%	5,692,857	06/23/28	5,692,857	5,692,857
				16.0%	80,696,364		80,696,364	69,514,435

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Media
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Revolver - 11.42% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	0.3%	$4,027,844	09/28/26	$3,267,678	$1,180,158
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Term Loan - 11.42% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	2.9%	42,880,913	09/28/26	35,633,236	12,564,108
				3.2%	46,908,757		38,900,914	13,744,266
Publishing
	Bendon Inc.	12/11/20	Term Loan - 11.57% (SOFR + 7.75%, 1.50% Floor)	8.9%	38,877,869	01/31/26	38,864,956	38,838,991
				8.9%	38,877,869		38,864,956	38,838,991
Software
	Tabhi Purchaser, LLC (fka Mondee Holdings LLC)(2)	04/03/25	Delayed Draw Term Loan - 9.67% inc PIK (SOFR + 6.00%, 2.50% Floor, all PIK)	3.2%	13,889,161	10/03/28	13,889,161	13,889,161
	Tabhi Purchaser, LLC (fka Mondee Holdings LLC)(2)	04/03/25	Term Loan B - 9.67% inc PIK (SOFR + 6.00%, 1.75% Floor, all PIK)	13.0%	56,634,539	10/03/28	56,634,539	56,634,539
				16.2%	70,523,700		70,523,700	70,523,700
Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	02/06/24	Term Loan - 9.39% (SOFR + 5.50%, 1.00% Floor)	3.7%	16,206,598	08/06/29	15,911,153	16,206,598
	Centric Brands TopCo, LLC (fka Centric Brands Inc.)(3)	02/06/24	Term Loan A-1 - 10.39% (SOFR + 6.50%, 1.00% Floor)	2.4%	10,647,978	02/06/31	10,432,021	10,647,978
	Centric Brands TopCo, LLC (fka Centric Brands Inc.)(3)	02/06/24	Term Loan A-2 - 11.89% inc PIK (SOFR + 8.00%, 1.00% Floor, all PIK)	3.9%	17,210,425	02/06/31	16,931,034	17,210,425
	Live Comfortably Borrower LLC (fka Hollander Intermediate LLC)(2)	09/19/22	Term Loan - 6.83% (SOFR + 3.00%, 3.00% Floor)	12.4%	64,000,723	09/19/27	59,748,615	53,952,610
				22.4%	108,065,724		103,022,823	98,017,611
	Total Debt Investments			125.2%	710,812,820		662,638,090	544,563,890
	EQUITY
Aerospace & Defense
	TCW ND Parent Holdings LLC. (2)(5)(6)		Class A Units	0.0%	4,399		43,990	—
				0.0%	4,399		43,990	—
Chemicals
	AGY Equity LLC(5)(6)		Class A Preferred Units	0.0%	18,650,862		376	—
	AGY Equity LLC(5)(6)		Class B Preferred Units	0.0%	17,707,052		263	—
	AGY Equity LLC(5)(6)		Class C Common Units	0.0%	17,235,147		207	—
	AGY Equity LLC(5)(6)		Class D Preferred Units	2.0%	3,997,226		3,997,226	8,925,406
	AGY Equity LLC(5)(6)		Class E Preferred Units	6.1%	36,177,931		36,177,931	26,764,433
				8.1%	93,768,218		40,176,003	35,689,839
Commercial & Professional Services
	Outform Holdings LLC (fka Rapid Displays, Inc.)(4)(5)(6)		Class A Common Units	0.0%	7,872,225		39,361	—
				0.0%	7,872,225		39,361	—

TCW DIRECT LENDING VII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY (continued)
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)(5)(6)	Class A Units	0.0%	2,016,746	$—	$—
			0.0%	2,016,746	—	—
Hotels, Restaurants & Leisure
	RL Parent Holdings LLC (fka Red Lobster Management, LLC)(4)(5)(6)	Class A Units	0.2%	40,276	40,276,460	761,628
			0.2%	40,276	40,276,460	761,628
Household Durables
	Shelterlogic Group Holdings, Inc(4)(5)(6)	Common Stock	0.0%	1,254,034	—	—
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)(5)(6)	Class A Units	5.7%	77,501,303	38,378,723	24,795,767
			5.7%	78,755,337	38,378,723	24,795,767
Media
	Encompass Digital Media, Inc.(4)(5)(6)	Class A Units	0.0%	722,097	—	—
			0.0%	722,097	—	—
Software
	Tabhi Holdings, LLC (fka Mondee Holdings LLC)(2)(5)(6)	Preferred Units	4.4%	25,910,051	25,910,051	18,992,067
	Tabhi Holdings, LLC (fka Mondee Holdings LLC)(2)(5)(6)	Class B Common Units	0.0%	12,107,501	1,695,050	—
			4.4%	38,017,552	27,605,101	18,992,067
Textiles, Apparel & Luxury Goods
	Live Comfortably Inc. (fka Hollander Intermediate LLC)(2)(5)(6)	Common Stock	0.0%	29,460	—	—
	Centric Brands GP LLC(3)(5)(6)	Membership Interests	0.0%	359,231	—	—
	Centric Brands L.P.(3)(5)(6)	Class A LP Interests	4.7%	359,231	95,579	20,389,923
			4.7%	747,922	95,579	20,389,923
	Total Equity Investments		23.1%	221,944,772	146,615,217	100,629,224
	Total Debt & Equity Investments(7)		148.3%		809,253,307	645,193,114
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.68%, Class X (FGXXX)		2.1%	9,351,973	9,351,973	9,351,973
	Total Cash Equivalents		2.1%		9,351,973	9,351,973
	Short-term Investments
	U.S. Treasury Bill, Yield 3.62%, Maturity Date 04/28/26		124.8%	550,000,000	543,752,917	543,752,917
	Total Short-term Investments		124.8%		543,752,917	543,752,917
	Total Investments (275.0%)				$1,362,358,197	$1,198,298,004
	Net unrealized depreciation on unfunded commitments (-0.3%)					(1,105,734)
	Liabilities in Excess of Other Assets (-174.7%)					(761,428,679)
	Net Assets (100.0%)					$435,763,591

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2026

	As of June 30,
	2026	As of December 31,
	(unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $292,548 and $255,637, respectively)	$251,017	$228,485
Non-controlled affiliated investments (amortized cost of $186,441 and $184,954, respectively)	111,394	107,862
Controlled affiliated investments (amortized cost of $315,046 and $368,663, respectively)	244,669	308,846
Cash and cash equivalents	8,684	9,352
Short-term investments	567,923	543,753
Interest income receivable	19,299	6,136
Receivable for investments sold	158	—
Unrealized appreciation on unfunded commitments	3,164	—
Deferred financing costs	307	741
Prepaid and other assets	—	70
Total Assets	$1,206,615	$1,205,245

Liabilities
Payable for short-term investments purchased	$567,923	$543,753
Revolving credit facilities payable	184,600	219,600
Management fees payable	2,966	3,076
Unrealized depreciation on unfunded commitments	1,227	1,106
Interest and credit facilities expense payable	1,027	1,162
Other accrued expenses and other liabilities	679	784
Total Liabilities	758,422	769,481

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	1,373,401	1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(493,946)	(493,946)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	711,556	711,556
Accumulated overdistributed earnings	(263,363)	(275,792)
Total Members’ Capital	448,193	435,764
Total Liabilities and Members’ Capital	$1,206,615	$1,205,245
Net Asset Value Per Unit (Note 11)(1)	$44.67	$43.77

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common Units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$3,708	$2,111	$7,489	$15,938
Interest income paid-in-kind	2,760	13,068	11,471	19,346
Other fee income	59	74	94	74
Non-controlled affiliated investments:
Interest income	802	21	1,620	823
Interest income paid-in-kind	2,099	2,668	4,078	4,464
Controlled affiliated investments:
Interest income	10,945	1,513	13,587	2,079
Interest income paid-in-kind	1,771	5,436	3,476	11,644
Other fee income	39	71	58	71
Total investment income	22,183	24,962	41,873	54,439

Expenses
Interest and credit facilities expenses	3,120	4,540	6,523	9,876
Management fees	2,966	3,375	6,033	7,149
Interest expense on repurchase transactions	1,365	876	2,725	1,651
Professional fees	270	267	379	407
Administrative fees	183	198	371	432
Directors’ fees	99	98	167	196
Incentive fees	—	—	—	(35,680)
Other expenses	44	29	117	95
Total expenses	8,047	9,383	16,315	(15,874)
Net investment income	14,136	15,579	25,558	70,313
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	—	(97,391)	4,215	(97,391)
Controlled affiliated investments	—	—	—	(4,252)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(10,328)	89,375	(5,536)	34,416
Non-controlled affiliated investments	2,694	(13,683)	2,044	(27,663)
Controlled affiliated investments	(6,462)	(23,744)	(16,358)	(21,231)
Net realized gain on short-term investments	1,298	798	2,506	1,538
Net realized and unrealized loss on investments	(12,798)	(44,645)	(13,129)	(114,583)
Net increase (decrease) in Members’ Capital from operations	$1,338	$(29,066)	$12,429	$(44,270)
Basic and diluted:
Income (loss) per unit	$0.10	$(2.12)	$0.90	$(3.22)
Units Outstanding	13,734,010	13,734,010	13,734,010	13,734,010

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2026	$711,556	$(275,792)	$435,764
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	11,422	11,422
Net realized gain on investments	—	5,423	5,423
Net change in unrealized appreciation/(depreciation) on investments	—	(5,754)	(5,754)
Total Increase in Members’ Capital for the three months ended March 31, 2026	—	11,091	11,091
Members’ Capital at March 31, 2026	711,556	(264,701)	446,855
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	14,136	14,136
Net realized gain on investments	—	1,298	1,298
Net change in unrealized appreciation/(depreciation) on investments	—	(14,096)	(14,096)
Total Increase in Members’ Capital for the three months ended June 30, 2026	—	1,338	1,338
Members’ Capital at June 30, 2026	$711,556	$(263,363)	$448,193

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2025	$716,388	$(188,380)	$528,008
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	54,734	54,734
Net realized loss on investments	—	(3,512)	(3,512)
Net change in unrealized appreciation/(depreciation) on investments	—	(66,426)	(66,426)
Total Decrease in Members’ Capital for the three months ended March 31, 2025	—	(15,204)	(15,204)
Members’ Capital at March 31, 2025	716,388	(203,584)	512,804
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	15,579	15,579
Net realized loss on investments	—	(96,593)	(96,593)
Net change in unrealized appreciation/(depreciation) on investments	—	51,948	51,948
Total Decrease in Members’ Capital for the three months ended June 30, 2025	—	(29,066)	(29,066)
Members’ Capital at June 30, 2025	$716,388	$(232,650)	$483,738

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$12,429	$(44,270)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(10,576)	(55,596)
Purchases of short-term investments	(567,923)	(394,467)
Interest income paid-in-kind	(19,025)	(35,454)
Proceeds from sales and paydowns of investments	49,075	132,149
Proceeds from sales of short-term investments	546,259	298,338
Realized gain on short-term investments	(2,506)	(1,538)
Net realized (gain) loss on investments	(4,215)	101,643
Net change in unrealized (appreciation)/depreciation on investments	19,850	14,478
Amortization of premium and accretion of discount, net	(198)	(1,071)
Amortization of deferred financing costs	447	647
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(13,163)	3,510
(Increase) decrease in due from Adviser	—	105
(Increase) decrease in prepaid and other assets	70	61
Increase (decrease) in payable for short-term investments purchased	24,170	97,667
Increase (decrease) in incentive fees payable	—	(35,680)
Increase (decrease) in management fees payable	(110)	(255)
Increase (decrease) in interest and credit facilities expense payable	(135)	(291)
Increase (decrease) in other accrued expenses and liabilities	(105)	(202)
Net cash provided by operating activities	34,344	79,774
Cash Flows from Financing Activities
Deferred financing costs paid	(12)	—
Proceeds from credit facilities	7,300	35,500
Repayments of credit facilities	(42,300)	(122,000)
Net cash used in financing activities	(35,012)	(86,500)
Net decrease in cash and cash equivalents	(668)	(6,726)
Cash and cash equivalents, beginning of period	9,352	14,501
Cash and cash equivalents, end of period	$8,684	$7,775
Supplemental and non-cash operating and financing activities
Interest expense paid	$5,896	$9,462
Non-cash purchases of investments due to reorganization	$(6,576)	$(200,755)
Non-cash sales of investments due to reorganization	$6,576	$200,755
Proceeds from secured borrowing	$568,531	$296,751
Payment to secured borrowing	$(568,531)	$(296,751)

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2026

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

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has also elected to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), beginning fiscal year 2018. The Company is required to meet the minimum distribution and other requirements for RIC qualification. As a BDC and a RIC, the Company is required to comply with certain regulatory requirements.

On June 16, 2026 the Company formed a wholly-owned subsidiary, TCW DL AGY LLC, a single member Delaware limited liability company, for the purpose of holding equity investments of the Company. As of June 30, 2026, the Company has seven wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The initial term of the Company continued until the sixth anniversary of the Initial Closing Date (as defined below), April 13, 2024, unless extended or sooner dissolved as provided in the Company’s amended and restated limited liability agreement (the “LLC Agreement”) or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Units (the “Unitholders) and holders of Preferred Units, if any, (together with the Unitholders, the “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Units. On December 20, 2023, the Company’s Board of Directors approved a one-year extension of the Company’s term from April 13, 2024 to April 13, 2025. On January 3, 2025, the Company’s Board of Directors approved a one-year extension of the Company’s term from April 13, 2025 to April 13, 2026. On April 9, 2026, a supermajority in interest of the holders of the Company's Units voted to approve a one-year extension of the Company’s term from April 13, 2026 to April 13, 2027. If we are unable to extend the Company’s term beyond April 13, 2027, we may be required to dispose of our remaining investments at unfavorable prices.

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

As of June 30, 2026

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of June 30, 2026 was $493,946.

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

As of June 30, 2026

2. Significant Accounting Policies (Continued)

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. A number of the Company's current investments contain PIK due to certain circumstances involving debt restructurings or work-outs. The high concentration of PIK in the Company's current portfolio is primarily a result of the continued wind down of the portfolio. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to Unitholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2026, PIK interest income earned was $6,630 and $19,025, respectively, representing 29.9% and 45.4%, respectively, of investment income. For the three and six months ended June 30, 2025, PIK interest income earned was $21,172 and $35,454, respectively, representing 84.8% and 65.1%, respectively, of investment income.

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

As of June 30, 2026

2. Significant Accounting Policies (Continued)

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2026, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of June 30, 2026, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

As of June 30, 2026

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2026:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$511,195	$511,195
Equity	—	—	95,884	95,884
Cash equivalents	8,452	—	—	8,452
Short-term investments	567,923	—	—	567,923
Total Assets	$576,375	$—	$607,079	$1,183,454

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

As of June 30, 2026

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2026:

	Debt	Equity	Total
Balance, April 1, 2026	$557,846	$99,478	$657,324
Purchases, including payments received in-kind and reorganizations	12,541	—	12,541
Sales and paydowns of investments and reorganizations	(46,709)	—	(46,709)
Amortization of premium and accretion of discount, net	142	—	142
Net change in unrealized appreciation/(depreciation)	(12,625)	(3,594)	(16,219)
Balance, June 30, 2026	$511,195	$95,884	$607,079
Net change in unrealized appreciation/(depreciation) in investments held as of June 30, 2026	$(12,625)	$(3,593)	$(16,218)

	Debt	Equity	Total
Balance, January 1, 2026	$544,564	$100,629	$645,193
Purchases, including payments received in-kind and reorganizations	36,177	—	36,177
Sales and paydowns of investments and reorganizations	(51,593)	(4,215)	(55,808)
Amortization of premium and accretion of discount, net	198	—	198
Net realized gains	—	4,215	4,215
Net change in unrealized appreciation/(depreciation)	(18,151)	(4,745)	(22,896)
Balance, June 30, 2026	$511,195	$95,884	$607,079
Net change in unrealized appreciation/(depreciation) in investments held as of June 30, 2026	$(18,177)	$(4,745)	$(22,922)

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

The Company did not have any transfers between levels during the three and six months ended June 30, 2026 and 2025.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2026

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2026:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$91,362	Income Method	Discount Rate	11.5% to 19.9%	17.4%	Decrease
Debt	$95,339	Market Method	EBITDA Multiple	5.3x to 10.0x	8.7x	Increase
		Market Method	Revenue Multiple	0.6x to 1.1x	0.9x	Increase
Debt	$106,517	Market Method	EBITDA Multiple	5.5x to 8.5x	6.6x	Increase
Debt	$217,977	Market Method	Revenue Multiple	0.1x to 1.6x	0.8x	Increase
Equity	$23,458	Market Method	EBITDA Multiple	5.5x to 8.5x	6.4x	Increase
Equity	$54,522	Market Method	Revenue Multiple	0.1x to 1.6x	1.4x	Increase
Equity	$17,904	Market Method	EBITDA Multiple	5.3x to 10.0x	9.5x	Increase
		Market Method	Revenue Multiple	0.6x to 1.1x	1.0x	Increase

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

As of June 30, 2026

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

For the three and six months ended June 30, 2026, Management Fees incurred were $2,966 and $6,033, respectively, and $2,966 remained payable as of June 30, 2026. For the three and six months ended June 30, 2025, Management Fees incurred amounted to $3,375 and $7,149, respectively, and $3,375 remained payable at June 30, 2025.

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

As of June 30, 2026

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

During the three and six months ended June 30, 2026, the Company did not incur any Incentive Fees. During the three and six months ended June 30, 2025, the Company reversed $0 and $35,680, respectively, of Incentive Fees. The Company has not made any incentive fee payments to the Adviser, and as of June 30, 2026 and December 31, 2025, the Company did not have any incentive fees payable to the Adviser.

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

As of June 30, 2026

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

As of June 30, 2026

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

As of June 30, 2026

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2026

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2026 and December 31, 2025:

			June 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Appreciation/ (Depreciation)	Amount	Unrealized Depreciation
AGY Holdings Corp.	Delayed Draw Term Loan	September 2029	$—	$—	$2,067	$—
Bendon Inc.	Revolver	April 2026	—	—	5,811	(6)
Encompass Digital Media, Inc.	Revolver	September 2026	1,735	(1,227)	1,374	(972)
Navistar Defense, LLC	Super Senior Revolver	February 2027	993	—	993	—
Outform Group, Inc. (f/k/a Rapid Displays, Inc.)	Revolver	April 2029	4,918	—	1,711	(128)
RL Investor Holdings LLC	Super Senior Revolver	September 2029	1,604	3,164	—	—
Slogic Holding Corp.	Revolver	August 2027	775	—	—	—
Twin Star International, Inc.	17th Amendment Delayed Draw Term Loan	December 2026	—	—	560	—
Total			$10,025	$1,937	$12,516	$(1,106)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, the Company is not aware of any pending or threatened litigation.

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

6. Members’ Capital

The Company’s Unit activity for the three and six months ended June 30, 2026 and 2025, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Units at beginning of period	13,734,010	13,734,010	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three and six months ended June 30, 2026 and 2025.

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

As of June 30, 2026

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

As of June 30, 2026

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

As of June 30, 2026

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2026, the Borrower was in compliance with such covenants.

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2026

7. Credit Facilities (Continued)

A summary of amounts outstanding and available under the PNC Revolving Credit Agreement as of June 30, 2026 and December 31, 2025 was as follows:

PNC Revolving Credit Agreement	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2026	$350,000	$184,600	$165,400
As of December 31, 2025	$350,000	$219,600	$130,400

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

As of June 30, 2026 and December 31, 2025, $307 and $741, respectively, of deferred financing costs from the Revolving Credit Facilities had yet to be amortized.

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of June 30, 2026 and 2025, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Credit Facilities interest expense	$2,706	$4,134	$5,719	$9,122
Unused commitment fees	194	81	357	107
Amortization of deferred financing costs	220	325	447	647
Total	$3,120	$4,540	$6,523	$9,876
Weighted average interest rate	5.57%	6.47%	5.47%	6.47%
Average outstanding balance	$192,298	$252,742	$208,028	$280,240

P[

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2026

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

The Repurchase Transactions entered into during the six months ended June 30, 2026 and 2025 had an average principal balance of $555,909 and $296,225, respectively and a weighted average interest rate of 3.81% and 4.52%, respectively.

The net proceeds received from Repurchase Transactions during the six months ended June 30, 2026 and 2025 was a net loss of $219 (comprised of interest expense of $2,725 net of realized gains on short-term investments of $2,506) and a net loss of $113 (comprised of interest expense of $1,651 net of realized gains on short-term investments of $1,538), respectively.

The Company had no outstanding Repurchase Obligations as of June 30, 2026 and December 31, 2025.

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

As of June 30, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of June 30, 2026	As of December 31, 2025
Cost of investments for federal income tax purposes	$1,370,410	$1,420,540
Unrealized appreciation	$33,790	$26,396
Unrealized depreciation	$(220,746)	$(248,640)
Net unrealized depreciation on investments	$(186,956)	$(222,244)

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

As of June 30, 2026

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2026

11. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2026 and 2025 is presented below.

	For the Six Months Ended June 30,
	2026(1)	2025(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$43.77	$50.49
Income from Investment Operations:
Net investment income	1.86	5.12
Net realized and unrealized loss	(0.96)	(8.34)
Total income (loss) from investment operations	0.90	(3.22)
Net Asset Value Per Unit (accrual base), End of Period	$44.67	$47.27
Unitholder Total Return(2)(3)	1.74%	(6.16)%
Unitholder IRR before incentive fees(4)	7.57%	7.80%
Unitholder IRR after all fees and expenses(4)	7.57%	7.80%
Ratios and Supplemental Data:
Members’ Capital, end of period	$448,193	$483,738
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses before incentive fees to average net assets(5)	7.41%	7.69%
Ratio of financing cost to average net assets(3)	1.47%	1.90%
Ratio of net investment income to average net assets(5)	11.60%	27.29%
Ratio of incentive fees to average net assets(5)	—	(13.85)%
Credit facilities payable	$184,600	$213,500
Asset coverage ratio	3.43	3.27
Portfolio turnover rate(3)	1.67%	6.42%

(1)
Per unit data was calculated using the number of Units issued and outstanding as of June 30, 2026 and 2025, respectively.
(2)
The Total Return for the six months ended June 30, 2026 and 2025 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 7.57%. The IRR since inception for the common Unitholders, after management fees, financing costs, operating expenses and Adviser incentive fees is 7.57%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
(5)
Annualized.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of June 30, 2026

12. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On July 1, 2026, the Company entered into a Repurchase Transaction with Barclays which settled on July 24, 2026 with a principal amount of $567,813.

On August 12, 2026, the Company's Board renewed the Advisory Agreement for an additional one-year term until September 15, 2027.

On August 12, 2026, the Company's Board renewed the Administration Agreement for an additional one-year term until September 15, 2027.

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
•
risks associated with payment-in-kind (“PIK”) interest and private credit;
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

On June 16, 2026 we formed a wholly-owned subsidiary, TCW DL AGY LLC, a single member Delaware limited liability company, for the purpose of holding equity investments of ours. As of June 30, 2026, we have seven wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

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

A number of our current investments contain PIK due to certain circumstances including debt restructurings or work-outs. The high concentration of PIK in our current portfolio is primarily a result of the continued wind down of the portfolio. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to Unitholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2026, PIK interest income earned was $6.6 million and $19.0 million, respectively, representing 29.9% and 45.4%, respectively, of investment income. For the three and six months ended June 30, 2025, PIK interest income earned was $21.2 million and $35.5 million, respectively, representing 84.8% and 65.1%, respectively, of investment income.

Realized gains and losses on investments are recorded on a specific identification basis. We typically receive a fee in the form of a discount to the purchase price at the time we fund an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized as interest income in the period in which the fees were earned. Income received in exchange for the provision of services such as administration and managerial services is recognized as other fee income in the period in which it was earned.

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

Investment Activity

As of June 30, 2026, our portfolio consisted of 43 debt investments and 16 equity investments. Based on fair values as of June 30, 2026, our portfolio was 84.2% invested in debt investments which were mostly senior secured term loans. The remaining 15.8% represented our equity investments, which were comprised of common stock, preferred stock, membership interests and warrants. Debt investments in three portfolio companies were on non-accrual status as of June 30, 2026, representing 3.7% and 15.7% of our portfolio's fair value and cost, respectively.

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

The debt investments in our portfolio increased to 43 debt investments as of June 30, 2026 from 42 debt investments as of December 31, 2025 due to a follow-on investment in The Legacy Companies, LLC.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2026:

Industry	Percent of Total Investments
Textiles, Apparel & Luxury Goods	22%
Software	15%
Chemicals	14%
Household Durables	14%
Hotels, Restaurants & Leisure	13%
Aerospace & Defense	9%
Energy Equipment & Services	6%
Commercial & Professional Services	3%
Media	2%
Consumer Durables & Apparel	2%
Total	100%

Interest income, including PIK interest income, was $22.1 million and $24.8 million for the three months ended June 30, 2026 and 2025, respectively. Interest income for the three months ended June 30, 2026 and 2025 included $6.6 million and $21.2 million, respectively, of PIK interest income.

Interest income, including PIK interest income, was $41.7 million and $54.3 million for the six months ended June 30, 2026 and 2025, respectively. Interest income for the six months ended June 30, 2026 and 2025 included $19.0 million and $35.5 million, respectively, of PIK interest income.

Results of Operations

Our operating results for the three and six months ended June 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Total investment income	$22,183	$24,962	$41,873	$54,439
Total expenses	8,047	9,383	16,315	(15,874)
Net investment income	14,136	15,579	25,558	70,313
Net realized (loss) gain on investments	—	(97,391)	4,215	(101,643)
Net change in unrealized appreciation/(depreciation) on investments	(14,096)	51,948	(19,850)	(14,478)
Net realized gain on short-term investments	1,298	798	2,506	1,538
Net increase (decrease) in Members’ Capital from operations	$1,338	$(29,066)	$12,429	$(44,270)

Total investment income

Total investment income for the three months ended June 30, 2026 and 2025 was $22.2 million and $25.0 million, respectively. Total investment income for the six months ended June 30, 2026 and 2025 was $41.9 million and $54.4 million, respectively. The decrease in total investment income during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to a decrease in our par value of debt investments which decreased from $739.2 million as of June 30, 2025 to $701.7 million as of June 30, 2026.

Total expenses

Expenses for the three and six months ended June 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Expenses
Interest and credit facilities expenses	$3,120	$4,540	$6,523	$9,876
Management fees	2,966	3,375	6,033	7,149
Interest expense on repurchase transactions	1,365	876	2,725	1,651
Professional fees	270	267	379	407
Administrative fees	183	198	371	432
Directors’ fees	99	98	167	196
Incentive fees	—	—	—	(35,680)
Other expenses	44	29	117	95
Total expenses	$8,047	$9,383	$16,315	$(15,874)

Our total expenses were $8.0 million and $9.4 million for the three months ended June 30, 2026 and 2025, respectively. Our total expenses included management fees attributed to the Adviser of $3.0 million and $3.4 million; and incentive fees of $0 and $0, for the three months ended June 30, 2026 and 2025, respectively.

Our total expenses were $16.3 million and $(15.9) million for the six months ended June 30, 2026 and 2025, respectively. Our total expenses included management fees attributed to the Adviser of $6.0 million and $7.1 million; and incentive fees of $0 and $(35.7) million, for the six months ended June 30, 2026 and 2025, respectively.

The decrease in total expenses during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to the decrease to interest and credit facilities expenses which decreased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to a decrease in our average outstanding debt balance coupled with a decrease to our weighted average interest rate. Management fees also decreased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to a decrease in the investment cost basis for which management fees are based.

The increase in total expenses during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to the reversal of incentive fees during the six months ended June 30, 2025 compared to the six months ended June 30, 2026 during which no incentive fees were incurred or reversed. The increase to incentive fees was partially offset by a decrease to interest and credit facilities expenses which decreased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to a decrease in our average outstanding debt balance coupled with a decrease to our weighted average interest rate.

Net investment income

Net investment income for the three months ended June 30, 2026 and 2025 was $14.1 million and $15.6 million, respectively. Net investment income for the six months ended June 30, 2026 and 2025 was $25.6 million and $70.3 million, respectively. Our net investment income decreased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due to the decrease in total investment income partially offset by the decrease to expenses during the during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 as described above.

Our net investment income decreased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to the increase to expenses coupled with the decrease to investment income during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, as described above.

Net realized gain (loss) on investments

Our net realized gain (loss) on investments for the three months ended June 30, 2026 and 2025 was $0 and ($97.4) million, respectively. Our net realized gain (loss) on investments for the six months ended June 30, 2026 and 2025 was $4.2 million and ($101.6) million, respectively. We did not recognize a realized gain or loss on investments during the three months ended June 30, 2026 as none of our investments were disposed of during the period. Our net realized loss during the three months ended June 30, 2025 was due to the following investments (dollar amounts in thousands):

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

Our net realized gain during the six months ended June 30, 2026 was entirely attributable to our disposition of the Live Comfortably Inc. common stock. Our net realized loss during the six months ended June 30, 2025 was due to the following investments (dollar amounts in thousands):

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

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended June 30, 2026 and 2025 was ($14.1) million and $51.9 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2026 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)	Class A Units	$(8,411)
Twin Star International, Inc.	17th Amendment Delayed Draw Term Loan, 7th Amendment Incremental Delayed Draw Term Loan, 16th Amendment Delayed Draw Term Loan, 14th Amendment Term Loan	(7,974)
Navistar Defense, LLC	Term Loan	(3,567)
Centric Brands L.P.	Class A LP Interests	(3,487)
RL Investor Holdings LLC (fka Red Lobster Management, LLC)	Term Loan	(2,999)
WDE TorcSill Holdings LLC	Revolver	1,366
RL Investor Holdings LLC (fka Red Lobster Management, LLC)	Super Senior Revolver	2,370
Outform Group, Inc. (fka Rapid Displays, Inc.)	Class A Common Units	2,721
WDE TorcSill Holdings LLC	Term Loan	3,051
AGY Equity LLC	Class E Preferred Units	3,950
All others	Various	(1,116)
Net change in unrealized appreciation/(depreciation)		$(14,096)

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

Our net change in unrealized appreciation/(depreciation) on investments for the six months ended June 30, 2026 and 2025 was $(19.9) million and $(14.5) million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2026 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)	Class A Units	$(12,235)
RL Investor Holdings LLC (fka Red Lobster Management, LLC)	Term Loan	(5,668)
Navistar Defense, LLC	Term Loan	(5,088)
Twin Star International, Inc.	17th Amendment Delayed Draw Term Loan	(3,772)
Twin Star International, Inc.	7th Amendment Incremental Delayed Draw Term Loan	(3,520)
Twin Star International, Inc.	16th Amendment Delayed Draw Term Loan	(1,439)
Twin Star International, Inc.	Delayed Draw Term Loan	(1,276)
Twin Star International, Inc.	Incremental Term Loan	(1,275)
Twin Star International, Inc.	Incremental Delayed Draw Term Loan	(1,248)
Twin Star International, Inc.	14th Amendment Term Loan	(1,105)
Twin Star International, Inc.	Term Loan	(1,095)
Tabhi Holdings, LLC (fka Mondee Holdings LLC)	Preferred Units	(1,088)
Outform Group, Inc. (fka Rapid Displays, Inc.)	Term Loan	1,124
WDE TorcSill Holdings LLC	Term Loan	1,151
RL Investor Holdings LLC (fka Red Lobster Management, LLC)	Super Senior Revolver	3,164
Outform Group, Inc. (fka Rapid Displays, Inc.)	Class A Common Units	3,168
Live Comfortably Borrower LLC (fka Hollander Intermediate LLC)	Term Loan	4,459
AGY Equity LLC	Class E Preferred Units	5,296
All others	Various	597
Net change in unrealized appreciation/(depreciation)		$(19,850)

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

Net realized gain on short-term investments

During the three months ended June 30, 2026 and 2025 we generated $1.3 million and $0.8 million, respectively, in realized gains from our short-term investments in government treasuries.

During the six months ended June 30, 2026 and 2025 we generated $2.5 million and $1.5 million, respectively, in realized gains from our short-term investments in government treasuries.

Net increase (decrease) in Members’ Capital from operations

Our net increase (decrease) in Members’ Capital from operations during the three months ended June 30, 2026 and 2025 was $1.3 million and ($29.1) million, respectively. The Net increase in Members’ Capital from operations during the three months ended June 30, 2026 compared to the Net decrease in Members' Capital from operations three months ended June 30, 2025 was primarily due to net realized and unrealized losses of $12.8 million during the three months ended June 30, 2026 compared to net realized and unrealized losses of $44.6 million during the three months ended June 30, 2025 partially offset by a decrease to net investment income as described above.

Our net increase (decrease) in Members’ Capital from operations during the six months ended June 30, 2026 and 2025 was $12.4 million and $(44.3) million, respectively. The Net increase in Members’ Capital from operations during the six months ended June 30, 2026 compared to the Net decrease in Members' Capital from operations six months ended June 30, 2025 was primarily due to net realized and unrealized losses of $13.1 million during the six months ended June 30, 2026 compared to net realized and unrealized losses of $114.6 million during the six months ended June 30, 2025 partially offset by a decrease to net investment income as described above.

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

As of June 30, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

June 30, 2026
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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2026, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the PNC Revolving Credit Agreement as of June 30, 2026 and December 31, 2025 was as follows (dollar amounts in thousands):

PNC Revolving Credit Agreement	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of June 30, 2026	$350,000	$184,600	$165,400
As of December 31, 2025	$350,000	$219,600	$130,400

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

As of June 30, 2026 and December 31, 2025, $0.3 million and $0.7 million, respectively, of deferred financing costs from the Revolving Credit Facilities had yet to be amortized.

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of June 30, 2026 and 2025, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2026 and 2025 was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Credit Facilities interest expense	$2,706	$4,134	$5,719	$9,122
Unused commitment fees	194	81	357	107
Amortization of deferred financing costs	220	325	447	647
Total	$3,120	$4,540	$6,523	$9,876
Weighted average interest rate	5.57%	6.47%	5.47%	6.47%
Average outstanding balance	$192,298	$252,742	$208,028	$280,240

We had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

			June 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Appreciation/ (Depreciation)	Amount	Unrealized Depreciation
AGY Holdings Corp.	Delayed Draw Term Loan	September 2029	$—	$—	$2,067	$—
Bendon Inc.	Revolver	April 2026	—	—	5,811	(6)
Encompass Digital Media, Inc.	Revolver	September 2026	1,735	(1,227)	1,374	(972)
Navistar Defense, LLC	Super Senior Revolver	February 2027	993	—	993	—
Outform Group, Inc. (f/k/a Rapid Displays, Inc.)	Revolver	April 2029	4,918	—	1,711	(128)
RL Investor Holdings LLC	Super Senior Revolver	September 2029	1,604	3,164	—	—
Slogic Holding Corp.	Revolver	August 2027	775	—	—	—
Twin Star International, Inc.	17th Amendment Delayed Draw Term Loan	December 2026	—	—	560	—
Total			$10,025	$1,937	$12,516	$(1,106)

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

The Repurchase Transactions entered into by us during the six months ended June 30, 2026 and 2025 had an average principal balance of $555.9 million and $296.2 million, respectively and a weighted average interest rate of 3.81% and 4.52%, respectively.

The net proceeds received by us from Repurchase Transactions during the six months ended June 30, 2026 and 2025 was a net loss of $0.2 million (comprised of interest expense of $2.7 million net of realized gains on short-term investments of $2.5 million) and a net loss of $0.1 million (comprised of interest expense of $1.7 million net of realized gains on short-term investments of $1.5 million), respectively.

We had no outstanding Repurchase Obligations as of June 30, 2026 and December 31, 2025.

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

Interest Rate Risk. As of June 30, 2026, 99.2% of our debt investments bore interest based on floating rates, such as SOFR or Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of June 30, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our June 30, 2026 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$15,643	$5,615	$10,028
Up 200 basis points	10,428	3,743	6,685
Up 100 basis points	5,214	1,872	3,342
Down 100 basis points	(5,033)	(1,872)	(3,161)
Down 200 basis points	(9,196)	(3,743)	(5,453)
Down 300 basis points	(11,395)	(5,615)	(5,780)

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that we filed with the SEC on April 3, 2026, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Artificial Intelligence is a rapidly developing technology which presents novel risks to both us and our portfolio companies.

Artificial intelligence (“AI”) technologies pose risks to many of our existing and potential portfolio companies, and we will also be exposed to these risks by investing in these companies. Such risks typically include: (1) rapidly changing technologies; (2) technological developments which may quickly render existing technologies obsolete; (3) scarcity of management, technical, scientific, research and marketing personnel with appropriate training; (4) the possibility of lawsuits related to patents and other intellectual property and their associated rights; and (5) rapidly changing investor and/or consumer sentiments and preferences with regard to the use of AI technologies. AI algorithms used by us or a portfolio company may be flawed and the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis that AI applications produce and expose portfolio companies to litigation, regulatory enforcement, reputational harm or customer claims. Our portfolio companies rely on a combination of patent, copyright, trademark and trade secret protection and non-disclosure agreements to establish and protect proprietary rights and the absence of harmonized patent laws makes it more difficult to ensure consistent protection of intellectual property rights. There can be no assurance that we or a portfolio company will be able to protect these rights or will have the financial resources to do so, or that competitors will not develop technologies substantially equivalent or superior to a portfolio company’s technologies. Reductions in the legal protections for software intellectual property rights could also adversely affect portfolio companies. At the same time, a number of governments are considering imposing regulations on AI and AI companies, which could adversely affect our portfolio companies by increasing compliance costs, limiting the use or availability of AI technologies or exposing portfolio companies to additional legal or regulatory risk.

Competitors of ours or our portfolio companies have instituted or may institute low cost, high speed financial applications and services based on AI, and new competitors may enter the asset management or technology space using new investment platforms or technologies based on AI. We expect our portfolio companies to face additional competition as they utilize, introduce or acquire new products, as their existing products evolve, or as other companies introduce new products and services, including as part of efforts to develop or innovate through the application of new AI-related technologies. It will be imperative that our portfolio companies continue to improve their current products and develop new ones; accordingly, research and development is a key undertaking for our portfolio companies. New technologies may be untested or unproven, and delays and cost overruns from unforeseen technical issues may occur. Research and development can be costly, requiring substantial capital, and there is no way to ensure that the research and development performed will yield positive financial results for any of our portfolio companies. Because it is generally not possible to predict the amount of time required or the costs involved in achieving certain research and development objectives, actual development costs of our portfolio companies may exceed budgeted amounts. In addition, rapid technological developments may shorten product life cycles, require significant ongoing investment to remain competitive and render existing products or business models obsolete more quickly than anticipated. If our portfolio companies are unable to successfully develop, acquire, integrate or adapt to AI technologies or respond effectively to these competitive and regulatory developments, the value of our investments could decline, which could materially and adversely affect our business, financial condition and results of operations.

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

Date: August 12, 2026	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 12, 2026
	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer