Form 10-Q
period 2026-09-30
TCW Direct Lending VII LLC
filed 2026-11-13
CIK 1715933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 12, 2026 was 13,734,010.

TCW DIRECT LENDING VII LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Aerospace & Defense
	Navistar Defense, LLC(2)	07/27/23	Super Senior Revolver - 14.50% (SOFR + 10.50%, 1.50% Floor)	11.4%	$45,818,273	02/01/28	$45,815,232	$45,818,273
	Navistar Defense, LLC(2)(5)(8)	08/01/22	Term Loan - 12.50% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	1.5%	52,450,525	02/01/28	34,088,673	6,189,162
				12.9%	98,268,798		79,903,905	52,007,435
Chemicals
	AGY Holdings Corp.	09/21/20	Term Loan - 4.33% inc PIK (SOFR + 0.25%, 1.50% Floor, all PIK)	5.4%	21,765,300	09/21/29	21,765,300	21,765,300
	AGY Holdings Corp.	05/27/22	Delayed Draw Term Loan - 4.59% inc PIK (SOFR + 0.25%, 1.50% Floor, all PIK)	6.2%	24,772,274	09/21/29	24,772,269	24,772,274
				11.6%	46,537,574		46,537,569	46,537,574
Commercial & Professional Services
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	04/16/21	Term Loan - 10.28% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	3.5%	13,913,452	04/13/29	13,913,452	13,913,452
	Outform Group, Inc. (fka Rapid Displays, Inc.)(4)	09/29/22	Incremental Term Loan - 10.28% inc PIK (SOFR + 6.50%, 1.00% Floor, all PIK)	0.1%	246,307	04/13/29	246,307	246,307
				3.6%	14,159,759		14,159,759	14,159,759
Consumer Durables & Apparel
	Twin Star International, Inc.(5)(8)	06/20/24	Protective Advance Term Loan - 11.72% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.9%	5,244,972	12/31/26	5,096,720	3,664,138
	Twin Star International, Inc.	08/03/26	Protective Advance Term Loan - 11.72% inc PIK (SOFR + 7.50%, 1.50% Floor, all PIK)	0.2%	1,422,806	12/31/26	1,422,806	993,972
				1.1%	6,667,778		6,519,526	4,658,110
Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)	10/22/19	Revolver - 10.02% inc PIK (SOFR + 6.00%, 0.00% Floor, all PIK)	2.8%	12,886,962	04/30/28	12,886,962	11,263,205
	WDE TorcSill Holdings LLC(2)	10/22/19	Term Loan - 10.02% inc PIK (SOFR + 6.00%, 0.00% Floor, all PIK)	6.3%	28,782,924	04/30/28	28,782,924	25,156,276
	WDE TorcSill Holdings LLC(2)	08/13/24	Protective Advance Term Loan - 12.50% inc PIK (PRIME + 5.50%, 0.00% Floor, all PIK)	1.0%	3,088,490	04/30/28	3,088,490	3,950,179
				10.1%	44,758,376		44,758,376	40,369,660
Hotels, Restaurants & Leisure
	KBP Brands, LLC	05/26/21	Term Loan - 9.29% (SOFR + 5.25%, 0.75% Floor)	5.7%	23,119,573	05/26/27	23,086,121	22,749,660
	RL Investor Holdings LLC (fka Red Lobster Management, LLC)(4)	09/16/24	Term Loan - 11.57% inc PIK (SOFR + 7.50%, 2.00% Floor, all PIK)	13.7%	61,245,581	09/16/29	61,245,581	54,833,169
	RL Investor Holdings LLC (fka Red Lobster Management, LLC)(4)	01/28/26	Super Senior Revolver - 6.84% (SOFR + 3.00%, 2.50% Floor)	1.2%	3,208,860	09/16/29	3,208,860	4,743,497
				20.6%	87,574,014		87,540,562	82,326,326

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Household Durables
	Slogic Holding Corp.(4)	08/25/23	Revolver - 9.86% (SOFR + 5.87%, 1.00% Floor)	1.0%	$4,090,133	12/17/29	$4,090,133	$4,090,133
	Slogic Holding Corp.(4)	06/29/18	Last Out Term Loan - 9.78% (SOFR + 5.87%, 1.00% Floor)	4.4%	28,298,297	12/17/29	28,298,297	17,573,242
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)	06/23/25	First Out Term Loan - 9.84% (SOFR + 5.50%, 1.00% Floor)	1.4%	5,460,101	06/23/28	5,460,101	5,460,101
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)	06/23/25	Last Out Term Loan - 9.84% (SOFR + 5.50%, 1.00% Floor)	9.1%	36,553,925	06/23/28	36,553,925	36,553,925
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)	10/27/25	1st Amendment First Out Term Loan - 9.84% (SOFR + 5.50%, 1.00% Floor)	1.4%	5,692,857	06/23/28	5,692,857	5,692,857
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)	05/20/26	2nd Amendment First Out Term Loan - 9.84% (SOFR + 5.50%, 1.00% Floor)	0.7%	2,657,339	06/23/28	2,657,339	2,657,339
				18.0%	82,752,652		82,752,652	72,027,597
Media
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Revolver - 11.57% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	0.3%	4,236,680	09/28/27	3,123,252	1,207,454
	Encompass Digital Media, Inc.(4)(5)(8)	10/01/18	Term Loan - 11.57% inc PIK (SOFR + 7.75%, 1.50% Floor, all PIK)	3.3%	46,755,242	09/28/27	35,633,236	13,325,244
				3.6%	50,991,922		38,756,488	14,532,698
Software
	Tabhi Purchaser, LLC (fka Mondee Holdings LLC)(2)	04/03/25	Delayed Draw Term Loan - 10.07% inc PIK (SOFR + 6.00%, 2.50% Floor, all PIK)	3.7%	14,936,241	10/03/28	14,936,241	14,936,241
	Tabhi Purchaser, LLC (fka Mondee Holdings LLC)(2)	04/03/25	Term Loan B - 10.07% inc PIK (SOFR + 6.00%, 2.50% Floor, all PIK)	15.2%	60,904,122	10/03/28	60,904,122	60,904,122
				18.9%	75,840,363		75,840,363	75,840,363
Textiles, Apparel & Luxury Goods
	Centric Brands Inc.(3)	02/06/24	Term Loan - 9.26% (SOFR + 5.50%, 1.00% Floor)	4.0%	16,206,598	08/06/29	15,972,582	16,206,598
	Centric Brands TopCo, LLC (fka Centric Brands Inc.)(3)	02/06/24	Term Loan A-1 - 10.26% (SOFR + 6.50%, 1.00% Floor)	1.9%	7,609,241	02/06/31	7,477,541	7,609,241
	Centric Brands TopCo, LLC (fka Centric Brands Inc.)(3)	02/06/24	Term Loan A-2 - 11.76% inc PIK (SOFR + 8.00%, 1.00% Floor, all PIK)	4.7%	18,787,995	02/06/31	18,549,568	18,787,995
	Live Comfortably Borrower LLC (fka Hollander Intermediate LLC)	09/19/22	Term Loan - 14.02% inc PIK (SOFR + 10.00%, 3.00% Floor, 2.00% PIK)	17.0%	74,066,926	03/31/29	69,868,844	68,215,639
				27.6%	116,670,760		111,868,535	110,819,473
	Total Debt Investments			128.0%	624,221,996		588,637,735	513,278,995

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
	Aerospace & Defense
	TCW ND Parent Holdings LLC.(2)(5)(6)		Class A Units	0.0%	4,399	$43,990	$—
				0.0%	4,399	43,990	—
Chemicals
	AGY Equity LLC(5)(6)		Class A Preferred Units	0.0%	18,650,862	376	—
	AGY Equity LLC(5)(6)		Class B Preferred Units	0.0%	17,707,052	263	—
	AGY Equity LLC(5)(6)		Class C Common Units	0.0%	17,235,147	207	—
	AGY Equity LLC(5)(6)		Class D Preferred Units	2.3%	3,997,226	3,997,226	9,401,476
	AGY Equity LLC(5)(6)		Class E Preferred Units	7.3%	36,177,931	36,177,931	29,345,987
				9.6%	93,768,218	40,176,003	38,747,463
	Commercial & Professional Services
	Outform Holdings LLC (fka Rapid Displays, Inc.)(4)(5)(6)		Class A Common Units	1.3%	7,872,225	39,361	5,312,902
				1.3%	7,872,225	39,361	5,312,902
	Energy Equipment & Services
	WDE TorcSill Holdings LLC(2)(5)(6)		Class A Units	0.0%	2,016,746	—	—
				0.0%	2,016,746	—	—
	Hotels, Restaurants & Leisure
	RL Parent Holdings LLC (fka Red Lobster Management, LLC)(4)(5)(6)		Class A Units	0.0%	40,276	40,276,460	—
				0.0%	40,276	40,276,460	—
	Household Durables
	Shelterlogic Group Holdings, Inc(4)(5)(6)		Common Stock	0.0%	1,254,034	—	—
	The Legacy Companies, LLC (fka Greenfield World Trade, Inc.)(2)(5)(6)		Class A Units	1.3%	77,501,303	38,378,723	5,337,861
				1.3%	78,755,337	38,378,723	5,337,861
	Media
	Encompass Digital Media, Inc.(4)(5)(6)		Class A Units	0.0%	722,097	—	—
				0.0%	722,097	—	—

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY (continued)
Software
	Tabhi Holdings, LLC (fka Mondee Holdings LLC)(2)(5)(6)	Preferred Units	4.7%	25,910,051	$25,910,051	$18,810,909
	Tabhi Holdings, LLC (fka Mondee Holdings LLC)(2)(5)(6)	Class B Common Units	0.0%	12,107,501	1,695,050	—
			4.7%	38,017,552	27,605,101	18,810,909
Textiles, Apparel & Luxury Goods
	Centric Brands GP LLC(3)(5)(6)	Membership Interests	0.0%	359,231	—	—
	Centric Brands L.P.(3)(5)(6)	Class A LP Interests	1.7%	359,231	95,579	6,920,642
			1.7%	718,462	95,579	6,920,642
	Total Equity Investments		18.6%	221,915,312	146,615,217	75,129,777
	Total Debt & Equity Investments(7)		146.6%		735,252,952	588,408,772
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.76%, Class X (FGXXX)		1.5%	5,857,735	5,857,735	5,857,735
	Total Cash Equivalents		1.5%		5,857,735	5,857,735
	Short-term Investments
	U.S. Treasury Bill, Yield 4.18%, Maturity Date 01/26/27		141.8%	575,000,000	567,398,859	567,398,859
	Total Short-term Investments		141.8%		567,398,859	567,398,859
	Total Investments (290.2%)				$1,308,509,546	$1,161,665,366
	Net unrealized appreciation/(depreciation) on unfunded commitments (-0.3%)					(1,085,857)
	Liabilities in Excess of Other Assets (-190.0%)					(760,340,154)
	Net Assets (100.0%)					$400,239,355

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2025 and September 30, 2026 along with transactions during the period ended September 30, 2026 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2025	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2026	Interest/Dividend/ Other income
Navistar Defense, LLC Super Senior Revolver - 14.50%	$45,818,273	$6,749	$—	$—	$(6,749)	$45,818,273	$7,303,238
Navistar Defense, LLC Term Loan - 12.50% inc PIK	12,902,829	—	—	—	(6,713,667)	6,189,162	23,525
Tabhi Holdings, LLC (Mondee) Class B Common Units	—	—	—	—	—	—	—
Tabhi Holdings, LLC (Mondee) Preferred Units	18,992,067	—	—	—	(181,158)	18,810,909	—
Tabhi Purchaser, LLC (Mondee) Delayed Draw Term Loan - 10.07% inc PIK	13,889,161	1,047,081	—	—	(1)	14,936,241	1,047,529
Tabhi Purchaser, LLC (Mondee) Term Loan B - 10.07% inc PIK	56,634,539	4,269,583	—	—	—	60,904,122	4,341,274
TCW ND Parent Holdings LLC Class A Units	—	—	—	—	—	—	—
The Legacy Companies LLC 1st Amendment First Out Term Loan - 9.84%	5,692,857	—	—	—	—	5,692,857	509,217
The Legacy Companies LLC 2nd Amendment First Out Term Loan - 9.84%	—	2,657,339	—	—	—	2,657,339	93,735
The Legacy Companies LLC Class A Units	24,795,767	—	—	—	(19,457,906)	5,337,861	—
The Legacy Companies LLC First Out Term Loan - 9.84%	5,460,101	—	—	—	—	5,460,101	529,892
The Legacy Companies LLC Last Out Term Loan - 9.84%	36,553,925	—	—	—	—	36,553,925	3,566,088
WDE TorcSill Holdings LLC Class A Units	—	—	—	—	—	—	—
WDE TorcSill Holdings LLC Protective Advance Term Loan - 12.50% inc PIK	3,442,740	—	—	—	507,439	3,950,179	467,678
WDE TorcSill Holdings LLC Revolver - 10.02% inc PIK	9,497,820	—	—	—	1,765,385	11,263,205	1,597,173
WDE TorcSill Holdings LLC Term Loan - 10.02% inc PIK	21,213,303	—	—	—	3,942,973	25,156,276	3,567,274
Total Controlled Affiliated investments	$254,893,382	$7,980,752	$—	$—	$(20,143,684)	$242,730,450	$23,046,623

TCW Direct Lending VII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(3)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2026, $49,524,476 or 4.2% of the Company’s total assets were represented by “non-qualifying assets.”
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2025 and September 30, 2026 along with transactions during the period ended September 30, 2026 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2025	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2026	Interest/Dividend/ Other income
Encompass Digital Media Holdings, LLC Class A Units	$—	$—	$—	$—	$—	$—	$—
Encompass Digital Media, Inc. Revolver - 11.57% inc PIK	1,180,158	216,639	(361,065)	—	171,722	1,207,454	—
Encompass Digital Media, Inc. Term Loan - 11.57% inc PIK	12,564,108	—	—	—	761,136	13,325,244	—
Outform Holdings LLC Class A Common Units	—	—	—	—	5,312,902	5,312,902	—
Outform Group, Inc. Revolver - 10.28% inc PIK	1,004,996	2,818,471	(3,878,804)	—	55,337	—	67,951
Outform Group, Inc. Incremental Term Loan - 10.28% inc PIK	247,340	20,377	(41,077)	—	19,667	246,307	20,083
Outform Group, Inc. Term Loan - 10.28% inc PIK	13,971,827	1,138,101	(2,320,578)	—	1,124,102	13,913,452	1,121,261
RL Parent Holdings LLC Class A Units	761,628	—	—	—	(761,628)	—	—
RL Investor Holdings LLC Super Senior Revolver - 6.84%	—	3,208,860	—	—	1,534,637	4,743,497	85,053
RL Investor Holdings LLC Term Loan - 11.57% inc PIK	56,324,391	4,921,190	—	—	(6,412,412)	54,833,169	4,923,402
Shelterlogic Group Holdings, Inc Common Stock	—	—	—	—	—	—	—
Slogic Holding Corp. Last Out Term Loan - 9.78%	17,637,475	—	(521,107)	—	456,874	17,573,242	2,099,164
Slogic Holding Corp. Revolver - 9.86%	4,170,077	2,246,428	(2,326,372)	—	—	4,090,133	311,348
Total Non-Controlled Affiliated Investments	$107,862,000	$14,570,066	$(9,449,003)	$—	$2,262,337	$115,245,400	$8,628,262

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Non-income producing.
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities was $75,129,777, or 6.3% of the Company’s total assets.
(7)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(8)
Loan was on non-accrual status as of September 30, 2026.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $39,435,326 and $51,502,410, respectively, for the period ended September 30, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING VII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2026

	As of September 30,
	2026	As of December 31,
	(unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $228,283 and $255,637, respectively)	$230,433	$228,485
Non-controlled affiliated investments (amortized cost of $190,075 and $184,954, respectively)	115,245	107,862
Controlled affiliated investments (amortized cost of $316,895 and $368,663, respectively)	242,730	308,846
Cash and cash equivalents	5,859	9,352
Short-term investments	567,399	543,753
Interest income receivable	23,655	6,136
Receivable for investments sold	158	—
Deferred financing costs	86	741
Prepaid and other assets	70	70
Total Assets	$1,185,635	$1,205,245

Liabilities
Payable for short-term investments purchased	$567,399	$543,753
Revolving credit facilities payable	212,100	219,600
Management fees payable	2,904	3,076
Interest and credit facilities expense payable	1,160	1,162
Unrealized depreciation on unfunded commitments	1,086	1,106
Other accrued expenses and other liabilities	747	784
Total Liabilities	785,396	769,481

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment (13,734,010 units issued and outstanding)	1,373,401	1,373,401
Common Unitholders’ undrawn commitment (13,734,010 units issued and outstanding)	(165,401)	(165,401)
Common Unitholders’ return of capital	(493,946)	(493,946)
Common Unitholders’ offering costs	(633)	(633)
Accumulated Common Unitholders’ tax reclassification	(1,865)	(1,865)
Common Unitholders’ capital	711,556	711,556
Accumulated overdistributed earnings	(311,317)	(275,792)
Total Members’ Capital	400,239	435,764
Total Liabilities and Members’ Capital	$1,185,635	$1,205,245
Net Asset Value Per Unit (Note 12)(1)	$41.19	$43.77

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common Units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$3,513	$5,225	$11,002	$21,163
Interest income paid-in-kind	1,224	3,069	12,695	22,415
Other fee income	37	38	131	112
Non-controlled affiliated investments:
Interest income	777	17	2,397	840
Interest income paid-in-kind	2,153	2,844	6,231	7,308
Controlled affiliated investments:
Interest income	4,048	1,198	17,635	3,277
Interest income paid-in-kind	1,841	7,186	5,317	18,830
Other fee income	37	31	95	102
Total investment income	13,630	19,608	55,503	74,047

Expenses
Interest and credit facilities expenses	3,251	4,301	9,774	14,177
Management fees	2,904	3,166	8,937	10,315
Interest expense on repurchase transactions	1,357	1,176	4,082	2,827
Professional fees	218	297	597	704
Administrative fees	181	189	552	621
Directors’ fees	79	98	246	294
Incentive fees	—	—	—	(35,680)
Other expenses	26	38	143	133
Total expenses	8,016	9,265	24,331	(6,609)
Net investment income	5,614	10,343	31,172	80,656
Net realized and unrealized (loss) gain on investments
Net realized loss:
Non-controlled/non-affiliated investments	(66,437)	—	(62,222)	(97,391)
Controlled affiliated investments	—	—	—	(4,252)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	40,656	(3,861)	35,120	30,555
Non-controlled affiliated investments	218	(3,248)	2,262	(30,911)
Controlled affiliated investments	(3,786)	(3,454)	(20,144)	(24,685)
Net realized gain on short-term investments	1,281	1,048	3,787	2,586
Net realized and unrealized loss on investments	(28,068)	(9,515)	(41,197)	(124,098)
Net (decrease) increase in Members’ Capital from operations	$(22,454)	$828	$(10,025)	$(43,442)
Basic and diluted:
(Loss) income per unit	$(1.63)	$0.06	$(0.73)	$(3.16)
Units Outstanding	13,734,010	13,734,010	13,734,010	13,734,010

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2026	$711,556	$(275,792)	$435,764
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	11,422	11,422
Net realized gain on investments	—	5,423	5,423
Net change in unrealized appreciation/(depreciation) on investments	—	(5,754)	(5,754)
Total Increase in Members’ Capital for the three months ended March 31, 2026	—	11,091	11,091
Members’ Capital at March 31, 2026	711,556	(264,701)	446,855
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	14,136	14,136
Net realized gain on investments	—	1,298	1,298
Net change in unrealized appreciation/(depreciation) on investments	—	(14,096)	(14,096)
Total Increase in Members’ Capital for the three months ended June 30, 2026	—	1,338	1,338
Members’ Capital at June 30, 2026	711,556	(263,363)	448,193
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	5,614	5,614
Net realized loss on investments	—	(65,156)	(65,156)
Net change in unrealized appreciation/(depreciation) on investments	—	37,088	37,088
Distributions to Members from:
Distributable earnings	—	(25,500)	(25,500)
Total Decrease in Members’ Capital for the three months ended September 30, 2026	—	(47,954)	(47,954)
Members’ Capital at September 30, 2026	$711,556	$(311,317)	$400,239

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2025	$716,388	$(188,380)	$528,008
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	54,734	54,734
Net realized loss on investments	—	(3,512)	(3,512)
Net change in unrealized appreciation/(depreciation) on investments	—	(66,426)	(66,426)
Total Decrease in Members’ Capital for the three months ended March 31, 2025	—	(15,204)	(15,204)
Members’ Capital at March 31, 2025	716,388	(203,584)	512,804
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	15,579	15,579
Net realized loss on investments	—	(96,593)	(96,593)
Net change in unrealized appreciation/(depreciation) on investments	—	51,948	51,948
Total Decrease in Members’ Capital for the three months ended June 30, 2025	—	(29,066)	(29,066)
Members’ Capital at June 30, 2025	716,388	(232,650)	483,738
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	10,343	10,343
Net realized gain on investments	—	1,048	1,048
Net change in unrealized appreciation/depreciation on investments	—	(10,563)	(10,563)
Distributions to Members from:
Distributable earnings	—	(30,000)	(30,000)
Total Decrease in Members’ Capital for the three months ended September 30, 2025	—	(29,172)	(29,172)
Members’ Capital at September 30, 2025	$716,388	$(261,822)	$454,566

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(10,025)	$(43,442)
Adjustments to reconcile the net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(15,192)	(67,682)
Purchases of short-term investments	(1,703,546)	(444,373)
Interest income paid-in-kind	(24,243)	(48,553)
Proceeds from sales and paydowns of investments	51,344	169,420
Proceeds from sales of short-term investments	1,683,687	299,386
Realized gain on short-term investments	(3,787)	(2,586)
Net realized loss on investments	62,222	101,643
Net change in unrealized (appreciation)/depreciation on investments	(17,238)	25,041
Amortization of premium and accretion of discount, net	(289)	(1,323)
Amortization of deferred financing costs	668	1,030
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(17,519)	4,018
(Increase) decrease in due from Adviser	—	105
(Increase) decrease in prepaid and other assets	—	(43)
Increase (decrease) in payable for short-term investments purchased	23,646	147,573
Increase (decrease) in incentive fees payable	—	(35,680)
Increase (decrease) in management fees payable	(172)	(464)
Increase (decrease) in interest and credit facilities expense payable	(2)	(116)
Increase (decrease) in other accrued expenses and liabilities	(37)	(8)
Net cash provided by operating activities	29,517	103,946
Cash Flows from Financing Activities
Distributions to Members from distributable earnings	(25,498)	(30,000)
Deferred financing costs paid	(12)	(58)
Proceeds from credit facilities	37,000	81,500
Repayments of credit facilities	(44,500)	(162,000)
Net cash used in financing activities	(33,010)	(110,558)
Net decrease in cash and cash equivalents	(3,493)	(6,612)
Cash and cash equivalents, beginning of period	9,352	14,501
Cash and cash equivalents, end of period	$5,859	$7,889
Supplemental and non-cash operating and financing activities
Interest expense paid	$8,598	$13,121
Non-cash purchases of investments due to reorganization	$(6,576)	$(200,755)
Non-cash sales of investments due to reorganization	$6,576	$200,755
Proceeds from secured borrowing	$1,680,156	$394,500
Payment to secured borrowing	$(1,680,156)	$(394,500)
Distributions payable	$2	$—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2026

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

On June 16, 2026, the Company formed a wholly-owned subsidiary, TCW DL AGY LLC, a single member Delaware limited liability company, for the purpose of holding equity investments of the Company. As of September 30, 2026, the Company has seven wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

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

As of September 30, 2026

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2026 was $493,946.

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

As of September 30, 2026

2. Significant Accounting Policies (Continued)

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. A number of the Company's current investments contain PIK due to certain circumstances involving debt restructurings or work-outs. The high concentration of PIK in the Company's current portfolio is primarily a result of the continued wind-down of the portfolio. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to Unitholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2026, PIK interest income earned was $5,218 and $24,243, respectively, representing 38.3% and 43.7%, respectively, of investment income. For the three and nine months ended September 30, 2025, PIK interest income earned was $13,099 and $48,553, respectively, representing 66.8% and 65.6%, respectively, of investment income.

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

As of September 30, 2026

2. Significant Accounting Policies (Continued)

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2026, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of September 30, 2026, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. The ASU requires investment companies within the scope of ASC 946 to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions and to provide certain related disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

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

As of September 30, 2026

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2026:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$513,279	$513,279
Equity	—	—	75,130	75,130
Cash equivalents	5,858	—	—	5,858
Short-term investments	567,399	—	—	567,399
Total Assets	$573,257	$—	$588,409	$1,161,666

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

As of September 30, 2026

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2026:

	Debt	Equity	Total
Balance, July 1, 2026	$511,195	$95,884	$607,079
Purchases, including payments received in-kind and reorganizations	9,834	—	9,834
Sales and paydowns of investments and reorganizations	(2,270)	—	(2,270)
Amortization of premium and accretion of discount, net	91	—	91
Net realized losses	(66,437)	—	(66,437)
Net change in unrealized appreciation/(depreciation)	60,866	(20,754)	40,112
Balance, September 30, 2026	$513,279	$75,130	$588,409
Net change in unrealized appreciation/(depreciation) in investments held as of September 30, 2026	$(1,584)	$(20,754)	$(22,338)

	Debt	Equity	Total
Balance, January 1, 2026	$544,564	$100,629	$645,193
Purchases, including payments received in-kind and reorganizations	46,011	—	46,011
Sales and paydowns of investments and reorganizations	(53,863)	(4,215)	(58,078)
Amortization of premium and accretion of discount, net	289	—	289
Net realized (losses) gains	(66,437)	4,215	(62,222)
Net change in unrealized appreciation/(depreciation)	42,715	(25,499)	17,216
Balance, September 30, 2026	$513,279	$75,130	$588,409
Net change in unrealized appreciation/(depreciation) in investments held as of September 30, 2026	$(395)	$(25,499)	$(25,894)

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

The Company did not have any transfers between levels during the three and nine months ended September 30, 2026 and 2025.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2026

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2026:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$90,965	Income Method	Discount Rate	12.0% to 21.9%	18.6%	Decrease
Debt	$21,663	Market Method	EBITDA Multiple	5.3x to 6.3x	5.8x	Increase
		Market Method	Revenue Multiple	0.6x to 0.8x	0.7x	Increase
Debt	$69,062	Market Method	EBITDA Multiple	5.8x to 8.5x	6.6x	Increase
Debt	$284,327	Market Method	Revenue Multiple	0.2x to 1.2x	0.8x	Increase
Debt	$47,262	Market Method	Indicative Bid	44.5% to 100.0%	97.0%	Increase
Equity	$5,313	Market Method	EBITDA Multiple	5.8x to 8.5x	6.3x	Increase
Equity	$62,896	Market Method	Revenue Multiple	0.2x to 1.2x	1.1x	Increase
Equity	-	Market Method	EBITDA Multiple	5.3x to 6.3x	5.8x	Increase
		Market Method	Revenue Multiple	0.6x to 0.8x	0.7x	Increase
Equity	$6,921	Market Method	Indicative Bid	$0.00 to $19.27	$19.27	Increase

* Weighted based on fair value

During the nine months ended September 30, 2026, one debt investment with a fair value of $68,216 transitioned from a market approach valuation model to a yield analysis valuation model. The change in approach was driven by considerations given to the financial performance of the portfolio company.

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

As of September 30, 2026

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

For the three and nine months ended September 30, 2026, Management Fees incurred were $2,904 and $8,937, respectively, and $2,904 remained payable as of September 30, 2026. For the three and nine months ended September 30, 2025, Management Fees incurred amounted to $3,166 and $10,315, respectively, and $3,166 remained payable at September 30, 2025.

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

As of September 30, 2026

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

During the three and nine months ended September 30, 2026, the Company did not incur any Incentive Fees. During the three and nine months ended September 30, 2025, the Company reversed $0 and $35,680, respectively, of Incentive Fees. The Company has not made any incentive fee payments to the Adviser, and as of September 30, 2026 and December 31, 2025, the Company did not have any incentive fees payable to the Adviser.

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

As of September 30, 2026

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

As of September 30, 2026

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

As of September 30, 2026

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2026

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2026 and December 31, 2025:

			September 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	Delayed Draw Term Loan	September 2029	$—	$—	$2,067	$—
Bendon Inc.	Revolver	April 2026	—	—	5,811	6
Encompass Digital Media, Inc.	Revolver	September 2027	1,519	1,086	1,374	972
Navistar Defense, LLC	Super Senior Revolver	February 2028	993	—	993	—
Outform Group, Inc. (fka Rapid Displays, Inc.)	Revolver	April 2029	4,918	—	1,711	128
Slogic Holding Corp.	Revolver	December 2029	931	—	—	—
Twin Star International, Inc.	17th Amendment Delayed Draw Term Loan	December 2026	—	—	560	—
Total			$8,361	$1,086	$12,516	$1,106

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, the Company is not aware of any pending or threatened litigation.

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

6. Members’ Capital

The Company’s Unit activity for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Units at beginning of period	13,734,010	13,734,010	13,734,010	13,734,010
Units issued and committed at end of period	13,734,010	13,734,010	13,734,010	13,734,010

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026

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

As of September 30, 2026

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

As of September 30, 2026

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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2026, the Borrower was in compliance with such covenants.

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

On February 4, 2026, the Company entered into the second amendment to the PNC Revolving Credit Agreement which clarified the letter of credit sublimit to mean the lessor of (a) $25,000 and (b) the Available Commitment (as defined in the PNC Revolving Credit Agreement).

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2026

7. Credit Facilities (Continued)

A summary of amounts outstanding and available under the PNC Revolving Credit Agreement as of September 30, 2026 and December 31, 2025 was as follows:

PNC Revolving Credit Agreement	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2026	$350,000	$212,100	$137,900
As of December 31, 2025	$350,000	$219,600	$130,400

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

As of September 30, 2026 and December 31, 2025, $86 and $741, respectively, of deferred financing costs from the Revolving Credit Facilities had yet to be amortized.

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of September 30, 2026 and 2025, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Credit Facilities interest expense	$2,841	$3,783	$8,560	$12,905
Unused commitment fees	189	135	546	242
Amortization of deferred financing costs	221	383	668	1,030
Total	$3,251	$4,301	$9,774	$14,177
Weighted average interest rate	5.50%	6.48%	5.48%	6.48%
Average outstanding balance	$202,135	$228,261	$206,042	$262,723

P[

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2026

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

The Repurchase Transactions entered into during the nine months ended September 30, 2026 and 2025 had an average principal balance of $559,820 and $330,408, respectively and a weighted average interest rate of 3.80% and 4.53%, respectively.

The net proceeds received from Repurchase Transactions during the nine months ended September 30, 2026 and 2025 was a net loss of $295 (comprised of interest expense of $4,082 net of realized gains on short-term investments of $3,787) and a net loss of $241 (comprised of interest expense of $2,827 net of realized gains on short-term investments of $2,586), respectively.

The Company had no outstanding Repurchase Obligations as of September 30, 2026 and December 31, 2025.

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its Unitholders. Therefore, no federal income tax provision is required.

As of September 30, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	As of September 30, 2026	As of December 31, 2025
Cost of investments for federal income tax purposes	$1,308,510	$1,420,540
Unrealized appreciation	$20,506	$26,396
Unrealized depreciation	$(167,351)	$(248,640)
Net unrealized depreciation on investments	$(146,845)	$(222,244)

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

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2026

10. Segment Reporting

The Company represents a single operating segment as the operating results of the Company are monitored as a whole and its long-term asset allocation is determined in accordance with the terms of its prospectus, based on defined investment objectives that is executed by the Company’s portfolio management team. The Company's Chief Financial Officer serves as the Company’s chief operating decision maker (“CODM”), who acts in accordance with the Board's reviews and approvals. The CODM uses financial information, such as changes in Members' capital from operations, changes in Members' capital from Company Unit transactions, and income and expense ratios, consistent with that presented within the accompanying consolidated financial statements and financial highlights to assess the Company’s profits and losses and to make resource allocation decisions, such as the need to obtain additional funding or make distributions. Segment assets are reflected in the Company's Consolidated Statements of Assets and Liabilities as Members' capital, which consists primarily of investments at fair value, and significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

11. Unconsolidated Significant Subsidiaries

In accordance with Rule 10-01(b)(1) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, Rule 1-02(w)(2) of Regulation S-X stipulates two tests to be utilized by a business development corporation to determine if any of our controlled investments are considered significant subsidiaries for financial reporting purposes: the investment test and the income test. For interim financial statements, Rule 10-01(b)(1) requires summarized income statement information if any of the thresholds in the tests are exceeded.

As of September 30, 2026, our investment in WDE Torcsill Holdings, LLC exceeded the threshold in at least one of the Rule 1-02(w)(2) tests. Accordingly, included below is the summarized income statement information for WDE Torcsill Holdings, LLC:

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2026	2025	2026	2025
Selected Income Statement Information - WDE Torcsill Holdings, LLC
Total revenue	$22,840	$23,664	$62,353	$56,739
Gross profit	6,725	7,392	19,139	16,219
Net loss	(2,231)	(3,696)	(12,050)	(16,071)

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2026

12. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2026 and 2025 is presented below.

	For the Nine Months Ended September 30,
	2026(1)	2025(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$43.77	$50.49
Income from Investment Operations:
Net investment income	2.27	5.87
Net realized and unrealized loss	(3.00)	(9.03)
Total loss from investment operations	(0.73)	(3.16)
Less Distributions:
From distributable earnings	(1.85)	(2.19)
Total distributions	(1.85)	(2.19)
Net Asset Value Per Unit (accrual base), End of Period	$41.19	$45.14
Unitholder Total Return(2)(3)	(1.40)%	(6.04)%
Unitholder IRR before incentive fees(4)	7.08%	7.66%
Unitholder IRR after all fees and expenses(4)	7.08%	7.66%
Ratios and Supplemental Data:
Members’ Capital, end of period	$400,239	$454,566
Units outstanding, end of period	13,734,010	13,734,010
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses before incentive fees to average net assets(5)	7.46%	7.71%
Ratio of financing cost to average net assets(3)	2.24%	2.81%
Ratio of net investment income to average net assets(5)	9.55%	21.39%
Ratio of incentive fees to average net assets(5)	—	(9.46)%
Credit facilities payable	$212,100	$219,500
Asset coverage ratio	2.89	3.07
Portfolio turnover rate(3)	2.43%	8.28%

(1)
Per unit data was calculated using the number of Units issued and outstanding as of September 30, 2026 and 2025, respectively.
(2)
The Total Return for the nine months ended September 30, 2026 and 2025 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 7.08%. The IRR since inception for the common Unitholders, after management fees, financing costs, operating expenses and Adviser incentive fees is 7.08%. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
(5)
Annualized.

TCW DIRECT LENDING VII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

As of September 30, 2026

13. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On October 1, 2026, the Company entered into a Repurchase Transaction with Barclays which settled on October 26, 2026 with a principal amount of $567,094.

On November 5, 2026, the Company entered into the third amendment to the PNC Revolving Credit Agreement which updated the facility margin from 0.80% to 0.75% for Base Rate loans and from 1.80% to 1.75% for all other loan types. In addition, the maturity date of the PNC Revolving Credit Facility was extended six months until May 6, 2027.

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
•
the increasing concentration of our investment portfolio as we continue to wind-down may heighten the risk that an adverse change in one issuer or industry could have a material adverse impact on our performance;
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
•
conflicts of interest may arise between the Adviser, Other Clients (as defined herein) and certain of our portfolio companies;

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

On June 16, 2026 we formed a wholly-owned subsidiary, TCW DL AGY LLC, a single member Delaware limited liability company, for the purpose of holding equity investments of ours. As of September 30, 2026, we have seven wholly-owned subsidiaries, each of which is a single member Delaware limited liability company.

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

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the private credit team of the Adviser (the “Private Credit Team,” formerly known as the “Direct Lending Team”) has generally not involved the use of PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Team generally did not originate a significant amount of investments for us with PIK interest features, a number of our current investments do contain PIK due to certain circumstances involving debt restructurings or work-outs. The high concentration of PIK in our current portfolio is primarily a result of the continued wind-down of our portfolio.

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

A number of our current investments contain PIK due to certain circumstances including debt restructurings or work-outs. The high concentration of PIK in our current portfolio is primarily a result of the continued wind-down of the portfolio. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to Unitholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2026, PIK interest income earned was $5.2 million and $24.2 million, respectively, representing 38.3% and 43.7%, respectively, of investment income. For the three and nine months ended September 30, 2025, PIK interest income earned was $13.1 million and $48.6 million, respectively, representing 66.8% and 65.6%, respectively, of investment income.

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

Investment Activity

As of September 30, 2026, our portfolio consisted of 28 debt investments and 16 equity investments. Based on fair values as of September 30, 2026, our portfolio was 87.2% invested in debt investments which were mostly senior secured term loans. The remaining 12.8% represented our equity investments, which were comprised of common stock, preferred stock, membership interests and warrants. Debt investments in three portfolio companies were on non-accrual status as of September 30, 2026, representing 4.1% and 10.6% of our portfolio's fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2026:

Industry	Percent of Total Investments
Textiles, Apparel & Luxury Goods	20%
Software	16%
Chemicals	15%
Hotels, Restaurants & Leisure	14%
Household Durables	13%
Aerospace & Defense	9%
Energy Equipment & Services	7%
Commercial & Professional Services	3%
Media	2%
Consumer Durables & Apparel	1%
Total	100%

Interest income, including PIK interest income, was $13.6 million and $19.5 million for the three months ended September 30, 2026 and 2025, respectively. Interest income for the three months ended September 30, 2026 and 2025 included $5.2 million and $13.1 million, respectively, of PIK interest income.

Interest income, including PIK interest income, was $55.3 million and $73.8 million for the nine months ended September 30, 2026 and 2025, respectively. Interest income for the nine months ended September 30, 2026 and 2025 included $24.2 million and $48.6 million, respectively, of PIK interest income.

Results of Operations

Our operating results for the three and nine months ended September 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Total investment income	$13,630	$19,608	$55,503	$74,047
Total expenses	8,016	9,265	24,331	(6,609)
Net investment income	5,614	10,343	31,172	80,656
Net realized loss on investments	(66,437)	—	(62,222)	(101,643)
Net change in unrealized appreciation/(depreciation) on investments	37,088	(10,563)	17,238	(25,041)
Net realized gain on short-term investments	1,281	1,048	3,787	2,586
Net (decrease) increase in Members’ Capital from operations	$(22,454)	$828	$(10,025)	$(43,442)

Total investment income

Total investment income for the three months ended September 30, 2026 and 2025 was $13.6 million and $19.6 million, respectively. Total investment income for the nine months ended September 30, 2026 and 2025 was $55.5 million and $74.0 million, respectively. The decrease in total investment income during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to a decrease in our par value of debt investments which decreased from $732.0 million as of September 30, 2025 to $624.2 million as of September 30, 2026.

Total expenses

Expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Expenses
Interest and credit facilities expenses	$3,251	$4,301	$9,774	$14,177
Management fees	2,904	3,166	8,937	10,315
Interest expense on repurchase transactions	1,357	1,176	4,082	2,827
Professional fees	218	297	597	704
Administrative fees	181	189	552	621
Directors’ fees	79	98	246	294
Incentive fees	—	—	—	(35,680)
Other expenses	26	38	143	133
Total expenses	$8,016	$9,265	$24,331	$(6,609)

Our total expenses were $8.0 million and $9.3 million for the three months ended September 30, 2026 and 2025, respectively. Our total expenses included management fees attributed to the Adviser of $2.9 million and $3.2 million; and incentive fees of $0 and $0, for the three months ended September 30, 2026 and 2025, respectively.

Our total expenses were $24.3 million and $(6.6) million for the nine months ended September 30, 2026 and 2025, respectively. Our total expenses included management fees attributed to the Adviser of $8.9 million and $10.3 million; and incentive fees of $0 and $(35.7) million, for the nine months ended September 30, 2026 and 2025, respectively.

The decrease in total expenses during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to the decrease to interest and credit facilities expenses which decreased due to a decrease in our average outstanding debt balance coupled with a decrease to our weighted average interest rate. Management fees also decreased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to a decrease in the investment cost basis for which management fees are based.

The increase in total expenses during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to the reversal of incentive fees during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2026 during which no incentive fees were incurred or reversed. The increase to incentive fees was partially offset by a decrease to interest and credit facilities expenses which decreased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to a decrease in our average outstanding debt balance coupled with a decrease to our weighted average interest rate.

Net investment income

Net investment income for the three months ended September 30, 2026 and 2025 was $5.6 million and $10.3 million, respectively. Net investment income for the nine months ended September 30, 2026 and 2025 was $31.2 million and $80.7 million, respectively. Our net investment income decreased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due to the decrease in total investment income partially offset by the decrease to expenses during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 as described above.

Our net investment income decreased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to the increase to expenses coupled with the decrease to investment income during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, as described above.

Net realized loss on investments

Our net realized loss on investments for the three months ended September 30, 2026 and 2025 was $66.4 million and $0, respectively. Our net realized loss during the three months ended September 30, 2026 was due to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Twin Star International, Inc.	Term Loan; Incremental Term Loan; Delayed Draw Term Loan; Incremental Delayed Draw Term Loan; 7th Amendment Incremental Term Loan; 7th Amendment Incremental Delayed Draw Term Loan; 13th Amendment Term Loan; 13th Amendment Delayed Draw Term Loan; 13th Amendment Priority Delayed Draw Term Loan; 14th Amendment Term Loan; 14th Amendment Delayed Draw Term Loan; 15th Amendment Delayed Draw Term Loan; 15th Amendment Discretionary Delayed Draw Term Loan; 16th Amendment Delayed Draw Term Loan; 17th Amendment Delayed Draw Term Loan	$(66,437)
Net realized loss		$(66,437)

We did not recognize a realized gain or loss on investments during the three months ended September 30, 2025 as none of our investments were disposed of during the period.

Our net realized loss on investments for the nine months ended September 30, 2026 and 2025 was $62.2 million and $101.6 million, respectively. Our net realized loss during the nine months ended September 30, 2026 was due to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Twin Star International, Inc.	Term Loan; Incremental Term Loan; Delayed Draw Term Loan; Incremental Delayed Draw Term Loan; 7th Amendment Incremental Term Loan; 7th Amendment Incremental Delayed Draw Term Loan; 13th Amendment Term Loan; 13th Amendment Delayed Draw Term Loan; 13th Amendment Priority Delayed Draw Term Loan; 14th Amendment Term Loan; 14th Amendment Delayed Draw Term Loan; 15th Amendment Delayed Draw Term Loan; 15th Amendment Discretionary Delayed Draw Term Loan; 16th Amendment Delayed Draw Term Loan; 17th Amendment Delayed Draw Term Loan	$(66,437)
Live Comfortably Borrower LLC	Term Loan	4,215
Net realized loss		$(62,222)

Our net realized loss during the nine months ended September 30, 2025 was due to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Mondee Holdings LLC	Term Loan	$(45,755)
Greenfield World Trade, Inc.	Last Out Term Loan	(28,099)
Greenfield World Trade, Inc.	21st Amendment Last Out Term Loan	(9,216)
Greenfield World Trade, Inc.	Last Out Term Loan	(7,965)
Hollander Intermediate LLC	Term Loan	(4,252)
Greenfield World Trade, Inc.	Class A-2 Warrant, expires 03/25/27	(3,179)
Greenfield World Trade, Inc.	Class A-1 Warrant, expires 03/25/27	(1,190)
Greenfield World Trade, Inc.	18th Amendment Last Out Term Loan	(1,109)
Mondee Holdings LLC	Common Stock	(764)
Mondee Holdings LLC	Class A-3 Warrant, expires 03/25/27	(114)
Net realized loss		$(101,643)

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended September 30, 2026 and 2025 was $37.1 million and ($10.6) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2026 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Centric Brands L.P.	Class A LP Interests	$(13,370)
The Legacy Companies LLC	Class A Units	(7,223)
AGY Equity LLC	Class E Preferred Units	(2,715)
Navistar Defense, LLC	Term Loan	(1,626)
Twin Star International, Inc.	Protective Advance Term Loan	(1,433)
RL Investor Holdings LLC	Super Senior Revolver	(1,630)
WDE TorcSill Holdings LLC	Revolver	1,250
Outform Holdings LLC	Class A Common Units	2,145
WDE TorcSill Holdings LLC	Term Loan	2,792
Twin Star International, Inc.**	Term Loan; Delayed Draw Term Loan; Incremental Term Loan; Incremental Delayed Draw Term Loan; 7th Amendment Incremental Delayed Draw Term Loan; 14th Amendment Term Loan; 16th Amendment Delayed Draw Term Loan; 17th Amendment Delayed Draw Term Loan	57,814	*
All others	Various	1,084
Net change in unrealized appreciation/(depreciation)		$37,088

*Includes reversal of previously recognized unrealized (depreciation)/appreciation recognized during the three months ended September 30, 2026 as realized losses and/or accelerated original issue discount.

**Our investments in the Twin Star International Inc. term loans and delayed draw term loans were written-off during the three months ended September 30, 2026.

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

Our net change in unrealized appreciation/(depreciation) on investments for the nine months ended September 30, 2026 and 2025 was $17.2 million and $(25.0) million, respectively. Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2026 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
The Legacy Companies LLC	Class A Units	$(19,458)
Centric Brands L.P.	Class A LP Interests	(13,469)
Navistar Defense, LLC	Term Loan	(6,714)
RL Investor Holdings LLC	Term Loan	(6,412)
Twin Star International, Inc.	Protective Advance Term Loan	(1,433)
Outform Group, Inc.	Term Loan	1,124
RL Investor Holdings LLC	Super Senior Revolver	1,534
WDE TorcSill Holdings LLC	Revolver	1,765
AGY Equity LLC	Class E Preferred Units	2,582
WDE TorcSill Holdings LLC	Term Loan	3,943
Live Comfortably Borrower LLC	Term Loan	4,143
Outform Holdings LLC	Class A Common Units	5,313
Twin Star International, Inc.**	Term Loan; Delayed Draw Term Loan; Incremental Term Loan; Incremental Delayed Draw Term Loan; 7th Amendment Incremental Delayed Draw Term Loan; 14th Amendment Term Loan; 16th Amendment Delayed Draw Term Loan; 17th Amendment Delayed Draw Term Loan	43,084	*
All others	Various	1,236
Net change in unrealized appreciation/(depreciation)		$17,238

*Includes reversal of previously recognized unrealized (depreciation)/appreciation recognized during the nine months ended September 30, 2026 as realized losses and/or accelerated original issue discount.

**Our investments in the Twin Star International Inc. term loans and delayed draw term loans were written-off during the nine months ended September 30, 2026.

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

*Includes reversal of previously recognized unrealized (depreciation)/appreciation recognized during the nine months ended September 30, 2025 as realized losses and/or accelerated original issue discount.

Net realized gain on short-term investments

During the three months ended September 30, 2026 and 2025 we generated $1.3 million and $1.0 million, respectively, in realized gains from our short-term investments in government treasuries.

During the nine months ended September 30, 2026 and 2025 we generated $3.8 million and $2.6 million, respectively, in realized gains from our short-term investments in government treasuries.

Net (decrease) increase in Members’ Capital from operations

Our net (decrease) increase in Members’ Capital from operations during the three months ended September 30, 2026 and 2025 was ($22.5) million and $0.8 million, respectively. The net decrease in Members’ Capital from operations during the three months ended September 30, 2026 compared to the net increase in Members' Capital from operations three months ended September 30, 2025 was primarily due to net realized and unrealized losses of $28.1 million during the three months ended September 30, 2026 compared to net realized and unrealized losses of $9.5 million during the three months ended September 30, 2025 coupled with a decrease to net investment income as described above.

Our net (decrease) increase in Members’ Capital from operations during the nine months ended September 30, 2026 and 2025 was $(10.0) million and $(43.4) million, respectively. The lower Net decrease in Members’ Capital from operations during the nine months ended September 30, 2026 compared to the Net decrease in Members' Capital from operations during the nine months ended September 30, 2025 was primarily due to net realized and unrealized losses of $41.2 million during the nine months ended September 30, 2026 compared to net realized and unrealized losses of $124.1 million during the nine months ended September 30, 2025 partially offset by a decrease to net investment income as described above.

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

As of September 30, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

September 30, 2026
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

Under the PNC Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The PNC Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2026, the Borrower was in compliance with such covenants.

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

On February 4, 2026, we entered into the second amendment to the PNC Revolving Credit Agreement which clarified the letter of credit sublimit to mean the lessor of (a) $25.0 million and (b) the Available Commitment (as defined in the PNC Revolving Credit Agreement).

A summary of amounts outstanding and available under the PNC Revolving Credit Agreement as of September 30, 2026 and December 31, 2025 was as follows (dollar amounts in thousands):

PNC Revolving Credit Agreement	Maximum Commitment	Borrowings Outstanding	Available Amount(1)
As of September 30, 2026	$350,000	$212,100	$137,900
As of December 31, 2025	$350,000	$219,600	$130,400

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

As of September 30, 2026 and December 31, 2025, $0.1 million and $0.7 million, respectively, of deferred financing costs from the Revolving Credit Facilities had yet to be amortized.

The carrying amounts of the Credit Facilities, which are categorized as Level 2 within the fair value hierarchy as of September 30, 2026 and 2025, approximates their respective fair values. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Facilities’ terms and conditions.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2026 and 2025 was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Credit Facilities interest expense	$2,841	$3,783	$8,560	$12,905
Unused commitment fees	189	135	546	242
Amortization of deferred financing costs	221	383	668	1,030
Total	$3,251	$4,301	$9,774	$14,177
Weighted average interest rate	5.50%	6.48%	5.48%	6.48%
Average outstanding balance	$202,135	$228,261	$206,042	$262,723

We had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

			September 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
AGY Holdings Corp.	Delayed Draw Term Loan	September 2029	$—	$—	$2,067	$—
Bendon Inc.	Revolver	April 2026	—	—	5,811	6
Encompass Digital Media, Inc.	Revolver	September 2027	1,519	1,086	1,374	972
Navistar Defense, LLC	Super Senior Revolver	February 2028	993	—	993	—
Outform Group, Inc. (fka Rapid Displays, Inc.)	Revolver	April 2029	4,918	—	1,711	128
Slogic Holding Corp.	Revolver	December 2029	931	—	—	—
Twin Star International, Inc.	17th Amendment Delayed Draw Term Loan	December 2026	—	—	560	—
Total			$8,361	$1,086	$12,516	$1,106

We may, from time to time, enter into repurchase agreements with Barclays Bank PLC (“Barclays”), whereby we sell to Barclays our short-term investments and concurrently enter into an agreement to repurchase the same investments at an agreed-upon price at a future date, generally within 30-days (each, a “Repurchase Transaction”).

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

The Repurchase Transactions entered into by us during the nine months ended September 30, 2026 and 2025 had an average principal balance of $559.8 million and $330.4 million, respectively and a weighted average interest rate of 3.80% and 4.53%, respectively.

The net proceeds received by us from Repurchase Transactions during the nine months ended September 30, 2026 and 2025 was a net loss of $0.3 million (comprised of interest expense of $4.1 million net of realized gains on short-term investments of $3.8 million) and a net loss of $0.2 million (comprised of interest expense of $2.8 million net of realized gains on short-term investments of $2.6 million), respectively.

We had no outstanding Repurchase Obligations as of September 30, 2026 and December 31, 2025.

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

Interest Rate Risk. As of September 30, 2026, 100.0% of our debt investments bore interest based on floating rates, such as SOFR or Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of September 30, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our September 30, 2026 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$15,681	$6,451	$9,230
Up 200 basis points	10,454	4,301	6,153
Up 100 basis points	5,227	2,150	3,077
Down 100 basis points	(5,227)	(2,150)	(3,077)
Down 200 basis points	(9,366)	(4,301)	(5,065)
Down 300 basis points	(11,936)	(6,451)	(5,484)

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

Competitors of ours or our portfolio companies have instituted or may institute low cost, high speed applications and services based on AI, and new competitors may enter our space or the space of our portfolio companies space using new platforms or technologies based on AI. We expect our portfolio companies to face additional competition as they utilize, introduce or acquire new products, as their existing products evolve, or as other companies introduce new products and services, including as part of efforts to develop or innovate through the application of new AI-related technologies. It will be imperative that our portfolio companies continue to improve their current products and develop new ones; accordingly, research and development is a key undertaking for our portfolio companies. New technologies may be untested or unproven, and delays and cost overruns from unforeseen technical issues may occur. Research and development can be costly, requiring substantial capital, and there is no way to ensure that the research and development performed will yield positive financial results for any of our portfolio companies. Because it is generally not possible to predict the amount of time required or the costs involved in achieving certain research and development objectives, actual development costs of our portfolio companies may exceed budgeted amounts. In addition, rapid technological developments may shorten product life cycles, require significant ongoing investment to remain competitive and render existing products or business models obsolete more quickly than anticipated. If our portfolio companies are unable to successfully develop, acquire, integrate or adapt to AI technologies or respond effectively to these competitive and regulatory developments, the value of our investments could decline, which could materially and adversely affect our business, financial condition and results of operations.

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

10.18*	Second Amendment to Revolving Credit Agreement, dated as of February 4, 2026, among TCW Direct Lending VII LLC, as borrower, and PNC Bank, National Association as Administrative Agent and the Lenders.
10.19*	Third Amendment to Revolving Credit Agreement, dated as of November 5, 2026, among TCW Direct Lending VII LLC, as borrower, and PNC Bank, National Association as Administrative Agent and the Lenders.

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2026	TCW DIRECT LENDING VII LLC
	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 12, 2026
	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer